Form 10QSB
period 2001-12-31
HENNESSY ADVISORS INC
filed 2002-02-14
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                        Commission File Number 333-66970


                             HENNESSY ADVISORS, INC.
             (Exact name of registrant as specified in its charter)


                  California                                68-0176227
         (State or other jurisdiction                    (I.R.S. Employer
             of incorporation or                        Identification No.)
                organization)

         750 Grant Avenue, Suite 100
              Novato, California                               94945
   (Address of principal executive offices)                 (Zip Code)

                                 (415) 899-1555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ; No X .

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2001 was 960,680.

Transitional Small Business Disclosure Format:     Yes  ; No X .

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2001
          and December 31, 2000                                               3

          Consolidated Statements of Operations for the
          three months ended December 31, 2001 and December 31, 2000          4

          Consolidated Statements of Cash Flows for three months
          ended December 31, 2001 and December 31, 2000                       5

          Notes to Condensed Financial Statements                             6

Item 2.   Management's Discussion and Analysis                                9

PART II.  Other Information and Signatures                                   13

Item 6.   Exhibits

                             HENNESSY ADVISORS, INC.
                                  BALANCE SHEET
                           December 31, 2001 and 2000

                         Assets                                                     2001                  2000
                                                                                    ----                  ----

Cash                                                                            $      19,790         $       3,585
Investments in marketable securities, at fair value
                                                                                        4,393                 5,916
Investments in limited partnerships
                                                                                        2,293                 4,014
Investment advisory fees receivable
                                                                                      140,669               133,323
Expert witness fees receivable
                                                                                       34,714                10,344
Management contracts acquired, net of accumulated amortization
  of $419,084 and $139,694 at December 31, 2001                                     3,771,756             4,051,146
  and 2000, respectively
Property and equipment, net of accumulated depreciation
of $36,440 and $18,996 at December 31, 2001 and 2000, respectively
                                                                                       43,001                53,509
Other assets
                                                                                        4,633                 4,633
Deferred offering cost
                                                                                      314,630                     -
                                                                                --------------        --------------

             Total assets                                                           4,335,879             4,266,470
                                                                                ==============        ==============

                         Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                        $     588,603               100,072
Payable for management contracts acquired                                           1,849,709             1,849,709
Due to affiliate
                                                                                            -                35,187
Note payable                                                                        1,711,776             2,237,444
                                                                                --------------        --------------

             Total liabilities                                                      4,150,088             4,222,412
                                                                                --------------        --------------

Stockholders' equity:
Convertible preferred stock. $1 stated value:
  300,000 shares authorized, 200,000 shares issued
  and outstanding at December 31, 2000                                                      -               200,000
Adjustable rate preferred stock, $25 stated value:
  25,000 shares authorized. 1,600 shares issued
  and outstanding                                                                      40,000                40,000
Common stock, no par value:  10,000,000 shares authorized:
  960,680 and 760,680 shares issued and outstanding at
  December 31, 2001 and 2000, respectively                                                                  287,840
                                                                                      487,840
Additional paid-in capital
                                                                                       24,008                24,008
Accumulated deficit                                                                 (366,057)             (507,790)
                                                                                --------------        --------------

             Total Equity
                                                                                      185,791                44,058
                                                                                --------------        --------------

Total Liabilities & Equity                                                      $   4,335,879         $   4,266,470
                                                                                ==============        ==============

                             HENNESSY ADVISORS, INC.
                             STATEMENT OF OPERATIONS
                  Three Months Ended December 31, 2001 and 2000

                                                                   2001                       2000
                                                                   ----                       ----
Income
      Investment advisory fees                              $        358,537           $        375,186
      Expert witness fees                                             44,293                     48,420
      Other Income                                                       836                       1887


                   Total income                                      403,666                    425,492
                                                              ---------------            ---------------

Expenses
      Compensation and benefits                                      137,198                    177,932
      General and administrative                                      40,939                     49,221
      Mutual fund distribution                                        64,538                     31,600
      Amortization and depreciation                                   74,081                     73,571
      Interest                                                       106,487                     55,740
                                                              ---------------            ---------------


                   Total expenses                                    423,243                    388,064
                                                              ---------------            ---------------

Income tax expense                                                       200                        200
                                                              ---------------            ---------------

                   Net earnings (loss)                              (19,777)                     37,229
                                                              ===============            ===============

Earnings (loss) per share - basic                                     (0.02)                       0.05
                                                              ===============            ===============

Earnings (loss) per share - diluted                                   (0.02)                       0.04
                                                              ===============            ===============

                             HENNESSY ADVISORS, INC.
                             STATEMENT OF CASH FLOWS
                  Three Months Ended December 31, 2001 and 2000


                                                                                   2001                    2000
                                                                             ----------------          ------------

Cash flows from operating activities:
      Net earnings                                                                 (19,777)                  37,229
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
                 Depreciation and amortization                                      74,081                   73,571
                 Unrealized net losses (gains) on marketable securities                 19                        -
                 (Increase) decrease in operating assets
                         Investment advisory fees receivable                       (14,094)                  (6,026)
                         Expert witness fees receivable                            (10,533)                  11,649
                         Other assets                                               16,411                   19,284
                 (Decrease) increase in operating liabilities
                         Due to/from affiliate                                                                  669
                         Accrued liabilities and accounts payable
                                                                                   187,512                  (64,988)
                                                                             ----------------          ------------
                                       Net cash provided by
                                       operating activities                        233,619                   71,388
                                                                             ----------------          ------------
Cash flows from investing activities:

      Purchases of property and equipment                                           (4,668)                       -
      Purchases of investments                                                        (132)                       -
      Sales of investments                                                           1,726                        -
                                                                             ----------------          ------------

                                       Net cash used in investing
                                       activities                                   (3,074)                       -
                                                                             ----------------          ------------

Cash flows provided by financing activities
      Proceeds lent from affiliate                                                       -
      Deferred Offering Costs                                                     (110,134)                       -
      Repayment of note(s) payable                                                (128,783)                (73,453)
                                                                             ----------------          ------------
                                       Net cash used in financing
                                       activities                                 (238,917)
                                                                                                           (73,453)
Net increase (decrease) in cash and cash equivalents                                (8,372)                 (2,065)

Cash at beginning of period                                                         28,162                   5,650
                                                                             ----------------          ------------
Cash at end of period                                                               19,790                   3,585
                                                                             ================          ============

Supplemental disclosures of cash flow information:
        Cash paid during the period:
           Income taxes                                                                800                   1,600
                                                                             ================          ============
           Interest
                                                                                    18,786                  55,132
                                                                             ================          ============

                             HENNESSY ADVISORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited but in the opinion of management such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. For additional information, refer to the financial statements for the fiscal year ended September 30, 2001, which are included in the Company's registration statement on Form SB-2 filed on November 29, 2001.

         The operating activities of the Company consist primarily of providing investment management services to four open-end mutual funds (the "Hennessy Funds"). In addition to serving as investment advisor of the Hennessy Cornerstone Value Fund and Hennessy Cornerstone Growth Fund, the Company, as general partner of Hennessy Management Co. L.P. , serves as the investment advisor to the Hennessy Balanced Fund, and as general partner of Hennessy Management 2 L.P., serves as investment advisor to the Hennessy Leveraged Dogs Fund.

Management Contracts Acquired

         The Company was appointed investment advisor to the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund concurrent with the Company's acquisition of patented automated investment trading strategies from Netfolio, Inc. ("Netfolio") The initial management contracts acquired asset recorded by the Company represented the initial consideration paid in cash, costs associated with the transaction, and the value of a subordinated promissory note issued to Netfolio. The total acquisition costs are being amortized on a straight-line basis over a period of 15 years based on management's analysis of the appropriate useful life. The Company periodically analyzes the carrying value of management contracts acquired to determine whether any impairment has occurred. Based on anticipated future cash flows, it is the opinion of Company management that there has been no impairment.

         The terms of the promissory note payable to Netfolio called for payments to be made in sixty monthly installments commencing June 30, 2001 with interest to be charged annually at the prime rate, unless payments are not made to Netfolio when due, at which time interest will be charged at an annual rate of 18%. The Company has not made the required monthly payments under the note, and on August 16, 2001 Netfolio declared the Company to be in default under the terms of the note. Notwithstanding the declaration of default, the terms of the subordination agreement that the Company entered into with Netfolio and Firstar Bank preclude Netfolio from exercising any rights that it may have to collect amounts due under the subordinated note until the Company's note payable to Firstar Bank is paid in full.

Note Payable

         In June of 2000 the Company entered into a borrowing agreement with Firstar Bank, N.A. in order to finance its acquisition of the patented automated investment trading strategies from Netfolio Inc. Annual interest, which is payable monthly, is being charged on the note based on the prime rate. The note is being repaid in monthly installments through June 2005.

Convertible Preferred Stock

         In June of 2001, 200,000 shares of the Company's convertible preferred stock were converted into shares of the Company's common stock.

Adjustable Rate Preferred Stock

         Holders of adjustable rate preferred stock may not convert shares to common stock and have no voting rights. Adjustable rate preferred stockholders are only entitled to those dividends which are declared by the Board of Directors to be adjustable rate preferred dividends.

Advisory Fees

         Advisory fees are recorded when earned. The Company receives investment advisory fees monthly on an annual percentage basis of the average daily net assets of the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund. Advisory fees earned by the Company through its general partner interest in Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. are based on actual costs incurred, subject to voluntary waivers by the Company.

Expert Witness Fees

         The Company receives fees for services provided by the Company's president and staff in mediating, reviewing, and consulting on various cases within the securities industry. Such fees are recognized when earned.

Income Taxes

         Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such a change.

         A valuation allowance is then established to reduce that deferred tax asset to the level at which is it "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include income that will result from future operations.

Earnings per Share

         Basic earnings (loss) per share is determined by dividing net earnings
(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

         The weighted average common shares outstanding used in the calculation of basic earnings per share and the weighted average common shares outstanding, adjusted for common stock equivalents used in the computation of diluted earnings per share were as follows for the three months ended December 31, 2001 and 2000:

                                                                     2001                      2000
                                                                     ----                      ----

         Weighted Average common stock                              960,680                   760,680
         Outstanding
         Common stock equivalents
                  Convertible Preferred Stock                           --                     200,000
                                                              ---------------------     ---------------------
                                                                    960,680                    960,680
                                                              =====================     =====================


Registration Filing

         On November 29, 2001 the Company filed a Registration Statement on Form SB-2, which provided for the offering of between 450,000 and 900,000 shares of the Company's common stock. As of December 31, 2001 no shares had been issued pursuant to the offering.

         In conjunction with the offering, the Company's Board of Directors adopted a resolution to merge Hennessy Management Co. LAP and Hennessy Management Co. 2 L.P. into the Company subject to the approval of the limited partners. Under the terms of the proposed mergers, the limited partners will receive an aggregate of 90,740 shares of the Company's common stock in exchange for their partnership interests. If limited partners elect not to receive common stock in exchange for their interests, they have to elect to receive cash in exchange for the fair market value of their partnership interests. Three limited partners of Hennessy Management Co., L.P. who would receive an aggregate of 2,500 shares, based on the merger exchange ratio, have dissented from the merger and have agreed to accept cash totaling $11,275 in exchange for their partnership interests, subject to completion of the merger.

         Under the Company's Option Plan, an aggregate of 87,500 shares of the Company's common stock are to be awarded to certain employees, executive officers, and directors of the Company following the sale of a minimum number of shares under the registration statement.

New Accounting Pronouncement

         In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, Intangible Assets. The provisions of SFAS No. 142 are to be applied starting with fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have useful lives will continue to be amortized over their useful lives. The Company is currently considering the implementation of SFAS No. 142 and its impact on the carrying value and amortization treatment of its management contracts acquired asset.

                  Item 2. Management's Discussion and Analysis

Overview and General Industry Conditions

         Our primary sources of revenue are investment advisory fees. Advisory services include investment research, supervision of investments, conducting clients' investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information.

         Investment advisory fees are charged as a specified percentage of the average annual daily net value of the assets under management. Hennessy's total assets under management were $215 million as of December 31, 2001 compared to $203 million as of December 31, 2000. Approximately 88.8% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the three months ended December 31, 2001.

         Neil J. Hennessy, our chief executive officer, president and chairman of the board has served as expert witness and mediator in securities cases in the past and will continue to be an expert witness on a limited basis in the future. Mr. Hennessy expects to further limit his work as an expert witness at the completion of our initial public offering.

         The principal asset on our balance sheet other than investment advisory fees receivable consists of the investment advisory agreements with the Hennessy Mutual Funds, Inc. We are amortizing the capitalized cost of these agreements over 15 years, resulting in a carrying value of $3,771,756 at December 31, 2001 compared to $4,051,146 at December 31, 2000.

         Our principal business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions and movement of interest rates and competitive conditions. Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly due to the factors listed above. As a result, substantial fluctuations can occur in our revenue and net income from period to period.

Results of Operations

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue.

                                                               Three Months Ended December 31,
                                           ------------------------------------------------------------------------
                                                         2001                                2000
                                           ------------------------------------------------------------------------
                                                                 Percentage                          Percentage
                                                                     of                                  of
                                                Amounts         Total Revenue        Amounts        Total Revenue
                                           ------------------------------------------------------------------------
REVENUE:
Investment advisory fees                     $  358,537            88.82%           $ 375,186           88.18%
Expert witness fees                              44,293            10.97               48,420           11.38

Other income                                        836             0.21                1,887            0.44
         Total Revenue                          403,666           100.00              425,493          100.00

OPERATING EXPENSES:
Employee compensation and
 benefits                                       137,198            33.99              177,932           41.82
General and administrative                       40,939            10.14               49,221           11.57
Mutual fund distribution
 expenses                                        64,538            15.99               31,600            7.42
Amortization and depreciation                    74,081            18.35               73,571           17.29
Interest                                        106,487            26.38               55,740           13.10
         Total operating expenses               423,243           104.85              388,064           91.20

Income (loss) before income
 taxes                                          (19,577)           (4.85)              37,429            8.80

                                           ------------------------------------------------------------------------
Income taxes                                        200             0.05                  200            0.05
                                           ------------------------------------------------------------------------
Net income (loss)                          $    (19,777)           (4.90%)         $   37,229            8.75%
                                           ========================================================================



Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

         Total revenue decreased by $21,827 or 5.13% in the three months ended December 31, 2001 from $425,493 in the same period of 2000. Advisory fee revenue decreased by $16,649 or 4.44% in the three months ended December 31, 2001 from $375,186 in the prior comparable period reflecting an decrease in assets under management due largely to the decrease in net asset value of mutual funds we manage.

         Expert witness fees decreased by $4,127 or 8.52% from $48,420 in the three months ended December 31, 2000 to $44,293 in the same period of 2001 as a result of the company changing its policy toward the amount of time Mr. Hennessy devotes to serving as an expert witness.

         Total expense increased by $35,179 or 9.07% to $423,243 in the three months ended December 31, 2001 from $388,064 in the same period of 2000 due to an increase in interest expense, and mutual fund distribution expenses. As a percent of total revenue, total expense increased to 104.85% in the three months ended December 31, 2001 compared to 91.20% in the prior comparable period due to an increase in interest expense, and mutual fund distribution expenses.

         Compensation and benefits expense decreased by $40,734, or 22.9%, to $137,198 for the three months ended December 31, 2001 from $177,932 in the prior comparable period due primarily to the temporary reduction of $6,250 per month in Mr. Hennessy's compensation during our initial public offering period. As a percentage of total revenues, compensation and benefits expense decreased to 33.99% in the three months ended December 31, 2001 compared to 41.82% in the prior comparable period.

         General and administrative expense decreased by $8,282, or 16.8%, to $40,939 in the three months ended December 31, 2001 from $49,221 in the three months ended December 31, 2000 due to a decrease in business development, travel, and professional service expense. As a percentage of total revenue, general and administrative expense decreased to 10.14% in the three months ended December 31, 2001 from 11.57% in the prior comparable period.

         Expense for amortization and depreciation increased by $510 in the three months ended December 31, 2001 from $73,751 in the three months ended December 31, 2000.

         Interest expense increased $50,747, or 91.0%, to $106,487 in the three months ended December 31, 2001 from $55,740 in the three months ended December 31, 2000. This increase is due to the note payable to Netfolio, Inc. dated June 30, 2000 to pay for our licensing of its automated trading strategies, which currently bears interest at 18.0%. For the three months ended December 31, 2001, the average amount borrowed was $3,604,378 with an average interest rate of 12.0%.

         Mutual fund distribution expenses increased $32,938, or 104.2%, to $64,538 in the three months ended December 31, 2001 from $31,600 in the three months ended December 31, 2001 due to the addition of a major mutual fund distributor to the "no transaction fee" programs through which our mutual fund shares are distributed.

         Our income tax expense, which represents California state franchise taxes, remained the same for the three months ended December 31, 2001, compared to the prior period. We recorded no federal income tax expense during the first three months ended December 31, 2001 or 2000 due to a tax loss carry forward from prior years.

         Net income decreased by $57,006 or 153.2% to a loss of $19,777 in the three months ended December 31, 2001 compared to $37,229 in the prior comparable period as a result of the factors discussed above.

         Liquidity and Capital Resources   As of December 31, 2001, Hennessy
Advisors, Inc. had cash and cash equivalents of $19,790.

                With the exception of our fixed assets, deferred cost and other assets which amount to $4,134,020 as of December 31, 2001, our assets are reasonably liquid, with a majority consisting of cash, and receivables from our mutual fund under management and expert witness clients, all of which fluctuate depending on the levels of changes in daily net asset of the mutual funds and expert witness business. Receivables from clients turn over rapidly. Our total assets as of December 31, 2001 were $4,335,879.

                As of December 31, 2001, Hennessy Advisors, Inc. had no outstanding advances to its majority stockholder.

         Hennessy Advisors, Inc.'s overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. Hennessy Advisors, Inc. anticipates that its cash and other liquid assets on hand as of December 31, 2001 will be sufficient to fund its operations. To the extent that Hennessy Advisors, Inc.'s liquid resources and cash provided by operations are not adequate to meet its capital requirements, Hennessy Advisors, Inc. may need to raise additional capital through loans or equity. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         Our outstanding bank debt incurred with Firstar Bank in connection with prior payments to Netfolio as of December 31, 2001 and 2000 was $1,711,776 and $2,237,444 respectively. We will use the net proceeds from our current public offering to repay all of this bank debt. This back debt matures on April 10, 2005 and accrues interest at the Firstar Bank prime rate.

      We also intend to use the net proceeds of our current public offering to pay amounts owed in connection with management contracts acquired with our 2000 licensing agreement with Netfolio, Inc. for the use of the names of and investment strategies applied to Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund. As of December 31, 2001, the principal amount owed to Netfolio is $1,849,709. We have issued a subordinated promissory note payable to Netfolio dated as of June 30, 2001 for $1,849,709. The note is payable in 60 equal monthly installments, together with interest at Firstar Bank's prime rate, and is subordinated to our debt to Firstar Bank. Under the terms of the Netfolio note, if we do not make a required monthly payment to Netfolio, interest on the subordinated note accrues at 18% per annum. We have not made any required monthly payments on the Netfolio note. AS a result, Netfolio has declared the to be in default and since July 15, 2001 interest has accrued on the note at 18% per annum. However, notwithstanding Netfolio's declaration of default, our subordination agreement with Netfolio and Firstar Bank prevents Netfolio from exercising any right to collect the subordinated note until we pay our debt to Firstar Bank in full.

Forward Looking Statements

         Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Additionally, we do not assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for Item 1 through Item 5.



Item 6.  Exhibits and Reports in Form 8-K

         (a)  Exhibits.

                  None.

         (b)  Reports on Form 8-K

                  None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HENNESSY ADVISORS, INC.



Date:   February 14, 2002                   By:   /s/ Teresa M. Nilsen
      ---------------------------              ---------------------------------
                                               Teresa M. Nilsen, Executive Vice
                                               President, Chief Financial
                                               Officer, Chief Accounting
                                               Officer and Secretary