Form 10QSB/A
period 2001-12-31
HENNESSY ADVISORS INC
filed 2002-02-26
CIK 1145255

FORM 10-QSB
                               (Amendment No. 1)

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

The number of shares outstanding of each of the issuer's classes of common equity as of January 31, 2002 was 960,680.

Transitional Small Business Disclosure Format:     Yes  ; No X .

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets as of December 31, 2001 and September 30, 2001       3

          Statements of Operations for the three months ended
          December 31, 2001 and December 31, 2000                             4

          Statements of Cash Flows for three months ended
          December 31, 2001 and December 31, 2000                             5

          Notes to Condensed Financial Statements                             6

Item 2.   Management's Discussion and Analysis                                9

PART II.  Other Information and Signatures                                   13

Item 6.   Exhibits

                             HENNESSY ADVISORS, INC.
                                 BALANCE SHEETS
                December 31, 2001 and audited September 30, 2001

                                                                                December 31,          September 30,
                         Assets                                                     2001                  2001
                                                                                    ----                  ----
                                                                                                        (audited)

Cash                                                                            $      19,790         $      28,162
Investments in marketable securities, at fair value
                                                                                        4,393                 4,280
Investments in limited partnerships
                                                                                        2,293                 4,019
Investment advisory fees receivable
                                                                                      140,669               126,575
Expert witness fees receivable
                                                                                       34,714                24,181
Management contracts acquired, net of accumulated amortization
  of $419,084 and $139,694 at December 31, 2001                                     3,771,756             3,841,603
  and 2000, respectively
Property and equipment, net of accumulated depreciation
of $36,440 and $18,996 at December 31, 2001 and 2000, respectively
                                                                                       43,001                42,567
Other assets
                                                                                        4,633                21,044
Deferred offering costs
                                                                                      314,630               204,496
                                                                                --------------        --------------

             Total assets                                                           4,335,879             4,296,927
                                                                                ==============        ==============

                         Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                        $     588,603               401,091
Payable for management contracts acquired                                           1,849,709             1,849,709
Due to affiliate                                                                            -                   400
Note payable                                                                        1,711,776             1,840,159
                                                                                --------------        --------------

             Total liabilities                                                      4,150,088             4,091,359
                                                                                --------------        --------------

Stockholders' equity:
Convertible preferred stock. $1 stated value:
  300,000 shares authorized, 200,000 shares issued
  and outstanding at December 31, 2000                                                      -                     -
Adjustable rate preferred stock, $25 stated value:
  25,000 shares authorized. 1,600 shares issued
  and outstanding                                                                      40,000                40,000
Common stock, no par value:  10,000,000 shares authorized:
  960,680 shares issued and outstanding                                               487,840               487,840
Additional paid-in capital                                                             24,008                24,008
Accumulated deficit                                                                  (366,057)             (346,280)
                                                                                --------------        --------------
             Total Equity
                                                                                      185,791               205,568
                                                                                --------------        --------------
Total Liabilities & Equity                                                      $   4,335,879         $   4,296,927
                                                                                ==============        ==============

            See Accompanying Notes to Condensed Financial Statements

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
                                                              ===============            ===============

            See Accompanying Notes to Condensed Financial Statements

                             HENNESSY ADVISORS, INC.
                             STATEMENT OF CASH FLOWS
                  Three Months Ended December 31, 2001 and 2000


                                                                                   2001                    2000
                                                                             ----------------          ------------

Cash flows from operating activities:
      Net earnings (loss)                                                          (19,777)                  37,229
      Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
                 Depreciation and amortization                                      74,081                   73,571
                 Unrealized net losses (gains) on marketable securities                 19                        -
                 (Increase) decrease in operating assets
                         Investment advisory fees receivable                       (14,094)                  (6,026)
                         Expert witness fees receivable                            (10,533)                  11,649
                         Other assets                                               16,411                   19,284
                 (Decrease) increase in operating liabilities
                         Due to/from affiliate                                                                  669
                         Accrued liabilities and accounts payable
                                                                                   187,512                  (64,988)
                                                                             ----------------          ------------
                                       Net cash provided by
                                       operating activities                        233,619                   71,388
                                                                             ----------------          ------------
Cash flows from investing activities:

      Purchases of property and equipment                                           (4,668)                       -
      Purchases of investments                                                        (132)                       -
      Sales of investments                                                           1,726                        -
                                                                             ----------------          ------------

                                       Net cash used in investing
                                       activities                                   (3,074)                       -
                                                                             ----------------          ------------

Cash flows provided by financing activities
      Proceeds lent from affiliate                                                       -
      Deferred Offering Costs                                                     (110,134)                       -
      Repayment of note(s) payable                                                (128,783)                (73,453)
                                                                             ----------------          ------------
                                       Net cash used in financing
                                       activities                                 (238,917)
                                                                                                           (73,453)
Net increase (decrease) in cash and cash equivalents                                (8,372)                 (2,065)

Cash at beginning of period                                                         28,162                   5,650
                                                                             ----------------          ------------
Cash at end of period                                                               19,790                   3,585
                                                                             ================          ============

Supplemental disclosures of cash flow information:
        Cash paid during the period:
           Income taxes                                                                800                   1,600
                                                                             ================          ============
           Interest
                                                                                    18,786                  55,132
                                                                             ================          ============

            See Accompanying Notes to Condensed Financial Statements

                             HENNESSY ADVISORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited but in the opinion of management such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. For additional information, refer to the financial statements for the fiscal year ended September 30, 2001, which are included in the Company's registration statement on Form SB-2 filed on November 21, 2001.

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
                                                              =====================     =====================


Registration Filing

         On November 21, 2001 the Company filed a Registration Statement on Form SB-2, which provided for the offering of between 450,000 and 900,000 shares of the Company's common stock. As of December 31, 2001 no shares had been issued pursuant to the offering, and subscription commitments for the offering stand at $901,900. The offering minimum will expire on February 28, 2002 and we may continue to sell shares after breaking escrow until May 31, 2002.

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

Results of Operations

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue.

                                                               Three Months Ended December 31,
                                           ------------------------------------------------------------------------
                                                         2001                                2000
                                           ------------------------------------------------------------------------
                                                                 Percentage                          Percentage
                                                                     of                                  of
                                                Amounts         Total Revenue        Amounts        Total Revenue
                                           ------------------------------------------------------------------------
REVENUE:
Investment advisory fees                     $  358,537            88.82%           $ 375,186           88.18%
Expert witness fees                              44,293            10.97               48,420           11.38

Other income                                        836             0.21                1,887            0.44
                                           ------------------------------------------------------------------------
         Total Revenue                          403,666           100.00              425,493          100.00
                                           ------------------------------------------------------------------------
OPERATING EXPENSES:
Employee compensation and
 benefits                                       137,198            33.99              177,932           41.82
General and administrative                       40,939            10.14               49,221           11.57
Mutual fund distribution
 expenses                                        64,538            15.99               31,600            7.42
Amortization and depreciation                    74,081            18.35               73,571           17.29
Interest                                        106,487            26.38               55,740           13.10
                                           ------------------------------------------------------------------------
         Total operating expenses               423,243           104.85              388,064           91.20
                                           ------------------------------------------------------------------------
Income (loss) before income
 taxes                                          (19,577)           (4.85)              37,429            8.80
                                           ------------------------------------------------------------------------
Income taxes                                        200             0.05                  200            0.05
                                           ------------------------------------------------------------------------
Net income (loss)                          $    (19,777)           (4.90%)         $   37,229            8.75%
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

         Liquidity and Capital Resources   As of December 31, 2001, Hennessy
Advisors, Inc. had cash and cash equivalents of $19,790.

                Our fixed assets, deferred cost and other assets amount to $4,134,020 as of December 31, 2001. The remainder of our assets are reasonably liquid, with a majority consisting of cash, and receivables from our mutual fund under management and expert witness clients, all of which fluctuate depending on the levels of changes in daily net asset of the mutual funds and expert witness business. Receivables from clients turn over rapidly. Our total assets as of December 31, 2001 were $4,335,879.

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