Form 10QSB
period 2002-03-31
HENNESSY ADVISORS INC
filed 2002-05-15
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No .

The number of shares outstanding of each of the issuer's classes of common equity as of May 1, 2002 was 1,497,190.

Transitional Small Business Disclosure Format:     Yes        ; No    X   .
                                                       -------     -------

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.            Financial Information

Item 1.            Financial Statements

                   Balance Sheets as of March 31, 2002 and
                   September 30, 2001                                        3

                   Statements of Operations for the three and
                   six months ended March 31, 2002 and March 31, 2001        4

                   Statements of Changes in Stockholders' Equity
                   for the six months ended March 31, 2002                   5

                   Statements of Cash Flows for six months ended
                   March 31, 2002 and 2001                                   6

                   Notes to Condensed Financial Statements                   7

Item 2.            Management's Discussion and Analysis                     11

PART II.           Other Information and Signatures                         14

Item 6.            Exhibits

                             Hennessy Advisors, Inc.
                                  Balance Sheet
                      March 31, 2002 and September 30, 2001

                                                                                March 31            September 30
                         Assets                                                   2002                  2001
                                                                                  ----                  ----

Cash                                                                        $      564,991        $       28,162
Investments in marketable securities, at fair value                                  4,564                 4,280
Investments in limited partnerships                                                      -                 4,019
Investment advisory fees receivable                                                152,772               126,575
Expert witness fees receivable                                                       8,574                24,181
Management contracts acquired, net of accumulated amortization
of $488,932 and $349,237                                                         4,620,583             3,841,603
Property and equipment, net of accumulated depreciation
of $40,674 and $32,207                                                              42,112                42,567
Other assets                                                                         7,478                21,044
Deferred offering costs                                                                  -               204,496
                                                                           ----------------      ----------------

             Total assets                                                   $    5,401,074        $    4,296,927
                                                                           ----------------      ----------------

                         Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                    $      138,952        $      401,091
Payable for management contracts acquired                                                -             1,849,709
Due to affiliate                                                                         -                   400
Note payable                                                                             -             1,840,159
                                                                           ----------------      ----------------

             Total liabilities                                                     138,952             4,091,359
                                                                           ----------------      ----------------

Stockholders' equity:
Adjustable rate preffered stock, $25 stated value: 25,000 shares
    authorized. 1,600 shares issued and outstanding September 30, 2001                   -                40,000
Common stock, no par value, 10,000,000 shares authorized:
   1,497,190 and 760,680 shares issued and outstanding at March 31, 2002
    and  September 30, 2001, respectively                                        5,507,115               487,840
Additional paid-in capital                                                          24,008                24,008
Accumulated deficit                                                               (269,001)             (346,280)

             Total Stockholders' Equity                                          5,262,122               205,568
                                                                           ----------------      ----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $    5,401,074        $    4,296,927
                                                                           ----------------      ----------------

                             Hennessy Advisors, Inc.
                             Statement of Operations
                               Three Months Ended
      March 31, 2002 and 2001 and Six Months Ended March 31, 2002 and 2001

                                                         Three Months Ended                     Six Months Ended
                                                              March 31                              March 31
                                                      2002              2001                 2002                2001
                                                      ----              ----                 ----                ----
Income
      Investment advisory fees                     $ 380,430         $ 367,422             $ 738,967          $ 742,608
      Expert witness fees                             41,183            35,285                85,476             83,705
      Gain on repayment of debt                       90,214                 -                90,214                  -
      Other Income (loss)                              9,633              (652)               10,469              1,235

                   Total income                      521,460           402,055               925,126            827,548
                                                -------------     -------------        --------------      -------------

Expenses
      Compensation and benefits                      145,934           136,767               283,132            314,699
      General and administrative                      80,262            56,901               121,201            106,122
      Mutual fund distribution                        53,209            52,784               117,747             84,384
      Amoritization and depreciation                  74,081            73,571               148,162            147,142
      Interest                                        70,718            36,896               177,205             92,636

                   Total expenses                    424,204           356,919               847,447            744,983
                                                -------------     -------------        --------------      -------------

Income tax expense                                       200               200                   400                400
                                                -------------     -------------        --------------      -------------


                   Net earnings                    $  97,056         $  44,936             $  77,279          $  82,165
                                                =============     =============        ==============      =============


Basic earnings per share                           $    0.09         $    0.06             $    0.07          $    0.11
                                                =============     =============        ==============      =============

Diluted earnings per share                         $    0.09         $    0.05             $    0.07          $    0.09
                                                =============     =============        ==============      =============

                             Hennessy Advisors, Inc.
                  Statement of Changes in Stockholder's Equity
                         Six Months Ended March 31, 2002


                                           Adjustable                                     Additional                     Total
                                          Rate Preferred     Common          Common        Paid-in       Accumulated  Stockholder's
                                             Stock           Shares          Stock         Capital         Deficit       Equity

Balances as of September 30, 2001           $ 40,000        960,680        $ 487,840      $ 24,008      $ (346,280)    $    205,568

Issuance of common shares, net of
 offering costs of $345,825                        -        445,770        4,111,875             -               -        4,111,875

Redemption of adjustable rate
preferred shares                             (40,000)             -                -             -               -          (40,000)

Issuance of common shares as a
result of the merger with Hennessy
Management Co, L.P. and Hennessy
Management Co. 2, L.P.                             -         90,740          907,400             -               -          907,400

Net earnings for the six months
ended March 31, 2002                               -              -                -             -          77,279           77,279

                                          ------------------------------------------------------------------------------------------
Balances as of March 31, 2002               $      -      1,497,190      $ 5,507,115      $ 24,008      $ (269,001)    $  5,262,122
                                          ==========================================================================================

                             Hennessy Advisors, Inc.
                             Statement of Cash Flows
                    Six Months Ended March 31, 2002 and 2001

                                                                             2002                  2001
                                                                        ----------------      ----------------
Cash flows from operating activities:
          Net earnings                                                   $    77,279           $    82,165
          Adjustments to reconcile net earnings to net cash
           provided by operating activities:
             Depreciation and amortization                                   148,162               147,142
             Unrealized gains on marketable securities                          (284)                 (152)
             Realized loss on investments in limited partnership               4,019                     -
             Gain on repayment of debt                                       (90,214)
             (Increase) decrease in operating assets
                          Advisory fees receivable                           (26,197)                8,227
                          Expert witness fees receivable                      15,607                21,993
                          Other assets                                        13,566                19,284
             (Decrease) increase in operating liabilities
                          Accrued liabilities and accounts payable           (46,634)              (48,400)
                          Due to (from) affiliate                                  -                 1,338
                                                                        ----------------      ----------------

                    Net cash provided by operating activities
                                                                              95,304               231,597
                                                                        ----------------      ----------------

Cash flows from investing activities:

          Purchases of property and equipment                                 (8,012)               (1,969)
          Purchases of investments                                                 -                  (120)
          Management contracts acquired                                      (11,275)                    -
                                                                        ----------------      ----------------

                              Net cash used in investing activities          (19,287)               (2,089)
                                                                        ----------------      ----------------

Cash flows provided by financing activities
          Gross proceeds on sale from issuance of common stock             4,457,700                     -
          Offering costs incurred in issuance of common stock               (141,329)                    -
          Repayment of amounts due to affiliate                                 (400)              (10,000)
          Liquidation of adjustable rate preferred stock                     (40,000)                    -
          Repayment of note payable and accrued interest to Netfolio      (1,975,000)                    -
          Repayment of note payable to Firstar                            (1,840,159)             (213,972)
                                                                        ----------------      ----------------

                              Net cash provided by (used in)
                              financing activities                           460,812              (223,972)

Net increase in cash and cash equivalents                                    536,829                 5,536

Cash at beginning of period                                                   28,162                 5,650
                                                                        ----------------      ----------------

Cash at end of period                                                    $   564,991           $    11,186
                                                                        ================      ================

Supplemental disclosures of cash flow information:
          Common stock issued in connection with acquisition
          of management contracts                                        $   907,400           $         -
                                                                        ================      ================
                                                                         $   907,400                     -
          Cash paid during the period:
             Income taxes                                                $       800           $         -
                                                                        ================      ================

             Interest                                                    $   217,740           $    91,298
                                                                        ================      ================

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements


Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited but in the opinion of management such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. For additional information, refer to the financial statements for the fiscal year ended September 30, 2001, which are included in the Company's registration statement on Form SB-2 filed on November 29, 2001.

         The operating activities of the Company consist primarily of providing investment management services to four open-end mutual funds (the "Hennessy Funds"). The Company serves as investment advisor of the Hennessy Cornerstone Value Fund, Hennessy Cornerstone Growth Fund, Hennessy Balanced Fund, and the Hennessy Leveraged Dogs Fund,

Registration Filing

         On November 29, 2001 the Company filed a Registration Statement on Form SB-2, which provided for the offering of between 450,000 and 900,000 shares of the Company's common stock. As of March 31, 2002, 445,770 shares had been issued pursuant to the offering.

         In conjunction with the offering, Hennessy Advisors, Inc. also completed mergers with Hennessy Management Co., L.P. and Hennessy Management Company 2, L.P., of which it was the general partner. Hennessy Advisors, Inc. is the surviving entity in the mergers. As a result of the mergers, limited partners in the partnerships received one share of Hennessy Advisors, Inc. common stock for each $10 of capital they had invested in each partnership. As of March 31, 2002, 90,740 shares have been issued pursuant to the mergers of Hennessy Management Co. L.P., and Hennessy Management Co. 2 L.P. into the Company.

         The Company has adopted an Option Plan (the "Plan") providing for the issuance of up to 488,880 options for shares of the Company's common stock. An aggregate of 85,500 options for the Company's common stock were awarded to certain employees, executive officers, and directors of the Company following the sale of a minimum number of shares under the registration statement on February 28, 2002. These options were fully vested upon the grant, and have an exercise price of $10 per share.

Management Contracts Acquired

         The Company was appointed investment advisor to the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund concurrent with the Company's acquisition of patented automated investment trading strategies from Netfolio, Inc. ("Netfolio"). The management contracts acquired asset recorded by the Company represented the initial consideration paid, and the costs associated with the transaction. The total acquisition costs are being amortized on a straight-line basis over a period of 15 years based on management's analysis of the appropriate useful life.

         In connection with the merger of Hennessy Advisors, Inc., with Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. on February 28, 2002, the Company issued 90,740 shares of common stock to the limited partners and $11,275 in cash to certain limited partners who elected not to receive Company stock and recorded $918,675 in the incremental value of management contracts acquired reflecting their appointment as investment advisor to the Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, intangible assets with indefinite lives acquired after June 30, 2001 are not to be subject to amortization. Accordingly the Company has not recorded any amortization for the value of the management contracts acquired in connection with the mergers of the partnerships.

         The Company periodically reviews the carrying value of management contracts acquired to determine if any impairment has occurred. Based on anticipated future cash flows, it is the opinion of Company management that there has been no impairment.

Notes Payable

         In June of 2000, the Company entered into a borrowing agreement with Firstar Bank, N.A. ("Firstar") in order to finance its acquisition of the patented automated investment trading strategies from Netfolio. On March 1, 2002, following the issuance of shares in connection with the Company's offering, the note was repaid in full.

         In June of 2001, the Company became obligated on a subordinated note payable to Netfolio in connection with the acquisition of certain patented automated investment trading strategies. On August 16, 2001 Netfolio declared the Company to be in default under the note because the Company had not made the required monthly payments on the note. Notwithstanding the declaration of default, the terms of a subordination agreement that the Company had entered into with Netfolio and Firstar precluded Netfolio from exercising any rights that it had to collect amounts due under the subordinated note until the Company's debt to Firstar was paid in full. Following the declaration of default, interest was charged on the note payable to Netfolio at an annual rate of 18%.

         In March of 2002, the Company entered into an agreement with Netfolio whereby for total consideration of $1,975,000 the subordinated note payable and all accrued and unpaid interest thereon would be considered paid in full. The Company recorded a gain of $90,214 on the repayment of the note, which represented the difference between the consideration paid and $1,849,709 in principle and $215,505 in accrued but unpaid interest, which was outstanding under the terms of the note as of the date of repayment.

Adjustable Rate Preferred Stock

         On March 25, 2002 all shares of the Company's adjustable rate preferred stock were redeemed.

Advisory Fees

         Advisory fees are recorded when earned. The Company receives investment advisory fees monthly on an annual rate of 0.74%of the average daily net assets of the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund. Effective March 1, 2002 the Company is entitled to charge 0.60% of the respective average annual net assets for advisory services performed for the Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund. Prior to March 31, 2001 Hennessy Management Co., LP and Hennessy Management Co. 2, L.P. served as investment advisor to these Funds, and the Company earned advisory fees from Hennessy Management Co., L.P. and Hennessy Management Co.2, L.P. based on actual costs incurred subject to voluntary waivers.

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

         A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include income that will result from future operations.

Earnings per Share

         Basic earnings (loss) per share is determined by dividing net earnings
(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. As of March 31, 2002 there were no common stock equivalents outstanding.

         The weighted average common shares outstanding used in the calculation of basic earnings per share and the weighted average common shares outstanding, adjusted for common stock equivalents used in the computation of diluted earnings per share were as follows for the three months ended March 31, 2002 and 2001 and for the six months ended March 31, 2002 and 2001:

                                                Three Months Ended                Six Months Ended
                                                ------------------                ----------------
                                              March 31, 2002 and 2001          March 31, 2002 and 2001
                                              -----------------------          -----------------------

                                               2002             2001             2002               2001
                                               ----             ----             ----               ----

Weighted Average common stock
Outstanding                                  1,141,392          760,680         1,051,535            760,680
Common stock equivalents
     Convertible Preferred Stock                      -         200,000                 -            200,000
                                         ---------------    ------------    --------------    ---------------
                                              1,141,392         960,680         1,051,535            960,680
                                         ===============    ============    ==============    ===============

New Accounting Pronouncement

         In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets acquired before June 30, 2001 that have definite useful lives will continue to be amortized over their useful lives. The Company considers the management contracts acquired in connection with the Netfolio transactions to be intangible assets with an indefinite life. The Company intends to fully implement the provisions of SFAS 142 on October 1, 2002 at which time it will cease amortization on these intangible assets. This change is expected to result in a reduction of annual amortization expense to the Company of $279,389.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirements of SFAS No. 121 to measure a long lived asset classified as held for sale at the lower or its carrying amounts or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future presentation of discontinued operations would no longer be recognized before they occur. SFAS 144 broadens the presentation of discontinued operations, establishes criteria to determine when a long-lived asset is held for sale, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used". SFAS is effective for fiscal years beginning after December 14, 2001, and the Company does not expect the implementation of SFAS No. 144 to have any impact on the Company's results of operations or financial condition.


         In April of 2002, the FASB issued SFAS No. 145 "rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections". SFAS 145 rescinds the SFAS No. 4 requirement that all gains and losses from extinguishments of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, those gains and losses are to be classified in accordance with the criteria in APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002, and earlier adoption was recommended. The Company adopted SFAS No. 145 in the quarter ended March 31, 2002 in presenting the gain from the repayment of debt to Netfolio.

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

         Investment advisory fees are charged as a specified percentage of the average annual daily net value of the assets under management. Hennessy's total assets under management were $282 million as of March 31, 2002, Approximately 79.9% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the six months ended March 31, 2002.

         Neil J. Hennessy, our chief executive officer, president and chairman of the board served as expert witness and mediator in securities cases in the past and will continue as an expert witness on a limited basis in the future. Mr. Hennessy expects to further limit his expert witnessing.

         The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all four Mutual Funds. Contracts acquired before June 30, 2001 are being amortized over a period of 15 years. As of March 31, 2002 the management contracts acquired asset had a net balance of $4,620,583 as compared to a balance of $3,841,603 as of September 30, 2001. The increase in the carrying value is due to the acquisition of the management contract rights for the Hennessy Balanced Fund and the Hennessy Leveraged Dogs Fund obtained in connection with the mergers with Hennessy Management Co., LP and Hennessy Management Co., 2 L.P.

         Our principal business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates and competitive conditions. Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly due to the factors listed above. As a result, substantial fluctuations can occur in our revenue and net income from period to period.

Results of Operations

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue for three months ended March 31, 2002 and 2001:

                                                        Three Months Ended March 31, 2002 and 2001
                                            -----------------------------------------------------------------------
                                                           2002                                2001
                                            -----------------------------------------------------------------------
                                                               Percentage of                          Percentage of
                                                   Amounts     Total Revenut        Amounts           Total Revenue
REVENUE:
Investment advisory fees                           $380,430        73.0%            $367,422              91.4%
Expert witness fees                                  41,183         7.9               35,285               8.8
Gain on repayment of debt                            90,214        17.3                    -               0.0
Other income (loss)                                   9,633         1.8                 (652)             (0.2)
                                            -----------------------------------------------------------------------
          Total Revenue                             521,460       100.0              402,055             100.0
                                            -----------------------------------------------------------------------

OPERATING EXPENSES:
Employee compensation and benefits                  145,934        28.0              136,767              34.0
General and administrative                           80,262        15.4               56,901              14.2
Mutual fund distribution expenses                    53,209        10.2               52,784              13.1
Amortization and depreciation                        74,081        14.2               73,571              18.3
Interest                                             70,718        13.6               36,896               9.2
                                            -----------------------------------------------------------------------
           Total operating expenses                 424,204        81.3              356,919              88.8
                                            -----------------------------------------------------------------------

Income before income taxes                           97,256        18.7               45,136              11.2
                                            -----------------------------------------------------------------------
Income taxes                                            200         0.0                  200               0.0
                                            -----------------------------------------------------------------------

           Net income                                97,056        18.6%              44,936              11.2%
                                            =======================================================================



Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Total revenue increased by $119,405 in the three months ended March 31, 2002 from $402,055 in the same period of 2001, primarily due to a $90,214 gain on repayment of the debt to Netfolio. Advisory fee revenue increased by $13,008 in the three months ended March 31, 2002 from $367,422 in the prior comparable period due primarily to the increase in the total assets under management of the mutual funds.

         Expert witness fees increased by $5,898 or 16.7% from $35,285 in the three months ended March 31, 2001 to $41,183 in the same period of 2002. Mr. Hennessy is only working in a limited capacity as an expert witness and plans to further limit his expert witness activity to devote the majority of his time to managing Hennessy Advisors.

         Total operating expense increased $67,285 or 18.8%, in the three months ended March 31, 2002 from $356,919 in the same period of 2001 due to an increase in interest expenses and general and administrative expense. As a percent of total revenue, total expense decreased to 81.3% in the three months ended March 31, 2002 compared to 88.8% in the prior comparable period due primarily to an increase in total revenue.

         Compensation and benefits expense increased by $9,167 or 6.7%, to $145,934 for the three months ended March 31, 2002 from $136,767 in the prior comparable period due primarily to Mr. Hennessy's monthly compensation being increased under his employment contract. As a percentage of total revenues, compensation and benefits expense decreased to 28.0% in the three months ended March 31, 2002 compared to 34.0% in the prior comparable period.

         General and administrative expense increased by $23,361, or 41.1%, to $80,262 in the three months ended March 31, 2002 from $56,901 in the three months ended March 31, 2001 due to an increase in insurance, advertising, office expense, rent, printing, and regulatory fees. As a percentage of total revenue, general and administrative expense increased to 15.4% in the three months ended March 31, 2002 from 14.2% in the prior comparable period.

         Mutual fund distribution expenses remained relatively constant with a slight increase of $425, or 0.8%, to $53,209 in the three months ended March 31, 2002 from $52,784 in the three months ended March 31, 2001. These expenses represent the "no transaction fee" programs through which our mutual fund shares are distributed.

         Expense for amortization and depreciation remained relatively constant with a slight increase of $510, or 0.69% to $74,081, in the three months ended March 31, 2002 from $73,571 in the three months ended March 31, 2001.

         Interest expense increased $33,822, or 91.7%, to $70,718 in the three months ended March 31, 2002 from $36,896 in the three months ended March 31, 2001. This increase was due to the accrual of interest on the Netfolio note from July 2001 to March 2002 when the note was paid in full.

         Our income tax expense remained the same for the three months ended March 31, 2002, compared to the prior period and represents California state franchise taxes. We recorded no income tax expense during the three months ended March 31, 2002 or 2000 due to utilization of tax loss carry forwards from prior years.

         Net income increased by $52,120 or 116.0% to a profit of $97,056 in the three months ended March 31, 2002 compared to $44,936 in the prior comparable period as a result of the factors discussed above.

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue for six months ended March 31, 2002 and 2001:

                                                         Six Months Ended March 31, 2002 and 2001
                                            -----------------------------------------------------------------------
                                                           2002                                2001
                                            -----------------------------------------------------------------------
                                                               Percentage of                          Percentage of
                                                   Amounts     Total Revenut        Amounts           Total Revenue
REVENUE:
Investment advisory fees                          $ 738,967        79.9%           $ 742,608              89.7%
Expert witness fees                                  85,476         9.2               83,705              10.2
Gain on repayment of debt                            90,214         9.8                    -                 -
Other income                                         10,469         1.1                1,235               0.1
                                            -------------------------------------------------------------------
          Total Revenue                             925,126       100.0              827,548             100.0
                                            -------------------------------------------------------------------

OPERATING EXPENSES:
Employee compensation and benefits                  283,132        30.6              314,699              38.0
General and administrative                          121,201        13.1              106,122              12.8
Mutual fund distribution expenses                   117,747        12.7               84,384              10.2
Amortization and depreciation                       148,162        16.0              147,142              17.8
Interest                                            177,205        19.2               92,636              11.2
                                            -------------------------------------------------------------------
           Total operating expenses                 847,447        91.6              744,983              90.0
                                            -------------------------------------------------------------------

Income (loss) before income taxes                    77,679         8.4               82,565              10.0
Income taxes                                            400         0.0                  400               0.1
                                            -------------------------------------------------------------------

           Net income                                77,279         8.4%              82,165               9.9%
                                            ===================================================================





Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

         Total revenue increased by $97,578 or 11.8% in the six months ended March 31, 2002 from $827,548 in the same period of 2000, primarily due to a $90,214 gain on repayment of the debt to Netfolio. Advisory fee revenue decreased by $3,641 or 0.5% in the six months ended March 31, 2002 from $742,608 in the prior comparable period reflecting a decrease in assets under management due largely to the decrease in the net asset value of the mutual funds we manage.

         Expert witness fees increased by $1,771 or 2.1% from $83,705 in the six months ended March 31, 2001 to $85,476 in the same period of 2002. Mr. Hennessy is only working in a limited capacity as an expert witness and plans to further limit his expert witness activity to devote the majority of his time to managing Hennessy Advisors.

         Total operating expense increased $102,494 or 13.8%, in the six months ended March 31, 2002 from $744,953 in the same period of 2001 due to an increase in general and administrative expense, amortization and depreciation expense, and mutual fund distribution expenses. As a percent of total revenue, total expense increased to 91.6% in the six months ended March 31, 2002 compared to 90.0% in the prior comparable period due to an increase general and administrative expense, amortization and depreciation expense, and mutual fund distribution expenses.

         Compensation and benefits expense decreased by $31,357 or 10.0%, to $283,132 for the six months ended March 31, 2002 from $314,669 in the prior comparable period due primarily to the temporary reduction of $6,250 per month in Mr. Hennessy's compensation before the first closing of our initial public offering. As a percentage of total revenues, compensation and benefits expense decreased to 30.6% in the six months ended March 31, 2002 compared to 38.0% in the prior comparable period.

         General and administrative expense increased by $15,079, or 14.2%, to $121,201 in the six months ended March 31, 2002 from $106,122 in the six months ended March 31, 2001 due to an increase in insurance, advertising, office expense, rent printing, regulatory fees, and taxes. As a percentage of total revenue, general and administrative expense increased to 13.1% in the six months ended March 31, 2002 from 12.8% in the prior comparable period.

         Mutual fund distribution expenses increased $33,363, or 39.5%, to $117,747 in the six months ended March 31, 2002 from $84,384 in the six months ended March 31, 2001 due to the costs of the "no transaction fee" programs through which our mutual fund shares are distributed and the addition of a substantial new mutual fund supermarket.

         Expense for amortization and depreciation remained relatively constant with a slight increase of $1,020, or 0.7% to $148,162 in the six months ended March 31, 2002 from $147,142 in the six months ended March 31, 2001.

         Interest expense increased $84,569 or 91.3% to $177,205 in the six months ended March 31, 2002 from $92,636 in the six months ended March 31, 2001. This increase was due to the accrual of interest on the Netfolio note from July 2001 to March 2002 when the note was paid in full.

         Our income tax expense remained the same for the six months ended March 31, 2002, compared to the prior period and represents California state franchise taxes. We recorded no income tax expense during the six months ended March 31, 2002 or 2000 due to a tax loss carryforward from prior years.

         Net income decreased by $4,886 or 6.3% to $77,279 in the six months ended March 31, 2002 compared to $82,165 in the prior comparable period as a result of the factors discussed above.

         Liquidity and Capital Resources

         As of March 31, 2002, Hennessy Advisors, Inc. had cash and cash equivalents of $564,991.

         With the exception of our fixed assets and management contracts acquired, which amount to a combined $4,662,695 as of March 31, 2002, our assets are reasonably liquid, with a majority consisting of cash, and receivables from our mutual fund assets under management and expert witness clients, all of which fluctuate depending on the levels of changes in daily net asset of the mutual funds and expert witness business. Receivables from clients turn over rapidly. Our total assets as of March 31, 2002 were $5,401,074.

         Hennessy Advisors, Inc.'s overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. Hennessy Advisors, Inc. anticipates that its cash and other liquid assets on hand as of March 31, 2002 will be sufficient to fund its operations. To the extent that Hennessy Advisors, Inc.'s liquid resources and cash provided by operations are not adequate to meet its capital requirements, Hennessy Advisors, Inc. may need to raise additional capital through loans or equity. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         We used the net proceeds of our public offering of common stock to fully pay off all note payable balances which originated in connection with management contracts acquired with our 2000 licensing agreement with Netfolio, Inc. for the use of the names of and investment strategies applied to Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund.

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

                    Part II. OTHER INFORMATION AND SIGNATURES


Item 2.  Changes in Securities.

         (d)      Use of Proceeds

         Our Form SB-2 registration statement for our initial public offering of common stock (SEC File No. 333-66970) was declared effective by the Securities and Exchange Commission on November 29, 2001. We began our offering on that date. The initial closing of the offering took place on February 28, 2002, at which time we sold 433,305 shares. We are continuing the offering until May 31, 2002.

         The following table sets forth information about our offering (including information about shares offered by our chairman and CEO, Neil J. Hennessy, as a selling shareholder):


                                       No. of Shares    Aggregate Offering     Amount Sold through
                                        Registered            Price             April 30, 2002(1)

                                      ---------------- --------------------- -------------------------
     Hennessy Advisors, Inc.               900,000          $9,000,000             $4,625,532
     Neil J. Hennessy                      100,000          $1,000,000             $  513,948

------------------
(1)      All shares have been sold at their offering price of $10 per share.


         We incurred total offering expenses of $345,825, consisting primarily of legal and accounting fees. We did not pay any underwriting discounts or commissions, as we are offering the shares through our officers.

         The net proceeds of our offering at March 31, 2002, after deducting offering expenses, were $4,111,875. We applied the net proceeds of the offering as follows:

*        $1,975,000 to repay our note and accrued interest to Netfolio

*        $1,630,264 to repay our note to Firstar Bank

* $40,000 to redeem the adjustable preferred stock held by our chairman and CEO, Neil J. Hennessy and his brother, Brian Hennessy, who is one of our directors and who owned approximately 5.22% of our common stock before the offering

The remaining net proceeds of $466,612 have been invested in short-term investments consisting of a money market account, to be used for working capital. There were no reportable events for Item 2 through Item 5.


Item 6.  Exhibits and Reports in Form 8-K

         (a) Exhibits.

                  None.

         (b) Reports on Form 8-K

                  Form 8-K filed March 15, 2002. (Reporting under Item 2 the acquisition by merger on February 28, 2002 of Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P.)

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HENNESSY ADVISORS, INC.



Date: May 15, 2002                     By:  /s/ Teresa M. Nilsen
                                          --------------------------------------
                                           Teresa M. Nilsen, Executive Vice
                                            President, Chief Financial Officer,
                                            Chief Accounting Officer and
                                            Secretary