Form 10QSB
period 2002-06-30
HENNESSY ADVISORS INC
filed 2002-08-14
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2002 was 1,626,142.

Transitional Small Business Disclosure Format:     Yes         ; No     X     .
                                                       --------     ----------

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets as of June 30, 2002 and September 30, 2001       3


              Statements of Operations for the three and nine months
              ended June 30, 2002 and June 30, 2001                           4


              Statements of Changes in Stockholders' Equity for the
              nine months ended June 30, 2002                                 5


              Statements of Cash Flows for nine months ended
              June 30, 2002 and 2001                                          6

              Notes to Condensed Financial Statements                         7

Item 2.       Management's Discussion and Analysis                           11

PART II.      Other Information and Signatures                               18

Item 6.       Exhibits

                             Hennessy Advisors, Inc.
                                  Balance Sheet
                      June 30, 2002 and September 30, 2001

                                                                                   June 30             September 30
                          Assets                                                    2002                    2001
                                                                                    ----                    ----

Cash and cash equivalents                                                    $       1,883,583      $           28,162
Investments in marketable securities, at fair value                                      4,354                   4,280
Investments in limited partnerships                                                          -                   4,019
Investment advisory fees receivable                                                    213,737                 126,575
Expert witness fees receivable                                                          13,141                  24,181
Stock offering proceeds receivable                                                      18,000                       -
Management contracts acquired, net of accumulated amortization
of $558,780 and $349,237                                                             4,550,736               3,841,603
Property and equipment, net of accumulated depreciation
of $46,622 and $32,207                                                                  48,129                  42,567
Other assets                                                                             8,991                  21,044
Deferred offering costs                                                                      -                 204,496
                                                                               ----------------       -----------------

              Total assets                                                         $ 6,740,671             $ 4,296,927
                                                                               ================       =================

                          Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                     $          50,463      $          401,091
Payable for management contracts acquired                                                    -               1,849,709
Due to affiliate                                                                             -                     400
Note payable                                                                                 -               1,840,159
                                                                               ----------------       -----------------

              Total liabilities                                                         50,463               4,091,359
                                                                               ----------------       -----------------

Stockholders' equity:
Adjustable rate preferred stock, $25 stated value: 25,000 shares
    authorized. 1,600 shares issued and outstanding September 30, 2001                       -                  40,000
Common stock, no par value, 10,000,000 shares authorized:
   1,626,142 and 960,680 shares issued and outstanding at June 30, 2002
    and  September 30, 2001, respectively                                            6,792,290                 487,840
Additional paid-in capital                                                              24,008                  24,008
Accumulated deficit                                                                   (126,090)               (346,280)

                                                                               ----------------       -----------------
              Total Stockholders' Equity                                             6,690,208                 205,568
                                                                               ----------------       -----------------

              Total Liabilities & Stockholders' Equity                       $       6,740,671      $        4,296,927
                                                                               ================       =================



              See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                             Statement of Operations
                               Three Months Ended
      June 30, 2002 and 2001 and Nine Months Ended June 30, 2002 and 2001

                                                       Three Months Ended                      Nine Months Ended
                                                            June 30                                 June 30
                                                    2002              2001                 2002                2001
                                                    ----              ----                 ----                ----
Income
      Investment advisory fees                  $    585,856      $    383,249        $    1,331,276      $   1,125,857
      Expert witness fees                              6,516             6,539                91,993             90,244
      Gain on repayment of debt                            -                 -                90,214                  -
      Other Income (loss)                              4,208             1,172                 8,221              2,407

                                                -------------     -------------        --------------      -------------
                   Total income                      596,580           390,960             1,521,704          1,218,508
                                                -------------     -------------        --------------      -------------

Expenses
      Compensation and benefits                      156,025           122,150               438,369            436,849
      General and administrative                     135,642            31,340               257,632            137,462
      Mutual fund distribution                        86,005            22,285               203,750            106,669
      Amoritization and depreciation                  75,796            73,570               223,958            220,712
      Interest                                             0            41,133               177,205            133,769

                                                -------------     -------------        --------------      -------------
                   Total expenses                    453,468           290,478             1,300,914          1,035,461
                                                -------------     -------------        --------------      -------------

Income before income tax expense                     143,112           100,482               220,790            183,047
                                                -------------     -------------        --------------      -------------

Income tax expense                                       200               200                   600                600
                                                -------------     -------------        --------------      -------------


                   Net earnings                 $    142,912      $    100,282         $     220,190       $    182,447
                                                =============     =============        ==============      =============


Basic earnings per share                        $       0.09      $       0.13          $       0.18       $       0.24
                                                =============     =============        ==============      =============

Diluted earnings per share                      $       0.09      $       0.10          $       0.18       $       0.19
                                                =============     =============        ==============      =============


                   See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statement of Changes in Stockholder's Equity
                         Nine Months Ended June 30, 2002

                                           Adjustable                                    Additional                      Total
                                         Rate Preferred     Common         Common         Paid-in       Accumulated   Stockholder's
                                             Stock          Shares         Stock          Capital         Deficit        Equity

Balances as of September 30, 2001           $ 40,000        960,680      $   487,840      $ 24,008      $ (346,280)    $   205,568

Issuance of common shares, net of
 offering costs of $350,170                        -        574,722        5,397,050             -               -       5,397,050

Redemption of adjustable rate
preferred shares                             (40,000)             -                -             -               -         (40,000)

Issuance of common shares as a
result of the merger with Hennessy
Management Co, L.P. and Hennessy
Management Co. 2, L.P.                             -         90,740          907,400             -               -         907,400

Net earnings for the nine months
ended June 30, 2002                                -              -                -             -         220,190         220,190

                                         ------------------------------------------------------------------------------------------
Balances as of June 30, 2002                $      -      1,626,142      $ 6,792,290      $ 24,008      $ (126,090)    $ 6,690,208
                                         ==========================================================================================




            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                             Statement of Cash Flows
                    Nine Months Ended June 30, 2002 and 2001

                                                                                 2002                   2001
                                                                            ---------------       -------------
Cash flows from operating activities:
          Net earnings                                                      $      220,190        $     182,447
          Adjustments to reconcile net earnings to net cash
           provided by operating activities:
             Depreciation and amortization                                         223,958              220,712
             Unrealized gains on marketable securities                                 (74)                  83
             Realized loss on investments in limited partnership                     4,019                    -
             Gain on repayment of debt                                             (90,214)                   -
             (Increase) decrease in operating assets
                         Advisory fees receivable                                  (87,162)              10,629
                         Expert witness fees receivable                             11,040               21,992
                         Other assets                                               12,053              (18,383)
             (Decrease) increase in operating liabilities
                         Accrued liabilities and accounts payable                 (135,124)             (52,502)

                                                                           ---------------        -------------
                             Net cash provided by operating activities             158,687              364,978
                                                                           ---------------        -------------
Cash flows from investing activities:

          Purchases of property and equipment                                      (19,977)              (2,270)
          Purchases of investments                                                       -                 (120)
          Management contracts acquired                                            (11,275)                   -
                                                                           ---------------        -------------

                             Net cash used in investing activities                 (31,252)              (2,390)
                                                                           ---------------        -------------
Cash flows provided by financing activities
          Gross proceeds on sale from issuance of common stock                   5,729,220                    -
          Offering costs incurred in issuance of common stock                     (145,675)                   -
          Repayment of amounts due to affiliate                                       (400)             (20,262)
          Liquidation of adjustable rate preferred stock                           (40,000)                   -
          Repayment of note payable and accrued interest to Netfolio            (1,975,000)                   -
          Repayment of note payable to Firstar                                  (1,840,159)            (342,355)
                                                                           ---------------        -------------
                             Net cash provided by (used in)
                             financing activities                                1,727,986             (362,617)
                                                                           ---------------        -------------
Net increase (decrease)  in cash and cash equivalents                            1,855,421                  (29)
Cash at beginning of period                                                         28,162                5,650
                                                                           ---------------        -------------
Cash at end of period                                                      $     1,883,583        $       5,621
                                                                           ===============        =============
Supplemental disclosures of cash flow information:
          Common stock issued in connection with acquisition
          of management contracts                                          $       907,400        $           -
                                                                           ===============        =============
                                                                           $       907,400                    -
          Cash paid during the period:
             Income taxes                                                  $           931        $           -
                                                                           ===============        =============
             Interest                                                      $       177,205        $     133,769
                                                                           ===============        =============

             See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited but in the opinion of management such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. For additional information, refer to the financial statements for the fiscal year ended September 30, 2001, which are included in the Company's registration statement on Form SB-2 filed on November 29, 2001.

         The operating activities of the Company consist primarily of providing investment management services to four open-end mutual funds (the "Hennessy Funds"). The Company serves as investment advisor of the Hennessy Cornerstone Value Fund, Hennessy Cornerstone Growth Fund, Hennessy Balanced Fund, and the Hennessy Leveraged Dogs Fund.

Registration Filing

         On November 29, 2001 the Company filed a Registration Statement on Form SB-2, which provided for the offering of between 450,000 and 900,000 shares of the Company's common stock. As of May 31, 2002, the offering was closed and 574,722 shares had been issued at a price of $10.00 per share.

         In conjunction with the offering, Hennessy Advisors, Inc. also completed mergers with Hennessy Management Co., L.P. and Hennessy Management Company 2, L.P., of which it was the general partner. Hennessy Advisors, Inc. is the surviving entity in the mergers. As a result of the mergers, limited partners in the partnerships received one share of Hennessy Advisors, Inc. common stock for each $10 of capital they had invested in each partnership. As of February 28, 2002, 90,740 shares had been issued pursuant to the mergers of Hennessy Management Co. L.P., and Hennessy Management Co. 2 L.P.

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

         The Company periodically reviews the carrying value of management contracts acquired to determine if any impairment has occurred. Based on a detailed assessment of current fair value and anticipated future cash flows, it is the opinion of Company management that there has been no impairment.

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

         In March of 2002, the Company entered into an agreement with Netfolio whereby for total consideration of $1,975,000 the subordinated note payable and all accrued and unpaid interest thereon would be considered paid in full. The Company recorded a gain of $90,214 on the repayment of the note, which represented the difference between the consideration paid and $1,849,709 in principal and $215,505 in accrued but unpaid interest, which was outstanding under the terms of the note as of the date of repayment.

Adjustable Rate Preferred Stock

         On March 25, 2002 all shares of the Company's adjustable rate preferred stock were redeemed.

Advisory Fees

         Advisory fees are recorded when earned. The Company receives investment advisory fees monthly on an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund. Effective March 1, 2002 the Company is entitled to charge 0.60% of the respective average annual net assets for advisory services performed for the Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund. Prior to March 31, 2001 Hennessy Management Co., LP and Hennessy Management Co. 2, L.P. served as investment advisor to these Funds, and the Company earned advisory fees from Hennessy Management Co., L.P. and Hennessy Management Co.2, L.P. based on actual costs incurred subject to voluntary waivers.

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

Earnings per Share

         Basic earnings (loss) per share is determined by dividing net earnings
(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. As of June 30, 2002 the only common stock equivalents outstanding were 85,500 stock options but there was no impact on earnings per share.

         The weighted average common shares outstanding used in the calculation of basic earnings per share and the weighted average common shares outstanding, adjusted for common stock equivalents used in the computation of diluted earnings per share were as follows for the three months ended June 30, 2002 and 2001 and for the nine months ended June 30, 2002 and 2001:

                                                   Three Months Ended                 Nine Months Ended
                                                   ------------------                 -----------------
                                                   June 30, 2002 and 2001            June 30, 2002 and 2001
                                                   ----------------------            ----------------------

                                               2002                2001              2002              2001
                                               ----                ----              ----              ----

Weighted Average common stock
Outstanding                                  1,547,131             776,065        1,216,401            765,612
Common stock equivalents
     Convertible Preferred Stock                     -             184,615                -            195,068
                                         ---------------    ---------------    -------------     --------------
                                             1,547,131             960,680        1,216,401            960,680
                                         ===============    ===============    =============     ==============

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

         In April of 2002, the FASB issued SFAS No. 145 "rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections". SFAS 145 rescinds the SFAS No. 4 requirement that all gains and losses from extinguishments of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS No. 145, those gains and losses are to be classified in accordance with the criteria in APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 145 is effective for financial statements for periods beginning after May 15, 2002, and earlier adoption was recommended. The Company adopted SFAS No. 145 in the quarter ended March 31, 2002 in presenting the gain of $90,214 from the repayment of debt to Netfolio.

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

         Investment advisory fees are charged as a specified percentage of the average annual daily net value of the assets under management. Hennessy's total assets under management were $424 million as of June 30, 2002, Approximately 87.5% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the nine months ended June 30, 2002.

         Neil J. Hennessy, our chief executive officer, president and chairman of the board served as expert witness and mediator in securities cases in the past and will continue as an expert witness on a limited basis in the future. Mr. Hennessy expects to further limit his expert witnessing.

         The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all four Mutual Funds. Contracts acquired before June 30, 2001 are being amortized over a period of 15 years. As of June 30, 2002 the management contracts acquired asset had a net balance of $4,550,736 as compared to a balance of $3,841,603 as of September 30, 2001. The increase in the carrying value is due to the acquisition of the management contract rights for the Hennessy Balanced Fund and the Hennessy Leveraged Dogs Fund obtained in connection with the mergers with Hennessy Management Co., LP and Hennessy Management Co., 2 L.P.

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

Results of Operations

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue for three months ended June 30, 2002 and 2001:

                                                        Three Months Ended June 30, 2002 and 2001
                                            ------------------------------------------------------------------------
                                                 2002                               2001
                                            ------------------------------------------------------------------------
                                                               Percentage of                          Percentage of
                                                Amounts        Total Revenut        Amounts           Total Revenue
REVENUE:
Investment advisory fees                       $ 585,856          98.2%            $ 383,249             98.0%
Expert witness fees                                6,516            1.1                6,539               1.7
Other income (loss)                                4,208            0.7                1,172               0.3
                                            ------------------------------------------------------------------------
          Total Revenue                          596,580          100.0              390,960             100.0
                                            ------------------------------------------------------------------------

OPERATING EXPENSES:
Employee compensation and benefits               156,025           26.2              122,150              31.2
General and administrative                       135,642           22.7               31,340               8.0
Mutual fund distribution expenses                 86,005           14.4               22,285               5.7
Amortization and depreciation                     75,796           12.7               73,570              18.8
Interest                                               -              -               41,133              10.5
                                            ------------------------------------------------------------------------
           Total operating expenses              453,468           76.0              290,478              74.2
                                            ------------------------------------------------------------------------

Income before income taxes                       143,112           24.0              100,482              25.8
                                            ------------------------------------------------------------------------
Income taxes                                         200            0.0                  200               0.1
                                            ------------------------------------------------------------------------

                                            ------------------------------------------------------------------------
           Net income                          $ 142,912          24.0%            $ 100,282             25.7%
                                            ========================================================================


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Total revenue increased $205,620 in the three months ended June 30, 2002 from $390,960 in the same period of 2001, primarily due to fees earned from increased mutual fund assets under management resulting from increased net cash inflows. Advisory fee revenue increased by $202,607 in the three months ended June 30, 2002 from $383,249 in the prior comparable period.

         Expert witness fees in the three months ended June 30, 2002 decreased slightly to $6,516 compared to $6,539 in the three months ended June 30, 2001. Mr. Hennessy is working in a limited capacity as an expert witness and plans to further limit his activity in this area to devote the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $162,990 or 56.1%, in the three months ended June 30, 2002 from $290,478 in the same period of 2001. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total expenses increased to 76.0% in the three months ended June 30, 2002 compared to 74.2% in the prior comparable period.

         Compensation and benefits increased $33,875 or 27.7%, to $156,025 for the three months ended June 30, 2002 from $122,150 in the prior comparable period, resulting from an increase in Mr. Hennessy's monthly compensation under his employment contract and the addition of two new employees. As a percentage of total revenues, compensation and benefits decreased to 26.2% for the three months ended June 30, 2002, compared to 31.2% in the prior comparable period.

          General and administrative expense increased $104,302 or 332.8%, to $135,642 in the three months ended June 30, 2002 from $31,340 in the three months ended June 30, 2001, due to increases in public relations, insurance, advertising, office expense, rent, printing, and regulatory fees. As a percentage of total revenue, general and administrative expense increased to 22.7% in the three months ended June 30, 2002 from 8.0% in the prior comparable period.

         Mutual fund distribution expenses increased $63,720 or 285.9%, to $86,005 in the three months ended June 30, 2002 from $22,285 in the three months ended June 30, 2001. As a percentage of total revenue, distribution expenses increased to 14.4% for the three months ended June 30, 2002 compared to 5.7% in the prior comparable period. These expenses represent "no transaction fee" programs through which our mutual fund shares are distributed. The expenses are highly leveraged in terms of producing revenue, and expansion of "NTF" programs is an integral part of management's business growth strategy.

         Amortization and depreciation expense increased slightly in the three months ended June 30, 2002 to $75,796, up $2,226 or 3.0% from the comparable three months ended June 30, 2001, due to purchases of office furniture, office equipment and computers for additional staff.

         Interest expense was zero in the three months ended June 30, 2002 compared to $41,133 in the comparable prior period, reflecting payment of the notes due Netfolio and Firstar Bank in March 2002.

         Income tax expense remained the same for the three months ended June 30, 2002, compared to the prior period and represents California state franchise taxes. No income tax expense was recorded during the three months ended June 30, 2002 or 2001 due to utilization of tax loss carry forwards from prior years. As of June 30, 2002, the remaining net operating loss to carry forward was $126,090.

         Net income increased $42,630 or 42.5% to $142,912 in the three months ended June 30, 2002 compared to $100,282 in the prior comparable period as a result of the factors discussed above.

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue for nine months ended June 30, 2002 and 2001:

                                                         Nine Months Ended June 30, 2002 and 2001
                                            ------------------------------------------------------------------------
                                                 2002                   2001
                                            ------------------------------------------------------------------------
                                                               Percentage of                          Percentage of
                                                Amounts        Total Revenut        Amounts           Total Revenue
REVENUE:
Investment advisory fees                      1,331,276           87.5%          $ 1,125,857             92.4%
Expert witness fees                              91,993             6.1               90,244               7.4
Gain on repayment of debt                        90,214             5.9                    -                 -
Other income                                      8,221             0.5                2,407               0.2
                                            ------------------------------------------------------------------------
          Total Revenue                       1,521,704           100.0            1,218,508             100.0
                                            ------------------------------------------------------------------------

OPERATING EXPENSES:
Employee compensation and benefits              438,369            28.8              436,849              35.8
General and administrative                      257,632            16.9              137,462              11.3
Mutual fund distribution expenses               203,750            13.4              106,669               8.8
Amortization and depreciation                   223,958            14.7              220,712              18.1
Interest                                        177,205            11.7              133,769              11.0
                                            ------------------------------------------------------------------------
           Total operating expenses           1,300,914            85.5            1,035,461              85.0
                                            ------------------------------------------------------------------------

Income (loss) before income taxes               220,790            14.5              183,047              15.0
Income taxes                                        600             0.0                  600                 -
                                            ------------------------------------------------------------------------

           Net income                         $ 220,190           14.5%          $   182,447             15.0%
                                            ========================================================================



Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

         Total revenue increased $303,196 or 24.9% in the nine months ended June 30, 2002 from $1,218,508 in the same period of 2001, primarily due to fees earned from increased mutual fund assets under management resulting from increased net cash inflows. Advisory fee revenue increased $205,419 or 18.2% in the nine months ended June 30, 2002 from $1,125,857 in the prior comparable period. An additional $90,214 in revenue was recognized as a gain on repayment of debt, following retirement of the note due Netfolio during the nine months ended June 30, 2002. There was no comparable transaction in the nine months ended June 30, 2001.

         Expert witness fees increased $1,749 or 1.9% to $91,993 in the nine months ended June 30, 2002 from $90,244 in the same period of 2001. Mr. Hennessy is working in a limited capacity as an expert witness and plans to further limit his expert witness activity to devote the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expense increased $265,453 or 25.6%, in the nine months ended June 30, 2002 from $1,035,461 in the same period of 2001, reflecting increases in compensation and benefits, general and administrative expenses and mutual fund distribution costs. As a percent of total revenue, total expense increased marginally to 85.5% in the nine months ended June 30, 2002 compared to 85.0% in the prior comparable period.

         Compensation and benefits increased $1,520 or 0.3%, to $438,369 for the nine months ended June 30, 2002 from $436,849 in the prior comparable period, resulting from an increase in Mr. Hennessy's monthly compensation under his employment contract and the addition of two new employees. As a percentage of total revenues, compensation and benefits decreased to 28.8% for the nine months ended June 30, 2002 compared to 35.9% in the prior comparable period.

         General and administrative expense increased $120,170 or 87.4%, to $257,632 in the nine months ended June 30, 2002 from $137,462 in the nine months ended June 30, 2001, due to increases in advertising, public relations, insurance, office expense, rent, printing and regulatory fees. As a percentage of total revenue, general and administrative expense increased to 16.9% in the nine months ended June 30, 2002 from 11.3% in the prior comparable period.

         Mutual fund distribution expenses increased $97,081 or 91.0%, to $203,750 in the nine months ended June 30, 2002 from $106,669 in the nine months ended June 30, 2001. As a percentage of total revenue, distribution expenses increased to 13.4% for the nine months ended June 30, 2002 compared to 8.8% in the prior comparable period. These expenses represent "no transaction fee" programs through which our mutual fund shares are distributed. The expenses are highly leveraged in terms of producing revenue, and expansion of "NTF" programs (particularly with mutual fund supermarket providers) is an integral part of management's business growth strategy.

         Amortization and depreciation expense increased slightly in the nine months ended June 30, 2002 to $223,958, up $3,246 or 1.5% from the comparable nine months ended June 30, 2001, due to purchases of office furniture, office equipment and computers for additional staff.

         Interest expense increased $43,436 or 32.5% to $177,205 in the nine months ended June 30, 2002 from $133,769 in the nine months ended June 30, 2001. This increase was due to the accrual of interest on the Netfolio note through March 2002 when the note was paid in full.

         Income tax expense remained the same for the nine months ended June 30, 2002, compared to the prior period and represents California state franchise taxes. No income tax expense was recorded during the nine months ended June 30, 2002 or 2001 due to utilization of a tax loss carryforward from prior years. As of June 30, 2002 the available net operating loss carryover was $126,090.

         Net income increased $37,743 or 20.7% to $220,190 during the nine months ended June 30, 2002 compared to $182,447 in the prior comparable period as a result of the factors discussed above.



Liquidity and Capital Resources

         As of June 30, 2002, Hennessy Advisors, Inc. had cash and cash equivalents of $1,883,583.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $4,598,865 as of June 30, 2002, remaining assets are very liquid, consisting of cash and receivables due from mutual fund assets under management. Total assets as of June 30, 2002 were $6,740,671.

         Hennessy Advisors, Inc.'s overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of the business. Hennessy Advisors, Inc. anticipates that its cash and other liquid assets on hand as of June 30, 2002 will be sufficient to fund its operations. To the extent that Hennessy Advisors, Inc.'s liquid resources and cash provided by operations are not adequate to meet its capital requirements, Hennessy Advisors, Inc. may need to raise additional capital through loans or equity. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         Net proceeds of the public offering of common stock were used to fully pay off all note payable balances which originated in connection with management contracts acquired with the 2000 licensing agreement with Netfolio, Inc. for the use of the names and investment strategies of Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund.

Forward Looking Statements

         Certain statements in this report are forward-looking within the meaning of the federal securities laws. Although management believes that the expectations reflected in the forward-looking statements are reasonable, future levels of activity, performance or achievements cannot be guaranteed. Additionally, management does not assume responsibility for the accuracy or completeness of these statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

                    Part II. OTHER INFORMATION AND SIGNATURES


Item 2.  Changes in Securities.

         (d)      Use of Proceeds

         Form SB-2 registration statement for an initial public offering of common stock (SEC File No. 333-66970) was declared effective by the Securities and Exchange Commission on November 29, 2001. The offering began on that date. On May 31, 2002, the offering ended and 574,722 shares had been issued.

         The following table sets forth information about our offering (including information about shares offered by our chairman and CEO, Neil J. Hennessy, as a selling shareholder):


                                           No. of Shares    Aggregate Offering   Amount Sold through May
                                            Registered            Price                31, 2002(1)

                                      ----------------------------------------------------------------
     Hennessy Advisors, Inc.                  900,000            $9,000,000         $5,747,220
     Neil J. Hennessy                         100,000            $1,000,000           $638,580

------------------
(1)      All shares have been sold at their offering price of $10 per share.


         Total offering expenses through June 30, 2002 were $350,170, consisting primarily of legal and accounting fees. There were no underwriting discounts or commissions, as shares were offered by officers of the Company.

         The net offering proceeds reflecting shares sold as of May 31, 2002, less offering expenses recorded through June 30, 2002, were $5,397,050. Net proceeds of the offering were allocated as follows:

*        $1,975,000 to repay the note and accrued interest to Netfolio

*        $1,840,159 to repay the note to Firstar Bank

* $40,000 to redeem the adjustable preferred stock held by chairman and CEO, Neil J. Hennessy and his brother, Brian Hennessy, who is a director of the Company and who owned approximately 5.22% of the common stock before the offering

The remaining net proceeds of $1,541,891 were invested in a money market account, to be used for working capital and to finance business growth.

There were no reportable events for Item 2 through Item 5.

Item 6.  Exhibits and Reports on Form 8-K




         Exhibit 99.1   Written Statement of the Chief Executive Officer,
         ------------   Pursuant to 18 U.S.C.ss.1350



         Exhibit 99.2   Written Statement of the Chief Financial Officer,
         ------------   Pursuant to 18 U.S.C.ss.1350

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HENNESSY ADVISORS, INC.



Date: August 14, 2002                       By:  /s/ Teresa M. Nilsen
      ---------------------------              ---------------------------------
                                                Teresa M. Nilsen, Executive Vice
                                                    President, Chief Financial
                                                    Officer, Chief Accounting
                                                    Officer and Secretary

                                  EXHIBIT INDEX



         Exhibit 99.1   Written Statement of the Chief Executive Officer,
         ------------   Pursuant to 18 U.S.C.ss.1350



         Exhibit 99.2   Written Statement of the Chief Financial Officer,
         ------------   Pursuant to 18 U.S.C.ss.1350