Form 10KSB
period 2002-09-30
HENNESSY ADVISORS INC
filed 2002-12-27
CIK 1145255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
     ----------------------------------------------------------------------
                                   FORM 10-KSB

              X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              -       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002

              _   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____
     ----------------------------------------------------------------------
                        Commission File Number 001-49872

                             HENNESSY ADVISORS, INC.
        (Exact name of small business issuer as specified in its charter)

              California                             68-0176227
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)

    750 Grant Avenue, Suite 100
       Novato, California                                94945
        (Address of principal                         (Zip Code)
          executive office)

                                 (415) 899-1555
                          (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, no par value


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [X]


Total revenues for Fiscal Year 2002 were $2,270,287.

The aggregate market value of the Common Stock of the registrant held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) was $10,442,985, as of the fiscal year end September 30, 2002, based on the average bid and asked price of $10.50 per share as of that date.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2002 there were 1,626,142 shares of common stock issued and outstanding.

    ----------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference, other than exhibits in Item
13.


Transitional Small Business Disclosure Format (Check one):

 Yes _  No X
           -

                             HENNESSY ADVISORS, INC.
                                 FORM 10-KSB

                  For the Fiscal Year Ended September 30, 2002
    ----------------------------------------------------------------------

Table of Contents:

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS............................................  4
  GENERAL..................................................................  4
  SUMMARY OF INVESTMENT PRODUCTS AND STRATEGIES............................  6
  EMPLOYEES................................................................  9
ITEM 2. DESCRIPTION OF PROPERTY............................................  9
ITEM 3. LEGAL PROCEEDINGS..................................................  9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  9

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 10
  MARKET INFORMATION....................................................... 10
  HOLDERS.................................................................. 10
  DIVIDENDS................................................................ 10
  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS....... 10
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS............................... 12
  RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002
   AND SEPTEMBER 30, 2001.................................................. 13
         Liquidity and Capital Resources................................... 14
    Critical Accounting Policies........................................... 15
    Forward Looking Statements and Risk Factors............................ 15
ITEM 7. FINANCIAL STATEMENTS............................................... 19
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE...................................................... 33

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....... 33
  DIRECTORS AND OFFICERS................................................... 33
  BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS............................ 34
ITEM 10. EXECUTIVE COMPENSATION............................................ 35
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 AND RELATED STOCKHOLDER MATTERS........................................... 36
  PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK..... 37
  DIRECTORS OF THE CORPORATION............................................. 37
  OFFICERS OF THE CORPORATION.............................................. 38
  DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP..................... 38
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 38
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 39
ITEM 14. CONTROLS AND PROCEDURES........................................... 40
SIGNATURES................................................................. 41
CERTIFICATIONS............................................................. 42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

The Company

            Hennessy Advisors,Inc.(Hennessy Advisors or the Company)provides investment advisory services to four no-load mutual funds as well as high net worth investors primarily located in the United States. We generally manage assets on a discretionary basis (i.e., we do not need to seek the client's approval for securities transactions). We invest primarily through a set of quantitative criteria rather than based on qualitative judgments. Under investment management agreements with the mutual funds described below, we invest fund assets in the stock of public companies and in U.S. Treasury securities, in accordance with a specific strategy designed to meet the investment objective of each fund. Our investment management agreements with high net worth individuals generally give us discretion to invest these clients' accounts by applying the same quantitative criteria described below for the fund portfolios. We apply many of the same criteria to the accounts we manage for individuals, modified in each instance by specific investment criteria supplied by the client. As of September 30, 2002, we managed $430 million in total assets, of which $374 million or 87% of total assets were managed on behalf of the mutual funds. The assets managed on behalf of the mutual funds generated 88% of our total revenues.

Business Overview

            Hennessy Advisors was founded in 1989 as a California corporation under the name Edward J. Hennessy Incorporated acting as an NASD broker-dealer serving mainly individual investors. In 1996, we became an investment adviser to mutual funds, building our assets under management through Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund, two no-load mutual funds which we founded as The Hennessy Funds, Inc. Since their inception, we have managed a portion of these funds utilizing the "Dogs of the Dow" investment strategy, periodically purchasing the 10 highest yielding Dow Jones stocks in approximately equal dollar amounts and holding those stocks for one year.

            On June 30, 2000, we entered into a license agreement with Netfolio, Inc. (Netfolio) (formerly O'Shaughnessy Capital Management, Inc.) to obtain the right to use the names of and investment strategies applied to the Hennessy Cornerstone Value Fund and Hennessy Cornerstone Growth Fund, two no-load open-end mutual funds with approximately $197 million in assets under management. Under our agreement with Netfolio, we paid Netfolio $2,210,897 on June 30, 2000, and we also issued Netfolio a subordinated promissory note for $1,849,709 on June 30, 2001. In June 2000, satisfying a condition of the license agreement and as required by the Investment Company Act of 1940, shareholders of the two Cornerstone Funds approved investment management agreements for Hennessy Advisors to serve as the funds' investment manager in place of Netfolio. Each of these funds is a series of Hennessy Mutual Funds, Inc. and maintains a 50-stock portfolio selected using formula-based strategies that we acquired from Netfolio.

            The Hennessy Cornerstone management agreements, which had an initial term of two years that ended June 30, 2002, were renewed by the Board of Directors of Hennessy Mutual Funds, at their meeting on March 5, 2002. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Mutual Funds (either by the Board of Directors or by vote of a majority of the outstanding voting securities of that Fund) or by Hennessy Advisors upon 60 days' prior written notice.

            Under the terms of the Hennessy Cornerstone management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary and without contractual obligation, may voluntarily waive its management fee or subsidize other Fund expenses.

            Our fund shares are primarily sold through mutual fund supermarkets. Currently, our principal supermarkets are Schwab One Source and Fidelity.

            Until February 28, 2002, Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all our investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an intial minimum public offering of Hennessy Advisors common stock, which occurred on February 28, 2002. Limited partners received an aggregate of 90,740 shares of common stock in exchange for their partnership interests in the merger. Limited partners who did not exercise statutory dissenters' rights with respect to the merger received one share for each $10 of capital they invested in each partnership. The exchange ratio was determined based on original invested capital rather than on the revenues or results of operations of the partnerships. Three limited partners of Hennessy Management Co., L.P. who would have received an aggregate of 2,500 shares, based on the merger exchange ratio, dissented from the merger and agreed to accept cash totaling $11,275 in exchange for their partnership interests.

            The acquisition of the unconsolidated partnership interests was accounted for using the purchase method of accounting. Hennessy Advisors, as general partner, made a full accounting of the partnership assets and liabilities as of the date of merger, settled all liabilities of the partnerships, and then distributed remaining cash to the the limited partners in proportion to their adjusted invested capital as of the merger date.

            Following the merger of the partnerships into Hennessy Advisors on February 28, 2002, Hennessy Advisors became the sole advisor to Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund. In that capacity, it receives directly from these funds all advisory fees previously paid by these funds to the partnerships.


            In exchange for the value of the shares issued and cash paid in connection with the merger, the sole asset recorded by Hennessy Advisors was the management contracts acquired asset, an intangible asset which had not been recorded on the financial statements of the partnerships.

SUMMARY OF INVESTMENT PRODUCTS AND STRATEGIES

Hennessy Balanced Fund (HBFBX)

            This Fund seeks capital appreciation and current income. Approximately half of its portfolio is invested in U.S. Treasury bills, having a maturity of approximately one year, and the other half of the portfolio is invested in the ten highest yielding common stocks in the Dow Jones Industrial Average, known as the "Dogs of the Dow" stocks.

Hennessy Leveraged Dogs Fund (HDOGX)

            This Fund seeks a combination of capital appreciation and current income that in the long run exceeds that of the Dow Jones Industrial Average. The Fund's strategy is similar to that of the Hennessy Balanced Fund except that up to 75% of its return is based on the performance of the ten stocks with the highest dividend yield in the Dow Jones Industrial Average, known as the "Dogs of the Dow" stocks. The other 25% is based on the return of U.S. Treasury bills maturing in a year or less.

Hennessy Cornerstone Value Fund (HFCVX)

            This Fund seeks total return, consisting of capital appreciation and current income. This Fund consists of a 50 stock portfolio of market leading stocks (those with the highest sales, gross cash, shares outstanding and market values) with the highest dividend yields. The goal of this strategy is to produce a slightly higher rate of return versus the overall market, while virtually taking the same level of risk.

Hennessy Cornerstone Growth Fund (HFCGX)

            This Fund seeks the long-term growth of capital. This Fund consists of a 50 stock portfolio of stocks with higher annual earnings than in the previous year, low price-to-sales ratios and strong relative price performance. The goal of this strategy is to produce a higher rate of return versus the overall market, while taking on more risk.

Business Strategy

            We intend to leverage our asset management strengths in order to increase our assets under management and profitability through the following key elements:

        o Attract investors through our investment style of disciplined and quantitative analysis.

        o Expand our distribution network to additional mutual fund supermarkets.

        o Expand our current base of registered investment advisors (RIA's) that utilize no-load funds for their clients by hiring 2 to 4 experienced individuals who meet with, explain and sell funds to RIA's and broker/dealers for use in their clients' portfolios.

        o Participate in the platforms of national full service firms that permit their registered representatives to utilize no-load funds for their clients in a wrap fee account.

        o Pursue acquisitions. We believe we will be in a better position as a result of our initial public offering to pursue acquisitions. We have no plans, arrangements or understandings relating to any specific acquisitions at this time.

        o   Introduce new funds in the future.

Description of our Business

            Our revenues are largely based on the level of assets under management in our mutual funds. Growth in revenues generally depends on good investment performance which increases assets under management by:

        o   increasing the value of existing assets under management,

        o   contributing to higher investment and lower redemption rates, and

        o attracting additional investors while maintaining current fee levels.


            Growth in assets under management is also dependent on accessing various distribution channels, which is based on several factors, including performance and service. Fluctuations in financial markets also have a substantial effect on assets under management and the results of our operations. Advisory fees from the mutual funds are computed daily based on the respective assets under management and the fee structure for assets under management. Shareholders of our mutual funds other than the Cornerstone Funds are allowed to exchange shares among the funds at no additional cost as economic conditions, market conditions and investor needs change. Shareholders of the Cornerstone Funds must pay a 1.5% exchange fee if they have not owned the fund shares for 90 days when they make an exchange.

            Our marketing efforts for the mutual funds are currently focused on increasing the distribution and sales of our existing funds. We believe that our marketing efforts for the mutual funds will continue to generate additional revenues from investment advisory fees. Initially, we distributed our mutual funds by using a variety of direct response marketing techniques, including telemarketing and articles published in business periodicals, and as a result we maintain direct relationships with a majority of our mutual fund customers. Beginning in late 1996, our mutual funds were offered through no transaction fee programs (NTF programs). A no transaction fee program means that the mutual fund customer does not pay a transaction fee. Rather, the fees are paid by the mutual fund itself or its investment advisor or distributor. NTF programs have become an increasingly important source of asset growth. Of the $374 million of assets under management in the mutual funds as of September 30, 2002, approximately 48% were generated from NTF programs.

            We provide investment advisory and management services pursuant to an investment management agreement with each mutual fund. The management agreement may continue in effect from year to year only if specifically approved at least annually by the mutual funds' Board of Directors. While the specific terms of the investment management agreements vary to some degree, the basic terms of the agreements are similar. The investment management agreements generally provide that we are responsible for overall investment and management services, subject to the oversight of each mutual fund's Board of Directors and in accordance with each mutual fund's fundamental investment objectives and policies.

            Currently, Hennessy Advisors participates in two "soft dollar" arrangements in which we receive research reports and real time electronic research in order to assist us in trading and managing our mutual funds. Soft dollar arrangements involve paying brokerage commissions for securities trades on behalf of a client where the commissions may be higher than those obtained elsewhere, in exchange for research or other services that also benefit other clients. The value of the research we receive under our soft dollar arrangements is approximately $60,000 per annum.

Competition

            Our investment advisory business competes with investment advisors and securities firms of all sizes, from small boutique firms to large financial service complexes. Competition is influenced by various factors, including product offering, level of service and price. All aspects of our advisory business are competitive, including competition for assets to manage. The investment advisory industry is characterized by relatively low cost of entry and by the formation of new investment advisory entities which may compete directly with us. While large national firms, often with more personnel, have greater marketing, financial, technical, research, and other capabilities, we have learned that we can hold our own with these entities by "branding" our investment style through public relations and outstanding customer service. Many of the larger firms offer a broader range of financial services than we do and compete not only with us and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. The investment funds we manage are similarly subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those we offer.

            A large number of investment products including closed-end companies and mutual funds, are sold to the public by investment management firms, broker/dealers, insurance companies and banks in competition with the investment products we offer. Many of our competitors apply substantial resources to advertising and marketing their investment products. The competition for new investors is intense, but we feel that by increasing our funds' distribution channels and continuing to brand our investment style, we can capture portions of the investment business available. We expect that there will be increasing pressures among investment advisors to obtain and hold market share.

Regulation

            Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an adviser from carrying on its business in the event that it fails to comply with applicable laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures, and fines. We believe that we are in compliance with all material laws and regulations.

            Our business is subject to regulation and examination at both the federal and state level by the SEC and other regulatory bodies. We are registered with the SEC under the Investment Advisers Act, and the mutual funds are registered with the SEC under the Investment Company Act.

            The Investment Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, record keeping requirements, operational requirements, marketing requirements and disclosure obligations. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from censure to termination of an investment adviser's registration. Our failure to comply with the SEC requirements could have a material adverse effect on us. We believe we are in compliance with the requirements of the SEC.

            We derive most of our revenues from investment advisory services. Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, management agreements with registered investment companies, such as the mutual funds, terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Hennessy Advisors. Neither our initial public offering of common stock nor the merger of the limited partnerships into Hennessy Advisors constituted an assignment for these purposes.

EMPLOYEES

            As of September 30, 2002, there were nine employees at Hennessy Advisors, Inc. (all full-time).

            Neil J. Hennessy is the Chairman of the Board, President, Chief Executive Officer and Portfolio Manager. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Assistant Portfolio Manager. Other employees include Brian Peery, Wholesaler/Salesman; Ralph Hayward, Controller; Ana Miner, Operations Specialist; Kim Watson, Executive Assistant; and, Jill Carley, Human Resources and Marketing Associate.


ITEM 2. DESCRIPTION OF PROPERTY.

            The business offices located at 750 Grant Avenue, in Novato, California are leased facilities. There are two suites (#100 and #150) covered under separate leases. The Suite #100 lease expires December 31, 2004 and there are two 2-year extensions available. The lease for Suite #150 expires May 31, 2003 and there is one 3-year extension available.


ITEM 3. LEGAL PROCEEDINGS.

            There are no existing, pending or threatened legal proceedings involving Hennessy Advisors, Inc., the mutual funds they manage or against any of our officers or directors as a result of their involvement with the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There were no matters submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

            The common stock of Hennessy Advisors, Inc. is traded over the counter and is quoted by the Over The Counter Bulletin Board (OTCBB) under the trading symbol HNNA. Our common stock began trading on the OTCBB effective July 15, 2002.

The high and low bid prices for our common stock on the OTCBB during the quarter ended September 30, 2002 were $10.00 and $10.00, respectively, as reported by AG Edwards, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


HOLDERS

            As of September 30, 2002, the approximate number of holders of record of Common Stock of the Company was 454.


DIVIDENDS

            We have not declared any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain future earnings for use in our business. Any decisions as to future payment of dividends will depend on earnings and financial position and such other factors as the Board of Directors deems relevant.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

            The Company has adopted an Option Plan (the "Plan") providing for the issuance of up to 488,480 options for shares of the Company's common stock. An aggregate of 85,500 options for the Company's common stock were granted to certain employees, executive officers, and directors of the Company following the sale of a minimum number of shares under the registration statement on February 28, 2002. These options were fully vested upon the grant, and have an exercise price of $10 per share. Subsequent to February 28, 2002 and as of September 30, 2002, one employee left the Company, relinquishing 3,500 options by failure to exercise the options in a timely manner under the terms of the Plan, and two new employees were hired, each granted 3,500 options, resulting in total options granted of 89,000 as of September 30, 2002.

All options granted under the Plan vest immediately.

The following table displays equity compensation plan information as of the fiscal year ended September 30, 2002:

                      Equity Compensation Plan Information

                                          Number of securities         Weighted-average                 Number of securities
                                          to be issued upon            exercise price of                remaining available
                                          exercise of outstanding      outstanding options,             for issuance under
                                          options, warrants            warrants and rights              equity compensation
                                          and rights                                                    plans (excluding)
                                                                                                        securities reflected
                                                                                                        in column(a))
------------------------------------------------------------------------------------------------------------------------------------
                                                 (a)                           (b)                               (c)

Equity compensation
plans approved by                               89,000                        $10.00                          399,480(1)
security holders

Equity compensation
plans not approved                               None
by security holders

                 Total                          89,000                        $10.00                          399,480



(1) The maximum number of shares of common stock that may be issued under the Company's Option Plan is 25% of the outstanding common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


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

            Investment advisory fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $430 million as of September 30, 2002, and approximately 88% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the year ended September 30, 2002.

            Neil J. Hennessy, our Chief Executive Officer, President and Chairman of the Board also served as expert witness and mediator in securities cases in the past and will continue as an expert witness on a limited basis in the future.

            The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all four Mutual Funds. Contracts acquired before June 30, 2001 are being amortized over a period of 15 years, through September 30, 2002, after which amortization of these assets will cease, in compliance with Statement of Financial Accounting Standards No. 142 "Accounting For Goodwill And Intangible Assets". As of September 30, 2002, the management contracts acquired asset had a net balance of $4,480,888 as compared to a balance of $3,841,603 as of September 30, 2001. The increase in the carrying value is due to the acquisition of the management contract rights for the Hennessy Balanced Fund and the Hennessy Leveraged Dogs Fund obtained in connection with the mergers of Hennessy Management Co., LP and Hennessy Management Co., 2 L.P.

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

RESULTS OF OPERATIONS

            The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue for years ended September 30, 2002 and 2001:

                                                           Years Ended September 30, 2002 and 2001
                                              -----------------------------------------------------------------------
                                                              2002                           2001
                                              -----------------------------------------------------------------------
                                                                    Percentage of                     Percentage of
                                                     Amounts        Total Revenue       Amounts       Total Revenue
Revenue:
Investment advisory fees                          $ 1,998,956            88.0%       $ 1,519,247          90.8%
Expert witness fees                                   162,556              7.2           150,249            9.0
Gain on repayment of debt                              90,214              4.0                 -              -
Other income                                           18,561              0.8             4,572            0.2
                                              -----------------------------------------------------------------------
          Total Revenue                             2,270,287            100.0         1,674,068          100.0
                                              -----------------------------------------------------------------------

Operating Expenses:
Employee compensation and benefits                    732,500             32.3           583,168           34.8
General and administrative                            409,329             18.0           205,470           12.3
Mutual fund distribution expenses                     328,672             14.5           140,816            8.4
Amortization and depreciation                         299,612             13.2           296,325           17.7
Interest                                              177,204              7.8           248,750           14.9
                                              -----------------------------------------------------------------------
           Total operating expenses                 1,947,317             85.8         1,474,529           88.1
                                              -----------------------------------------------------------------------

Income before income taxes                            322,970             14.2           199,539           11.9

Income taxes                                           14,273              0.6               800              -

                                              -----------------------------------------------------------------------
           Net income                             $   308,697            13.6%       $   198,739           11.9%
                                              =======================================================================



            Year Ended September 30, 2002 Compared to the Year Ended September 30, 2001:

            Total revenue increased $596,219 or 35.6% in the year ended September 30, 2002 from $1,674,068 in the same period of 2001, primarily due to fees earned from increased mutual fund assets under management resulting from increased net cash inflows. Advisory fee revenue increased $479,709 or 31.6% in the year ended September 30, 2002 from $1,519,247 in the prior comparable period. An additional $90,214 in revenue was recognized as a gain on repayment of debt, following retirement of the note due Netfolio during the year ended September 30, 2002. There was no comparable transaction in the year ended September 30, 2001.

            Expert witness fees increased modestly by $12,307 or 8.2% to $162,556 in the year ended September 30, 2002 from $150,249 in the same period of 2001. Mr. Hennessy is working in a limited capacity as an expert witness and plans to further limit his expert witness activity to devote the majority of his time to managing Hennessy Advisors, Inc.

            Total operating expense increased $472,788 or 32.1%, in the year ended September 30, 2002 from $1,474,529 in the same period of 2001, reflecting increases in compensation and benefits, general and administrative expenses and mutual fund distribution costs. As a percent of total revenue, total expense decreased to 85.8% in the year ended September 30, 2002 compared to 88.1% in the prior comparable period.

            Compensation and benefits increased $149,332 or 25.6%, to $732,500 for the year ended September 30, 2002 from $583,168 in the prior comparable period, resulting from an increase in Mr. Hennessy's compensation under his employment contract and the addition of two new employees. As a percentage of total revenues, compensation and benefits decreased to 32.3% for the year ended September 30, 2002 compared to 34.8% in the prior comparable period.

            General and administrative expense increased $203,859 or 99.2%, to $409,329 in the year ended September 30, 2002 from $205,470 in the year ended September 30, 2001, due to increases in advertising, public relations, insurance, office expense, rent, printing and regulatory fees. As a percentage of total revenue, general and administrative expense increased to 18.0% in the year ended September 30, 2002 from 12.3% in the prior comparable period.

            Mutual fund distribution expenses increased $187,856 or 133.4%, to $328,672 in the year ended September 30, 2002 from $140,816 in the year ended September 30, 2001. As a percentage of total revenue, distribution expenses increased to 14.5% for the year ended September 30, 2002 compared to 8.4% in the prior comparable period. These expenses represent "no transaction fee" (NTF) programs through which our mutual fund shares are distributed. The expenses are highly leveraged in terms of producing revenue, and expansion of "NTF" programs (particularly with mutual fund supermarket providers) is a significant part of management's business growth strategy.

            Amortization and depreciation expense increased slightly in the year ended September 30, 2002 to $299,612, up $3,287 or 1.1% from the comparable year ended September 30, 2001, due to purchases of office furniture, office equipment and computers for additional staff.

            Interest expense decreased $71,546 or 28.8% to $177,204 in the year ended September 30, 2002 from $248,750 in the year ended September 30, 2001. This decrease was due to the cessation of interest on the notes due Netfolio and Firstar after March 2002, when the notes were paid in full.

            Income tax expense increased $13,473 for the year ended September 30, 2002, compared to the prior period, and represents United States federal and California state taxes. Minimum state income tax expense was recorded during the year ended September 30, 2001 due to utilization of a tax loss carryforward from prior years. As of September 30, 2002, the net operating loss carried forward from prior years was fully utilized.

            Net income increased $109,958 or 55.3% to $308,697 during the year ended September 30, 2002, compared to $198,739 in the prior comparable period as a result of the factors discussed above.


Liquidity and Capital Resources

            As of September 30, 2002, Hennessy Advisors, Inc. had cash and cash equivalents of $2,097,059.

            With the exception of property and equipment and management contracts acquired, which amount to a combined $4,523,211 as of September 30, 2002, remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund assets under management. Total assets as of September 30, 2002 were $6,933,014.

            Overall capital and funding needs of Hennessy Advisors, Inc. are continually reviewed to ensure that the capital base can support estimated needs of the business. Hennessy Advisors, Inc. anticipates that its cash and other liquid assets on hand as of September 30, 2002 will be sufficient to fund its operations. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, Hennessy Advisors, Inc. may need to raise additional capital through loans or equity. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

            Net proceeds of $5,392,965 from the public offering of 574,722 common shares at $10.00 per share, were used to fully pay off all note payable balances which originated in connection with management contracts acquired in the year 2000 licensing agreement with Netfolio, Inc. for the use of the names and investment strategies of Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund. Additionally, proceeds were used to redeem all adjustable preferred stock held by Neil J. Hennessy (President and Chief Executive Officer) and his brother Brian Hennessy (a Director of the Company).


Critical Accounting Policies

            In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company considers the management contracts acquired in connection with the Netfolio transactions to be intangible assets with an indefinite life. The Company intends to fully implement the provisions of SFAS 142 on October 1, 2002 at which time it will cease amortization on these intangible assets. This change is expected to result in a reduction of annual amortization expense of $279,390.

            Impairment analysis is conducted quarterly and coincides with our financial reporting on Forms 10-QSB and 10-KSB. Based on our detailed assessment of current fair market value and future cash flows, the value of the management contracts acquired has not been impaired. If future valuations in the marketplace decline significantly, the valuation of management contracts acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

            Discussion of all new accounting pronouncements affecting the Company during or following the fiscal year ended September 30, 2002 is presented in financial footnote #14.

Forward Looking Statements

            Certain statements in this report are forward-looking within the meaning of federal securities laws. Although management believes that the expectations reflected in the forward-looking statements are reasonable, future levels of activity, performance or achievements cannot be guaranteed. Factors that may affect the Company's actual results include those described below under "Risk Factors." There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Risk Factors

Our revenues will decline if the value of the securities held by the mutual funds we manage declines.

            We primarily obtain our revenues from advisory fees paid by the mutual funds we manage. These advisory fees are based on a percentage of the value of the assets of the funds. For the year ended September 30, 2002, 87.6% of our revenues were from advisory fees. The securities markets in general have experienced significant volatility, with declines in market value during the fiscal year. Any further decline in the securities markets, in general, and the equity markets, in particular, could reduce our assets under management and consequently reduce our revenues. In addition, any continuing decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the mutual funds we manage or decreasing their rate of investment, either of which would be likely to adversely affect us.

Our management fees are based on the value of our assets under management, which is subject to significant fluctuations.

            Global economic conditions, interest rates, inflation rates and other factors that are difficult to predict affect the mix, market values, and levels of our assets under management. The Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund invest approximately 50% of their portfolios in U.S. Treasury securities with a remaining maturity of one year. Fluctuations in interest rates affect the value of such fixed-income assets under management. In turn, this affects our management fees. Similarly, all four of our funds are affected by changes in the equity marketplace, which may significantly affect the level of our assets under management. The factors above often have inverse effects on equity assets and fixed-income assets, making it difficult for us to predict the net effect of any particular set of conditions on our business and to decide effective strategies to counteract those conditions.

Poor investment performance by our mutual funds could decrease sales of our funds.

            Success in the investment management and mutual fund business is dependent on investment performance as well as distribution and client servicing. Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, generating higher management fees (which are based on the amount of assets under management). Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions, with corresponding decreases in our revenues. Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of no-load mutual funds, such as those we offer. Failure of our investment products to perform well could, therefore, have a material adverse effect on us. For any period in which revenues decline, our profits and profit margins may decline by a greater proportion because certain expenses remain relatively fixed.

Our failure to comply with regulatory requirements may harm our financial condition.

            Our investment management activities are subject to client guidelines, and our mutual fund business involves compliance with numerous investment, asset valuation, distribution, and tax requirements. A failure to adhere to these guidelines or satisfy these requirements could result in losses, which a client could recover from us. We have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements. However, there can be no assurance that such precautions will protect us from potential liabilities.

            Our businesses are subject to extensive regulation in the United States, including by the Securities and Exchange Commission. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. See "Business -- Regulation."

Our investment management agreements can be terminated on short notice.

            Substantially all of our revenues are derived from investment management agreements. Investment management agreements with our mutual funds are terminable without penalty on 60 days' notice and must be approved at least annually by the disinterested members of each mutual fund's board of directors or trustees. If any of our investment management agreements are terminated or not renewed, our revenues could materially decline.

We face intense competition from larger companies.

                        The investment management business is intensely competitive, with low barriers to entry, and is undergoing substantial consolidation. Many organizations in this industry are attempting to market to and service the same clients as we do, not only with mutual fund products and services, but also with a wide range of other financial products and services. Many of our competitors have greater distribution capabilities, offer more product lines and services, and may also have a substantially greater amount of assets under management and financial resources. These competitors would tend to have a substantial advantage over us during periods when our investment performance is not strong enough to counter these competitors' greater marketing resources.

Market pressure to lower our advisory fees would reduce our profit margin.

            There has been a trend toward lower fees in some segments of the investment management industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund shareholders with investment returns and service that will encourage them to be willing to pay our fees. There can be no assurance that we will be able to maintain our current fee structure. Fee reductions on existing or future new business could have an adverse impact on our results of operations.

We may be required to forego all or a portion of our fees under our investment management agreements with the mutual funds.

            Market conditions may require that we waive our investment advisory fees from the mutual funds we manage to the extent that the mutual fund's operating expenses, including our fees (but excluding interest, taxes, brokerage commissions and extraordinary expenses such as litigation), exceed competitive expense limitations. We monitor ratios of expenses to average assets under management and waive advisory fees if we believe that our ratios might lead fund investors to redeem their shares in our mutual funds in order to seek lower expense ratios with other fund managers.

We depend upon Neil Hennessy to manage our business. The loss of Mr. Hennessy may adversely affect our business and financial condition.

            Our success is largely dependent on the skills, experience and performance of key personnel, particularly Neil J. Hennessy, our chairman, chief executive officer and president, who is the driving force in our company's success. Mr. Hennessy is primarily responsible for the day-to-day management of the portfolio of each of our mutual funds and for developing and executing each fund's investment programs. The loss of Mr. Hennessy could have an adverse effect on our business, financial condition and results of operations.

Changes in the distribution channels on which we depend could reduce our revenues and slow our growth.

            We derive a significant portion of our sales through investment advisors who utilize no transaction fee programs also referred to as mutual fund supermarkets. A no transaction fee program means that the mutual fund customer does not pay a transaction fee. Rather, the fees are paid by the mutual fund itself or its investment advisor or distributor. Increasing competition in these distribution channels has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisors would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall financial condition.

Our officers and directors own enough of our shares to significantly influence our company, which will limit the ability of other shareholders to influence corporate matters.

            Our officers and directors own 47.7% of our outstanding common
stock.   As a result, these stockholders will be able to significantly influence the outcome of any matter requiring a stockholder vote and, as a result, our management and affairs. Matters that typically require stockholder approval include the following:

            *     election of directors;

            *     merger or consolidation with another company; and

            *     sale of all or substantially all of our assets.



Acquisitions, which are part of Hennessy's business strategy, involve inherent risks that could result in adverse effects on Hennessy's operating results and financial condition and dilute the holdings of current stockholders.

As part of Hennessy's business strategy, Hennessy intends to consider acquisitions of similar or complementary businesses. If Hennessy were not correct when assessing the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or if unsuccessful in integrating the operations of the acquired businesses, Hennessy may not achieve the expected return on investment in the acquired businesses, which could have a material adverse effect on Hennessy's operating results and financial condition. Any future acquisitions would be accompanied by the risks commonly associated with acquisitions.

These risks include, among others:

        o Potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses,
        o The difficulty and expense of integrating the operations and personnel of the acquired companies,
        o The potential disruption to the business of the combined company and potential diversion of management's time and attention,
        o The impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management, and
        o Dilution to stockholders if the acquisition were made with the Company's common stock.

     In addition, the products and technologies of acquired companies may not be effectively assimilated into Hennessy's business, and product offerings of the combined company may not have a positive effect on the combined companies' revenues or earnings. The combined company may also incur significant expense to complete the acquisitions and to support the acquired products and businesses.

Further, any such acquisitions may be funded with cash, debt or equity or some combination of such consideration, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of stockholders. Finally, Hennessy may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

Independent Auditors' Report.......................................... 20

Balance Sheets as of September 30, 2002 and 2001...................... 21

Statements of Operations for the years ended September 30, 2002 and
September 30, 2001.................................................... 22

Statements of Changes in Stockholders' Equity for the years ended
September 30, 2002 and 2001........................................... 23

Statements of Cash Flows for the years ended September 30, 2002 and
2001.................................................................. 24

Notes to Financial Statements......................................... 25

                          Independent Auditors' Report



The Board of Directors and Shareholders
Hennessy Advisors, Inc.:

            We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the Company) as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP


San Francisco, California


November 4, 2002

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                    September 30, 2002 and September 30, 2001

                                                                                   September 30              September 30
Assets                                                                                 2002                      2001
                                                                                       ----                      ----

Cash and cash equivalents                                                        $       2,097,059        $          28,162
Investments in marketable securities, at fair value                                          3,830                    4,280
Investments in limited partnerships                                                              -                    4,019
Investment advisory fees receivable                                                        230,019                  126,575
Expert witness fees receivable                                                              21,745                   24,181
Management contracts acquired, net of accumulated amortization
of $628,627 and $349,237                                                                 4,480,888                3,841,603
Property and equipment, net of accumulated depreciation
of $52,429 and $32,207                                                                      42,323                   42,567
Other assets                                                                                57,150                   21,044
Deferred offering costs                                                                          -                  204,496
                                                                                   ----------------         ----------------

                  Total assets                                                   $       6,933,014        $       4,296,927
                                                                                   ================         ================

Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                         $         125,216        $         401,091
Income taxes payable                                                                        33,168
Payable for management contracts acquired                                                        -                1,849,709
Due to affiliate                                                                                 -                      400
Note payable                                                                                     -                1,840,159
                                                                                   ----------------         ----------------

                  Total liabilities                                                        158,384                4,091,359
                                                                                   ----------------         ----------------

Stockholders' equity:
Adjustable rate prefered stock, $25 stated value,  5,000,000 shares
    authorized: 1,600 shares issued and outstanding September 30, 2001                           -                   40,000
Common stock, no par value, 15,000,000 shares authorized:
   1,626,142 and 960,680 shares issued and outstanding at September 30, 2002
    and  September 30, 2001, respectively                                                6,788,205                  487,840
Additional paid-in capital                                                                  24,008                   24,008
Accumulated deficit                                                                        (37,583)                (346,280)

                                                                                   ----------------         ----------------
                  Total stockholders' equity                                             6,774,630                  205,568
                                                                                   ----------------         ----------------

                  Total liabilities & stockholders' equity                       $       6,933,014        $       4,296,927
                                                                                   ================         ================



                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                            Statements of Operations
                     Years Ended September 30, 2002 and 2001



                                                                         2002                     2001
                                                                         ----                     ----
Income
        Investment advisory fees                                     $    1,998,956           $    1,519,247
        Expert witness fees                                                 162,556                  150,249
        Gain on repayment of debt                                            90,214                        -
        Other Income                                                         18,561                    4,572

                                                                 -------------------      -------------------
                         Total income                                     2,270,287                1,674,068
                                                                 -------------------      -------------------

Expenses
        Compensation and benefits                                           732,500                  583,168
        General and administrative                                          409,329                  205,470
        Mutual fund distribution                                            328,672                  140,816
        Amoritization and depreciation                                      299,612                  296,325
        Interest                                                            177,204                  248,750

                                                                 -------------------      -------------------
                         Total expenses                                   1,947,317                1,474,529
                                                                 -------------------      -------------------

Income before income tax expense                                            322,970                  199,539
                                                                 -------------------      -------------------

Income tax expense                                                           14,273                      800
                                                                 -------------------      -------------------


                         Net earnings                                $      308,697           $      198,739
                                                                 ===================      ===================


Basic earnings per share                                             $         0.23           $         0.24
                                                                 ===================      ===================
..
Diluted earnings per share                                           $         0.23           $         0.21
                                                                 ===================      ===================




                 See accompanying notes to financial statements

                            Hennessy Advisors, Inc.
                  Statement of Changes in Stockholders' Equity
                    Years Ended September 30, 2002 and 2001

                                                      Adjustable                                                          Total
                                                         Rate                                  Additional                 Stock-
                                                       Preferred      Common        Common      Paid-in    Accumulated    holder's
                                    Preferred Stock      Stock        Shares        Stock       Capital      Deficit      Equity
                                    ---------------      -----        ------        -----       -------      -------      ------

Balances as of September 30, 2000    $   200,000      $  40,000       760,680    $  287,840    $ 24,008    $ (545,019)   $    6,829

Conversion of convertible
  preferred stock                       (200,000)             -       200,000       200,000           -             -             -

Net earnings for the year
  ended September 30, 2001                     -              -             -             -           -       198,739       198,739

                                    ------------------------------------------------------------------------------------------------
Balances as of September 30, 2001    $         -      $  40,000       960,680    $  487,840    $ 24,008    $ (346,280)   $  205,568


Issuance of common shares, net of
  offering costs of $354,255                                  -       574,722     5,392,965           -             -     5,392,965

Redemption of adjustable rate
  preferred shares                                      (40,000)            -             -           -             -       (40,000)

Issuance of common shares as a
  result of the merger with
Hennessy Management Co, L.P. and
  Hennessy Management Co. 2, L.P.                             -        90,740       907,400           -             -       907,400

Net earnings for the year
  ended September 30, 2002                                    -             -             -           -       308,697       308,697

                                    ------------------------------------------------------------------------------------------------
Balances as of September 30, 2002    $         -      $       -     1,626,142    $6,788,205    $ 24,008    $  (37,583)   $6,774,630
                                    ================================================================================================


                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                     Years Ended September 30, 2002 and 2001

                                                                                             2002                        2001
                                                                                     ---------------------        ------------------
Cash flows from operating activities:
    Net earnings                                                                        $    308,697                 $    198,739
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
               Depreciation and amortization                                                 299,612                      296,325
               Unrealized gains (losses) on marketable securities                                619                          (95)
               Realized loss on investments in limited partnership                             4,019                        1,880
               (Gain) on repayment of debt                                                   (90,214)                           -
               (Increase) decrease in operating assets
                               Advisory fees receivable                                     (103,444)                         722
                               Expert witness fees receivable                                  2,436                       (2,188)
                               Other assets                                                  (36,106)                       2,873
               (Decrease) increase in operating liabilities
                               Accrued liabilities and accounts payable                      (60,370)                     236,031
                               Income taxes payable                                           33,168                            -

                                                                                     ---------------------        ------------------
                                       Net cash provided by operating activities             358,417                      734,287
                                                                                     ---------------------        ------------------

Cash flows (used) in investing activities:

    Purchases of property and equipment                                                      (19,978)                      (2,269)
    Purchases of investments                                                                    (169)                        (154)
    Management contracts acquired                                                            (11,275)                           -
                                                                                     ---------------------        ------------------

                                       Net cash used in investing activities                 (31,422)                      (2,423)
                                                                                     ---------------------        ------------------

Cash flows provided by (used in) financing activities
    Gross proceeds on sale from issuance of common stock                                   5,747,220                            -
    Offering costs incurred in issuance of common stock                                     (149,759)                    (204,496)
    Repayment of amounts due to affiliate                                                       (400)                     (34,118)
    Liquidation of adjustable rate preferred stock                                           (40,000)                           -
    Repayment of note payable and accrued interest to Netfolio                            (1,975,000)                           -
    Repayment of note payable to Firstar                                                  (1,840,159)                    (470,738)

                                                                                     ---------------------        ------------------
                                       Net cash provided by (used in)
                                        financing activities
                                                                                           1,741,902                     (709,352)
                                                                                     ---------------------        ------------------

Net increase  in cash and cash equivalents                                                 2,068,897                       22,512
Cash and cash equivalents at the beginning of the year                                        28,162                        5,650
                                                                                     ---------------------        ------------------

Cash and cash equivalents at the end of the year                                        $  2,097,059                 $     28,162
                                                                                     ---------------------        ------------------

Supplemental disclosures of cash flow information:
    Common stock issued in connection with acquisition of management contracts          $    907,400                 $          -
                                                                                     =====================        ==================

             Interest paid                                                              $    177,204                 $    167,850
                                                                                     =====================        ==================

                 See accompanying notes to financial statements

Notes to Financial Statements - Fiscal Year Ended September 30, 2002


(1)       Summary of the Organization and Significant Accounting Policies

          (a)     Organization

                  Hennessy Advisors, Inc. (the Company) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

                  The operating activities of the Company consist primarily of providing investment management services to four open end mutual funds (the Hennessy Funds). The Company serves as the investment advisor to the Hennessy Balanced Fund, the Hennessy Leveraged Dogs Fund, the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Growth Fund.

          (b)     Cash and Cash Equivalents

                  Cash and cash equivalents include all cash balances and highly liquid investments which are readily convertible into cash.

          (c)     Investments in Marketable Securities

                  The Company holds investments in publicly traded mutual funds which are accounted for as trading securities under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized gains and losses on the investments are recognized currently in operations.

                  Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

          (d)     Investments in Limited Partnerships

                  Prior to February 28, 2002, investments in the Hennessy Management Co., Hennessy Management Co. 2 and Total Return Portfolio limited partnerships, of which the Company was the general partner, were accounted for under the equity method. The Company, as general partner, had an equity ownership in the net profits and losses of the limited partnerships of 1% or less. Based on the voting structure of each limited partnership, which allowed the limited partners to remove the general partner, the Company was not deemed to have significant control and as such the investments were not consolidated. As of February 28, 2002, the partnerships were merged into Hennessy Advisors, Inc.

                  The Company was not entitled to receive any partnership distributions in its capacity as general partner until the partners received a return of all their invested capital. Partnership cash distributions have been made to the limited partners of Hennessy Management Co., L.P. that represent a return of approximately 60% of their invested capital, but not to the general partner, which declined to receive a return of any of its 1% capital until the limited partners received all their capital back. Hennessy Management Co. 2, L.P. has never made any cash distributions to its partners, because partner capital contributions have been needed to cover fund management expenses.

          (e)     Management Contracts Acquired

                  The Company was appointed as investment advisor to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund concurrent with its acquisition of patented automated investment trading strategies from Netfolio, Inc. The acquisition agreement provided for a payment by the Company as of the closing date of the transaction on June 30, 2000 in the amount of $2,210,897 with a second payment due June 30, 2001, in the form of a subordinated promissory note in an amount subject to adjustment based on the aggregate net assets of the funds under management as of June 30, 2001, as adjusted for the impact of certain fund share redemptions during the year ended June 30, 2001. The Company issued a subordinated promissory note effective as of June 30, 2001 in the amount of $1,849,709. The terms of the promissory note called for payments to be made in sixty monthly installments to Netfolio, Inc. commencing June 30, 2001 with interest charged at the prime rate, unless payments were not made to Netfolio, Inc. when due, at which time interest would be charged at an annual rate of 18%.

                  The initial management contracts acquired and capitalized at $4,190,840 reflected the consideration paid on June 30, 2000 of $2,210,897, associated costs incurred with the acquisition of $130,234, and management's estimate of the additional consideration to be remitted on June 30, 2001 in the form of a promissory note of $1,849,709. In accordance with Accounting Principles Board (APB) Opinion 17, the total acquisition costs capitalized were amortized through September 30, 2002, on a straight-line basis over a period of 15 years based on management's analysis of the appropriate useful life.

                  In February of 2002, the Company recorded $918,675 in the incremental value of management contracts acquired in connection with its mergers with Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. (see Note 2). In accordance with SFAS 142, intangible assets with an indefinite life acquired after June 30, 2001 are not subject to amortization. Accordingly the Company has not recorded any amortization for the value of the contracts acquired in connection with the mergers of the partnerships.

                  The Company periodically reviews the carrying value of the management contracts acquired to determine if any impairment has occurred. Based on a detailed assessment of current fair value and anticipated future cash flows, it is the opinion of Company management that there has been no impairment.

           (f)    Property and Equipment

                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years.

          (g)     Fair Value of Financial Instruments

                  All of the Company's financial instruments are carried at fair value or amounts approximating fair value.

          (h)     Expert Witness Fees

                  The Company receives fees for services provided by the Company's President and staff in mediating, reviewing and consulting on various cases within the securities industry. Such fees are recognized when earned.

          (i)     Income Taxes

                  Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such a charge.

                  A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include taxable income that will result from future operations.

          (j)     Earnings Per Share

                  Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

          (k)     Authorized Common and Preferred Shares

                  In September 2001, the number of authorized common and preferred shares was increased to 15 million and 5 million shares, respectively.

          (l)     Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

(2)       Merger with Hennessy Management Co., L.P. and Hennessy Management Co.
          2, L.P.

          Until February 28, 2002, the Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all our investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an intial minimum public offering of common stock, which occurred on February 28, 2002. Limited partners who did not exercise statutory dissenters' rights with respect to the merger received one share for each $10 of capital they invested in each partnership. The exchange ratio was determined based on original invested capital rather than on the revenues or results of operations of the partnerships. Limited partners who exercised their dissenters' rights received cash in exchange for their partnership interests. Limited partners received an aggregate of 90,740 shares of common stock and cash of $11,275, in exchange for their partnership interests in the merger, and the Company was appointed advisor to the Balanced and Leveraged Dogs funds.

(3)       Investment Advisory Agreements

          Pursuant to investment management agreements (the Agreements), the Company provides investment advisory services to the four Hennessy Funds. The Agreements are renewable annually based upon approval by a majority of the Funds' disinterested directors. Additionally, each agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

          As provided in the agreements with the four Hennessy Funds, the Company receives investment advisory fees monthly on an annual percentage basis of the respective Fund's average daily net assets. The agreements also contain expense limitation provisions whereby the Company has agreed to reimburse certain Funds annually, under certain conditions, an amount equal to all or a portion of its investment advisory fees.

          Prior to the merger, advisory fees earned by the Company through its general partner interest in various limited partnerships (including Hennessy Management Co. L.P. and Hennessy Management Co. 2, L.P.) were based on actual costs incurred. The Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund paid investment advisory fees to the respective limited partnerships based on the contractual annual advisory fee rates applied to the respective fund's average daily net assets, subject to any expense limitation provisions.

          Following the merger of the partnerships into Hennessy Advisors on February 28, 2002, Hennessy Advisors became the sole advisor to Hennessy Balanced Fund and Hennessy Leveraged Dogs Fund. In that capacity, it receives directly from these funds all advisory fees previously paid by these funds to the partnerships.

(4)       Property and Equipment

          Property and equipment were comprised of the following as of September 30, 2002 and 2001:

                                                                          2002                           2001
                                                                -------------------------      -------------------------

        Leasehold improvements                                  $        41,531                         41,531
        Furniture and fixtures                                            6,692                          4,583
        Equipment                                                        35,739                         21,133
        Software                                                         10,790                          7,527
                                                                -------------------------      -------------------------

                                                                         94,752                         74,774

        Less accumulated depreciation                                   (52,429)                       (32,207)
                                                                -------------------------      -------------------------

                                                                $        42,323                         42,567
                                                                =========================      =========================


(5)       Due to Affiliate

          Amounts reported as due to an affiliate in the accompanying financial statements represented amounts owed by the Company to its President under the terms of a promissory note dated January 3, 2000. On that date, the President loaned $36,761 to the Company, with interest to be charged at a rate of 10% per annum. All amounts due under the promissory note were paid in full during year 2002.

(6)       Notes Payable

          In June of 2000, the Company entered into a borrowing agreement with Firstar Bank, N.A. ("Firstar") in order to finance its acquisition of the patented automated investment trading strategies from Netfolio, Inc. Under terms of the agreement, the Company borrowed $2,310,897, with annual interest charged at the prime rate and due monthly. On March 1, 2002, following the issuance of shares in an initial public offering, the note was repaid in full.

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

 (7)      Convertible Preferred Stock

          In June 2001, the 200,000 shares of the Company's convertible preferred stock, which had no voting rights, were converted into shares of common stock.

(8)       Adjustable Rate Preferred Stock

          On March 25, 2002, all 40,000 shares of adjustable rate preferred stock were redeemed at a price of $1.00 per share.

          Prior to redemption, holders of adjustable rate preferred stock had no voting rights and were only entitled to those dividends that were declared by the Board of Directors to be adjustable rate preferred dividends. On March 25, 2002 all shares of adjustable rate preferred stock were redeemed.

(9)       Income Taxes

          The provision for income taxes is comprised of the following for the years ended September 30, 2002 and 2001:

                                                             2002                             2001
                                                     -------------------------      -------------------------

        Current:
             Federal                             $          18,219                             --
             State                                          15,749                            800
                                                     -------------------------      -------------------------

                                                            33,968                            800
                                                     -------------------------      -------------------------

        Deferred:
             Federal                                       (17,595)                            --
             State                                          (2,100)                            --
                                                     -------------------------      -------------------------

                                                           (19,695)                            --
                                                     -------------------------      -------------------------

                                                 $          14,273                            800
                                                     =========================      =========================


          The principal reasons for the differences from the federal statutory rate of 34% are as follows:

                                                             2002                             2001
                                                     -------------------------      -------------------------

        Tax provision at statutory rate          $         109,810                         67,843
        State taxes, net of federal benefit                  9,008                            528
        Decrease in valuation allowance                   (108,675)                       (75,669)
        Other                                                4,130                          8,098

                                                     -------------------------      -------------------------

                     Income tax provision        $          14,273                            800
                                                     =========================      =========================

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2002 and 2001 are presented below:

                                                                                  2002                           2001
                                                                         -------------------------      -------------------------

        Deferred tax assets:
         Accrued compensation state tax                                    $     14,340                   $         --
         State taxes                                                              5,355                            272
         Net operating loss carryforward                                             --                        108,403
                                                                         -------------------------      -------------------------

                          Total deferred tax assets                              19,695                        108,675

        Valuation allowance                                                          --                       (108,675)
                                                                         -------------------------      -------------------------

                          Net deferred tax assets                          $     19,695                   $         --
                                                                         =========================      =========================


          As of September 30, 2002, the Company's net operating loss carryforwards were fully utilized. Company management believes it is more likely than not that deferred tax assets will be realized.



(10)      Earnings Per Share

          The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding adjusted for common stock equivalents used in the computa-tion of diluted earnings per share were as follows for the years ended September 30, 2002 and 2001, respectively.

                                                                                       Year ended September 30
                                                                         -----------------------------------------------------
                                                                                  2002                           2001
                                                                         -------------------------      ----------------------

        Weighted average common stock outstanding                             1,319,678                        816,022
        Common stock equivalents:
             Convertible preferred stock                                             --                        144,658
                                                                         -------------------------      ----------------------

                                                                              1,319,678                        960,680
                                                                         =========================      ======================

(11)      Commitments

          The Company leases office space under two non-cancelable operating leases. The first expires on December 31, 2004. The total rent expense for the years ended September 30, 2002 and 2001 was $46,806 and $33,772, respectively. The annual minimum future rental commitments under this lease as of September 30, 2002 are as follows:



                                         Year ending September 30:
                                              2003                       $       52,656
                                              2004                               52,656
                                              2005                               13,164
                                                                         -------------------------

                                                                         $      118,476
                                                                         =========================

          The second lease, which commenced in fiscal year 2002, expires May 31, 2003. The total rent expense for the year ended September 30, 2002 was $13,797. The annual minimum future rental commitment under this lease as of September 30, 2002 is as follows:

                                         Year ending September 30:
                                              2003                       $       30,360
                                              2004                                7,590

                                                                         -------------------------

                                                                         $       37,950
                                                                         =========================

          The space available in Suite #150 temporarily exceeds current requirements; therefore, in an effort to reduce rent expense, two month-to-month sub-leases have been entered into with a small local firm and the former lessee. The combined sublease payments are $800.00 per month.

(12)      Stock Options

          On May 2, 2001, the Company established an incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The compensation committee of the Board of Directors will have the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals triggering the exercisability of options or the payment of performance awards, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 50,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

          The Company has reserved up to 488,480 options for shares of the Company's common stock. An aggregate of 85,500 options were granted to certain employees, executive officers, and directors of the Company following the sale of a minimum number of shares (under the registration statement) on February 28, 2002. Subsequent to February 28, 2002 and as of September 30, 2002, one employee left the Company, relinquishing 3,500 options by failure to exercise the options in a timely manner under the terms of the plan, and two new employees were hired, each granted 3,500 options, resulting in total options outstanding as of September 30, 2002, of 89,000. These options were fully vested upon the grant, and have an exercise price of $10 per share.

          The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company applied SFAS No. 123, "Accounting for Stock

          Based Compensation", and recorded compensation expense based on the fair value of the options granted, the Company would have had net earnings of $169,890, or $.13 per share, based on the fair value of the options as determined using an option pricing model with an assumed risk free interest rate of 3.8%, an assumed dividend yield of zero, and an expected life of 5 years.

(13)      Registration Filing

          On November 29, 2001 the Company filed a Registration Statement on Form SB-2, which provided for the offering of between 450,000 and 900,000 shares of the Company's common stock. As of May 31, 2002, the offering was closed and 574,722 shares had been sold by Hennessy Advisors, Inc., at a price of $10.00 per share.

          The following table sets forth information about the offering and shares sold. Ten percent of all shares sold were supplied from shares owned by Neil J. Hennessy, our Chairman and Chief Executive officer:


                                                                                              Amount Sold
                                                No. of                                       through May 31,
                                                Shares              Aggregate               2002 Registered At
                                              Registered          Offering Price             $10.00 Per share
                                            --------------------------------------------------------------------
          Hennessy Advisors, Inc.               900,000             $9,000,000                   $5,747,220
          Neil J. Hennessy                      100,000             $1,000,000                     $638,580


          Total offering expenses incurred were $354,255, consisting primarily of legal and accounting fees. There were no underwriting discounts or commissions, as shares were offered by officers of the Company.

          The net offering proceeds reflecting shares sold less offering expenses recorded were $5,392,965. Net proceeds of the offering were allocated as follows:


             o   $1,975,000 to repay the note and accrued interest to Netfolio.

             o   $1,840,159 to repay the note to Firstar Bank.

             o $40,000 to redeem the adjustable preferred stock held by the Chairman and Chief Executive Officer, Neil J. Hennessy and his brother, Brian Hennessy, who is a Director of the Company and who owned approximately 5.22% of the common stock before the offering.

          The remaining net proceeds of $1,537,806 were invested in a money market account, to be used for working capital and to finance business growth.


(14)      New Accounting Pronouncements

          In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets acquired before June 30, 2001 that have definite useful lives will continue to be amortized over their useful lives. The Company considers the management contracts acquired in connection with the Netfolio transactions to be intangible assets with an indefinite life. The Company intends to fully implement the provisions of SFAS 142 on October 1, 2002 at which time it will cease amortization on these intangible assets. This change is expected to result in a reduction of annual amortization expense to the Company of $279,390.

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There have been no changes in accounting firms nor disagreements between the management of Hennessy Advisors, Inc. and their accounting firm regarding matters requiring disclosure.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND OFFICERS

            Under Section 16(a) of the Securities Exchange Act, each officer, director or 10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company stock within two business days after the date of the acquisition unless certain exceptions apply. Generally, transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year. To the Company's knowledge, based solely on a review of the copies of the reports furnished to it and written representations that no other reports were required, during the Company's 2002 fiscal year, the Company's officers, directors and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

Directors and Executive Officers as of September 30, 2002 are as follows:

Name                          Age         Position
----                          ---         --------

Neil J. Hennessy               46         President, Chief Executive Officer
                                          and Chairman
Teresa M. Nilsen               36         Executive Vice President, CFO,
                                          Secretary and Director
Daniel B. Steadman             46         Executive Vice President and Director
Brian A. Hennessy              49         Director
Rodger Offenbach               51         Director
Daniel G. Libarle              61         Director
Thomas L. Seavey               55         Director
Henry Hansel                   54         Director

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

            Neil J. Hennessy has served as Director and President of Hennessy Advisors, Inc. since 1989, as President and Investment Manager of The Hennessy Funds, Inc. since 1996 and as Director and President of Hennessy Mutual Funds, Inc. since 2000. He is the Portfolio Manager to four no-load mutual funds. Mr. Hennessy started his financial career over 22 years ago as a broker at Paine Webber. He subsequently moved to Hambrecht & Quist and later returned to Paine Webber. Mr. Hennessy has served as an expert witness to the securities industry since 1989, and has heard approximately four-hundred and fifty cases to date in which he has prepared, reviewed, consulted, and evaluated securities sensitive issues. Mr. Hennessy served as the Co-Chairman of the National Association of Securities Dealer Business Conduct Committee District 1 from 1987 to 1989 and Chairman in 1994. Mr. Hennessy is the brother of Dr. Brian A. Hennessy.

            Teresa M. Nilsen has served as Director, Executive Vice President and Secretary of Hennessy Advisors, Inc. since 1989, as Executive Vice President and Secretary of The Hennessy Funds, Inc. since 1996 and as Executive Vice President and Secretary of Hennessy Mutual Funds, Inc. since 2000. Ms. Nilsen has worked in the securities industry for over 14 years. Ms. Nilsen graduated with a bachelor's degree in economics from the University of California, Davis, in 1987.

            Daniel B. Steadman has served as Director and Executive Vice President of Hennessy Advisors, Inc. since 2000, as Executive Vice President of The Hennessy Funds, Inc. since 2000 and as Executive Vice President of Hennessy Mutual Funds, Inc. since 2000. Mr. Steadman has been in the financial services industry for over 25 years, serving as Vice President of WestAmerica Bank from 1995 through 2000, Vice President and an organizing officer of Novato National Bank from 1984 through 1995, Assistant Vice President and Manager of Bank of Marin from 1980 through 1984, and Banking Services Officer of Wells Fargo Bank from 1974 through 1980.

            Brian A. Hennessy has served as Director of Hennessy Advisors, Inc. since 1989, as Director of The Hennessy Funds, Inc. since 1996, and as Director of Hennessy Mutual Funds, Inc. since 2000. Dr. Hennessy has been a self-employed dentist for more than twenty years. Dr. Hennessy is the brother of our chairman, Neil J. Hennessy. Dr. Hennessy attended the University of San Francisco where he earned a B.S. in Biology in 1975. Dr. Hennessy received his D.D.S. from the University of the Pacific in 1980.

            Rodger Offenbach has served as a Director of Hennessy Advisors, Inc. since 2001 and a Director of The Hennessy Funds, Inc. since 1996. Mr. Offenbach attended California State University, Chico where he received a B.S. in Business Administration in 1972. Mr. Offenbach has been the owner of Ray's Catering and Marin-Sonoma Picnics since 1973.

            Daniel G. Libarle has been a Director of Hennessy Advisors, Inc. since 2001. Mr. Libarle attended the University of Oregon and San Jose State University, where he graduated in 1963 with a B.A. in Economics. Mr. Libarle is the owner and President of Lace House Linen, Inc. and is a founding Director and Chairman of the Board of Directors for Bank of Petaluma. Mr. Libarle is currently a Director of Greater Bay Bancorp and serves on the bank's Audit Committee.

            Thomas L. Seavey has served as a Director of Hennessy Advisors, Inc. since 2001. Mr. Seavey graduated from Western Michigan University with a B.A. in English and History in 1969. For the majority of Mr. Seavey's business career, he has been involved in the sales and marketing of athletic and leisure products, as well as marketing professional athletes. Mr. Seavey spent 12 years at Nike as Head Agent for Sales in the Midwest, as well as California, and spent three years at International Management Group as the Vice President of Products. While employed at Nike, Mr. Seavey formed a family business selling sport and leisure products in 1980, and formally took over the management of that company in 1993, selling half the interest in it in 1998. Mr. Seavey is currently managing Continental Sports Group (formerly Seavey Corp.)

            Henry Hansel has served as a Director of Hennessy Advisors, Inc. since 2001. Mr. Hansel attended the University of Santa Clara where he graduated in 1970 with a B.S. in Economics. He is President of The Hansel Dealer Group, which includes 7 automobile dealerships. Mr. Hansel is a founding Director of the Bank of Petaluma.


ITEM 10. EXECUTIVE COMPENSATION

            The following table summarizes the compensation paid or accrued for services rendered for the year ended September 30, 2002, to our Chief Executive Officer, Neil J. Hennessy. No other executive officer received compensation in excess of $100,000 in 2002:

                                                                Annual Compensation
                                                                                                            Long-term Compensation
                                                                                     All Other                Awards - Securities
Name and Principal Position                Year       Salary        Bonus        Annual Compensation          Underlying Options
---------------------------                ----       ------        -----        -------------------          ------------------

Neil J. Hennessy, Chief                    2002      $ 156,500     $36,000           $ 4,233(1)                       7,500
  Executive Officer..................
                                           2001      $ 135,468        $0             $ 6,950(2)                        0


(1) auto allowance
(2) auto allowance & health club membership


        Stock Option grants to each of the named executive officers above during the fiscal year ended September 30, 2002 were as follows:

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)
---------------------------------------------------------------------------------------------------------------------
                               Number of
                               Securities
                               Underlying            Percent of Total            Exercise
                               Options/            Options/SARs Granted            Or
                                 SARs                To Employees In            Base Price           Expiration
     Name                       Granted                Fiscal Year                ($/Sh)                Date
---------------------------------------------------------------------------------------------------------------------
Neil J. Hennessy, Chief
  Executive Officer              7,500                    8.1%                     $10.00              2/28/2012

            As shown in the following table, there have been no stock options exercised by executive officers during the fiscal year ended September 30, 2002:

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

------------------------------------------------------------------------------------------------------------------------------------
               Name                   Number of          Value           Number Of Unexercised             Value Of Unexercised
                                        Shares          Realized         Securities Underlying           In-The-Money Options/SARs
                                     Acquired On                            Options/SARs At                    At FY-End ($)
                                       Exercise                                FY-End (#)                Exercisable/Unexercisable
                                                                       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Neil J. Hennessy,
Chief Executive Officer                  None                                   7,500/0                             0/0


Employment Agreements

            Neil J. Hennessy has entered into an employment agreement relating to his service as Chairman of the Board of Directors and Chief Executive Officer and as Chief Investment Officer and Portfolio Manager for our mutual funds, effective at the completion of our initial public offering. Under the employment agreement, Mr. Hennessy is responsible for managing or overseeing the management of our mutual funds, attracting mutual fund accounts, attracting or managing accounts for high net worth individuals or retirement accounts or otherwise generating revenues. Mr. Hennessy receives an annual salary of $180,000 plus a car, insurance, and any other benefit that other employees receive. In addition to his base compensation, Mr. Hennessy will receive an incentive-based management fee in the amount of 10% of our pre-tax profit, if any, as computed for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America. The term of the employment agreement extends through the year 2006. The agreement can only be modified with the consent of our Board of Directors.

Director Compensation

            Outside members of the Board of Directors of Hennessey Advisors, Inc. have not been compensated in cash for their services during the fiscal year ended September 30, 2002. Outside Directors have been granted 10,000 stock options each under the Company's incentive plan, effective February 28, 2002.

            Effective October 1, 2002, Outside Directors will be compensated in cash for their participation in board meetings ($750.00 per meeting, 5 meetings annually) and committee meetings ($250.00 per meeting, 2 committees, 4 meetings annually).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following table sets forth, as of September 30, 2002, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to Hennessy Advisors, Inc. to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership(1)
----------------------------------   -------------------------------------------


Neil J. Hennessy                                      655,322
750 Grant Ave, Novato, CA 94945
40.1%


DIRECTORS OF THE CORPORATION

Name of Beneficial Owners/            Number of Common Shares Beneficially Owned
Percentage of Ownership(1)
----------------------------------   -------------------------------------------

Neil Hennessy
750 Grant Ave, Novato, CA 94945                       655,322
40.1%

Teresa Nilsen
750 Grant Ave, Novato, CA 94945                        27,600
1.7%

Dan Steadman
750 Grant Ave, Novato, CA 94945                        10,000
0.6%

Henry Hansel
750 Grant Ave, Novato, CA 94945                        35,000
2.1%

Brian Hennessy
750 Grant Ave, Novato, CA 94945                        69,500
4.2%

Dan Libarle
750 Grant Ave, Novato, CA 94945                        15,000
0.9%

Rodger Offenbach
750 Grant Ave, Novato, CA 94945                        20,170
1.2%

Thomas Seavey
750 Grant Ave, Novato, CA 94945                        15,000
0.9%

OFFICERS OF THE CORPORATION

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership(1)
----------------------------------   -------------------------------------------


Neil J. Hennessy, President and CEO                  655,322
40.1%

Teresa M. Nilsen, EVP, CFO and Secretary              27,600
1.7%

Dan Steadman, EVP                                     10,000
0.6%



DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership(1)
----------------------------------   -------------------------------------------

Directors and Officers                               847,592
49.4%




(1) Total common shares beneficially owned include 1,626,142 shares issued and outstanding, plus 89,000 stock option grants (fully vested and exercisable), for a total of 1,715,142 shares, as of September 30, 2002.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            There have been no transactions of more than $60,000 between Hennessy Advisors, Inc. and any shareholder, director or executive officer during the last two year period ending September 30, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.1* Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P.

     3.1*    Amended and Restated Articles of Incorporation


    10.1* Management Agreement, dated June 30, 2000, between Registrant and Hennessy Mutual Funds, Inc.

    10.2* Investment Advisory Agreement, dated July 1, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., L.P.

    10.3* Investment Advisory Agreement, dated June 30, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., 2, L.P.

    10.4*    Hennessy Advisors, Inc. 2001 Omnibus Plan**

    10.4(a)* Form of Option Award Agreement**

    10.5*    Employment Agreement of Neil J. Hennessy**


    23.2     Consent of KPMG LLP

    99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

    99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350




Note:
 * = incorporated by reference from the Company's Form SB-2 registration statement (SEC File No. 333-66970)

**   = management contract or compensatory plan or arrangement





(b) Reports on Form 8-K

      None

ITEM 14.  CONTROLS AND PROCEDURES


          Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.
(Registrant)

By:  /s/ Neil J. Hennessy              Dated:  December 26, 2002
   -------------------------
   Neil J. Hennessy
   Chief Executive Officer and President
   (As a duly authorized Officer on behalf of the Registrant and as Principal
    Executive Officer and Chairman of the Board of Directors)

By:  /s/ Teresa M. Nilsen              Dated:  December 26, 2002
   -------------------------
   Teresa M. Nilsen
   Chief Financial Officer, Secretary and Director


By:  /s/ Daniel B. Steadman            Dated:  December 26, 2002
   -------------------------
   Daniel B. Steadman
   Executive Vice President and Director


By:  /s/  Ralph A. Hayward             Dated:  December 26, 2002
   -------------------------
   Ralph A. Hayward
   Controller


By:  /s/  Daniel G. Libarle            Dated:  December 26, 2002
   -------------------------
   Daniel G. Libarle
   Director


By:  /s/  Thomas L. Seavey             Dated:  December 26, 2002
   -------------------------
   Thomas L. Seavey
   Director


By:  /s/  Henry Hansel                 Dated:  December 26, 2002
   -------------------------
   Henry Hansel
   Director


By:  /s/  Brian A. Hennessy            Dated:  December 26, 2002
   -------------------------
   Brian A. Hennessy
   Director


By:  /s/  Rodger Offenbach             Dated:  December 26, 2002
   -------------------------
   Rodger Offenbach
   Director

CERTIFICATIONS

                WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER

I, Neil J. Hennessy, Chief Executive Officer and President of Hennessy Advisors, Inc., certify that:

1) I have reviewed this annual report on Form 10-KSB of Hennessy Advisors, Inc. for the fiscal year ended September 30, 2002.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within Hennessy Advisors, Inc., particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and,

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Neil J. Hennessy                                    Date:  December 26, 2002
-------------------------------------------------------
Neil J. Hennessy, Chief Executive Officer and President
Hennessy Advisors, Inc.

CERTIFICATIONS

                WRITTEN STATEMENT OF THE CHIEF FINANCIAL OFFICER

I, Teresa M. Nilsen, Chief Financial Officer of Hennessy Advisors, Inc., certify that:

1) I have reviewed this annual report on Form 10-KSB of Hennessy Advisors, Inc. for the fiscal year ended September 30, 2002.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within Hennessy Advisors, Inc., particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and,

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Teresa M. Nilsen                                    Date:  December 26, 2002
------------------------------------------------------------
Teresa M. Nilsen, Chief Financial Officer

                            Hennessy Advisors, Inc.

                                  Exhibit Index




     2.1* Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P.

     3.1*    Amended and Restated Articles of Incorporation


    10.1* Management Agreement, dated June 30, 2000, between Registrant and Hennessy Mutual Funds, Inc.

    10.2* Investment Advisory Agreement, dated July 1, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., L.P.

    10.3* Investment Advisory Agreement, dated June 30, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., 2, L.P.

    10.4*    Hennessy Advisors, Inc. 2001 Omnibus Plan**

    10.4(a)* Form of Option Award Agreement**

    10.5*    Employment Agreement of Neil J. Hennessy**

    23.2     Consent of KPMG LLP

    99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

    99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350




Note:
 * = incorporated by reference from the Company's Form SB-2 registration statement (SEC File No. 333-66970)

**   = management contract or compensatory plan or arrangement