Form 10QSB
period 2002-12-31
HENNESSY ADVISORS INC
filed 2003-02-06
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ___.

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2002 was 1,626,142.

Transitional Small Business Disclosure Format:     Yes ____; No X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.          Financial Information

Item 1.          Financial Statements

                 Balance Sheets as of December 31, 2002 and
                 September 30, 2002                                           3


                 Statements of Operations for the three months
                 ended December 31, 2002 and 2001                             4


                 Statements of Changes in Stockholders' Equity                5
                 for the three monthsended December 31, 2002

                 Statements of Cash Flows for the three months                6
                 ended December 31,2002 and 2001

                 Notes to Condensed Financial Statements                      7

Item 2.          Management's Discussion and Analysis                        10

Item 3.          Controls and Procedures                                     14

PART II.         Other Information and Signatures                            14

Item 6.          Exhibits and Reports on Form 8-K                            14

Signatures                                                                   15

Certifications                                                               16

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                    December 31, 2002 and September 30, 2002


                                                                                   December 31             September 30
Assets                                                                                 2002                    2002
                                                                                       ----                    ----

Cash and cash equivalents                                                       $       2,326,059      $        2,097,059
Investments in marketable securities, at fair value                                         4,158                   3,830
Investment fee income receivable                                                          349,010                 230,019
Expert witness fees receivable                                                              5,000                  21,745
Management contracts acquired, net of accumulated amortization
of $628,627                                                                             4,480,888               4,480,888
Property and equipment, net of accumulated depreciation
of $57,699 and $52,429                                                                     39,222                  42,323
Other assets                                                                               46,993                  57,150

                                                                                  ----------------       -----------------

              Total assets                                                      $       7,251,330      $        6,933,014
                                                                                  ================       =================

Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                        $         137,208      $          125,216
Income taxes payable                                                                      109,527                  33,168

                                                                                  ----------------       -----------------

              Total liabilities                                                           246,735                 158,384
                                                                                  ----------------       -----------------

Stockholders' equity:
Adjustable rate prefered stock, $25 stated value,  5,000,000 shares
    authorized: zero shares issued and outstanding                                              -                       -
Common stock, no par value, 15,000,000 shares authorized:
   1,626,142 and 960,680 shares issued and outstanding at December 31, 2002
    and  September 30, 2002, respectively                                               6,788,205               6,788,205
Additional paid-in capital                                                                 24,008                  24,008
Retained earnings (accumulated deficit)                                                   192,382                 (37,583)

                                                                                  ----------------       -----------------
              Total stockholders' equity                                                7,004,595               6,774,630
                                                                                  ----------------       -----------------

              Total liabilities & stockholders' equity                          $       7,251,330      $        6,933,014
                                                                                  ================       =================



            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Operations
                  Three Months Ended December 31, 2002 and 2001



                                                           2002             2001
                                                           ----             ----
             Income
                 Investment fee income                    $ 940,090        $ 358,537
                 Expert witness fees                          7,150           44,293
                 Other Income                                 7,915              836

                                                       -------------    -------------
                            Total income                    955,155          403,666
                                                       -------------    -------------

             Expenses
                 Compensation and benefits                  293,350          137,198
                 General and administrative                 173,598           40,939
                 Mutual fund distribution                   144,114           64,538
                 Amoritization and depreciation               5,270           74,081
                 Interest                                         0          106,487

                                                       -------------    -------------
                            Total expenses                  616,332          423,243
                                                       -------------    -------------

             Income (loss) before income tax expense        338,823          (19,577)
                                                       -------------    -------------

             Income tax expense                             108,858              200
                                                       -------------    -------------


                            Net income (loss)             $ 229,965        $ (19,777)
                                                       =============    =============


             Basic earnings (loss) per share              $    0.14        $   (0.02)
                                                       =============    =============
             .
             Diluted earnings (loss) per share            $    0.14        $   (0.02)
                                                       =============    =============




            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2002


                                                                                  Retained
                                                                    Additional    Earnings        Total
                                          Common        Common       Paid-in    (Accumulated   Stockholder's
                                          Shares         Stock       Capital      Deficit)        Equity
                                          ------         -----       -------      --------        ------

Balances as of September 30, 2002        1,626,142    $ 6,788,205    $ 24,008    $ (37,583)     $ 6,774,630

Net earnings for the three months
  ended December 31, 2002                                                          229,965          229,965


                                     -----------------------------------------------------------------------
Balances as of December 31, 2002         1,626,142    $ 6,788,205    $ 24,008    $ 192,382      $ 7,004,595
                                     =======================================================================




            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                  Three Months Ended December 31, 2002 and 2001

                                                                                     2002               2001
                                                                                 --------------     --------------
Cash flows from operating activities:
      Net earnings (loss)                                                        $   229,965          $ (19,777)
      Adjustments to reconcile net earnings to net cash
       provided by operating activities:
                 Depreciation and amortization                                         5,270             74,081
                 Unrealized (gains) losses on marketable securities                     (293)                19

                 (Increase) decrease in operating assets:
                            Investment fee income receivable                        (118,991)           (14,094)
                            Expert witness fees receivable                            16,745            (10,533)
                            Other assets                                              10,157             16,411
                 Increase in operating liabilities:
                            Accrued liabilities and accounts payable                  11,992            187,512
                            Income taxes payable                                      76,359                  -

                                                                               --------------     --------------
                                 Net cash provided by operating activities           231,204            233,619
                                                                               --------------     --------------

Cash flows (used in) provided by investing activities:

      Purchases of property and equipment                                             (2,169)            (4,668)
      Purchases of investments                                                           (35)              (132)
      Sales of investments                                                                 -              1,726
                                                                               --------------     --------------

                                 Net cash used in investing activities                (2,204)            (3,074)
                                                                               --------------     --------------

Cash flows used in financing activities:

      Deferred offering costs                                                              -           (110,134)
      Repayment of note payable                                                            -           (128,783)

                                                                               --------------     --------------
                                 Net cash used in financing activities                     -           (238,917)
                                                                               --------------     --------------


Net increase (decrease)  in cash and cash equivalents                                229,000             (8,372)

Cash and cash equivalents at the beginning of the period                           2,097,059             28,162
                                                                               --------------     --------------

Cash and cash equivalents at the end of the period                               $ 2,326,059          $  19,790
                                                                               ==============     ==============

Supplemental disclosures of cash flow information:
      Interest paid                                                              $         -          $  18,786
                                                                               ==============     ==============

      Taxes paid                                                                 $    33,168          $     800
                                                                               ==============     ==============


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended December 31, 2002, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2003. For additional information, refer to the financial statements for the fiscal year ended September 30, 2002, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 27, 2002.

         The operating activities of the Company consist primarily of providing investment management services to four open-end mutual funds (the "Hennessy Funds"). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, and the Hennessy Total Return Fund.


Management Contracts

         Hennessy Advisors, Inc. has management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and Total Return Fund and with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund.

         The Hennessy management agreements, were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc., at their meeting on March 5, 2002 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Mutual Funds (either by the Board of Directors or by vote of a majority of the outstanding voting securities of that Fund) or by Hennessy Advisors, upon 60 days' prior written notice.

         Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary and without contractual obligation, may voluntarily waive its management fee or subsidize other Fund expenses.

Investment Fee Income

         Advisory and Shareholder Service fees, which comprise investment fee income, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. Effective March 1, 2002 the Company was entitled to charge an annual rate of 0.60% of the average daily net assets for advisory services performed for the Hennessy Balanced Fund and Hennessy Total Return Fund.

         Effective October 1, 2002, the Board of directors of Hennessy Mutual Funds, Inc. authorized an additional monthly fee for shareholder support services provided to the Cornerstone Growth and Cornerstone Value Fund, at an annual rate of 0.1% of average daily net assets.


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

Earnings(Loss)per Share

         Basic earnings (loss) per share is determined by dividing net earnings
(loss) by the weighted average number of shares of common stock outstanding, while diluted earnings (loss) per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. As of December 31, 2002 the only common stock equivalents outstanding were 89,000 stock options but there was no impact on earnings per share.

         The weighted average common shares outstanding used in the calculation of basic earnings per share and the weighted average common shares outstanding, adjusted for common stock equivalents used in the computation of diluted earnings per share, were as follows for the three months ended December 31, 2002 and 2001:

                                                                     Three Months Ended
                                                        -------------------------------------------
                                                                  December 31, 2002 and 2001
                                                        -------------------------------------------

                                                                2002                     2001
                                                        -------------------       -----------------
              Weighted average common
              stock outstanding                               1,626,142                 960,680

              Common stock equivalents                            5,502                       -
                                                        ----------------          -----------------
                                                              1,631,644                 960,680
                                                        ================          =================

Accounting Pronouncements

         In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, "Intangible Assets". Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested at least annually for impairment. The Company considers our mutual fund management contracts to be intangible assets with an indefinite life. The Company fully implemented the provisions of SFAS 142 on October 1, 2002, at which time amortization on these intangible assets ceased. This change is expected to result in a reduction of annual amortization expense to the Company of $279,390. Impairment analysis of our management contract asset is performed quarterly, and as of December 31, 2002, there was no impairment.

         The impact of adoption of SFAS 142 on earnings per share when comparing the quarters ended December 31, 2002 and 2001, was as follows:

                                                                                              Basic and Diluted
                                                                                     ----------------------------------
                                                                                        Net Income           EPS
                                                                                     -----------------   --------------
Quarter ended December 31, 2002
-----------------------------------------------------

Net Income                                                                              $     229,965      $      0.14
Add back management contract amortization, net of tax                                               -                -
                                                                                     -----------------   --------------
Adjusted net income                                                                     $     229,965      $      0.14
                                                                                     =================   ==============

Quarter ended December 31, 2001
-----------------------------------------------------

Net Income                                                                              $     (19,777)     $     (0.02)
Add back management contract amortization, net of tax                                          41,909             0.04
                                                                                     -----------------   --------------
Adjusted net income                                                                     $      22,132      $      0.02
                                                                                     =================   ==============

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

         On December 2, 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148 to amend SFAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of voluntary transition to the fair value based method of accounting for stock-based employee compensation. The company intends to continue to apply APB 25 in the accounting for its stock options, while providing supplemental disclosure under the requirements of SFAS 123, as amended by SFAS 148.



                  Item 2. Management's Discussion and Analysis


Overview and General Industry Conditions

         Our primary sources of revenue are investment fees derived from managing our four mutual funds. Advisory services include investment research, supervision of investments, conducting clients' investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. Shareholder services primarily include providing a call center to respond to shareholder inquiries, including specific mutual fund account information.

         Investment advisory fees and shareholder service fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $518 million as of December 31, 2002, of which $494 million were mutual fund assets. Approximately 98% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the three months ended December 31, 2002.

         Neil J. Hennessy, our Chief Executive Officer, President and Chairman of the Board served as expert witness and mediator in securities cases in the past, and has continued as a mediator on a limited basis this quarter. Mr. Hennessy expects to further limit his mediation activities to devote more time to managing the investment advisory business of Hennessy Advisors, Inc., resulting in significant reduction of revenue from these activities compared to prior periods.

         The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all four Mutual

Funds. As of December 31, 2002 the management contracts acquired asset had a net balance of $4,480,888, unchanged from the balance at September 30, 2002.

Results of Operations

         The following table reflects items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended December 31, 2002 and 2001:

                                                              2002                    2001
                                                --------------------------------------------------------------------------
                                                                      Percentage                         Percentage
                                                                       of Total                           of Total
                                                     Amounts           Revenue         Amounts            Revenue
Revenue:
Investment fee income                             $    940,090           98.5%       $  358,537             88.8%
Expert witness fees                                      7,150            0.7            44,293             11.0
Other income                                             7,915            0.8               836              0.2
                                                --------------------------------------------------------------------------
  Total Revenue                                        955,155          100.0           403,666            100.0
                                                --------------------------------------------------------------------------

Operating Expenses:
Compensation and benefits                              293,350           30.7           137,198             34.0
General and administrative                             173,598           18.2            40,939             10.1
Mutual fund distribution expenses                      144,114           15.1            64,538             16.0
Amortization and depreciation                            5,270            0.5            74,081             18.3
Interest                                                     -              -           106,487             26.4
                                                --------------------------------------------------------------------------
  Total operating expenses                             616,332           64.5           423,243            104.8
                                                --------------------------------------------------------------------------

Income (loss) before income taxes                      338,823           35.5           (19,577)            (4.8)

Income taxes                                           108,858           11.4               200             (0.1)

                                                --------------------------------------------------------------------------
  Net income (loss)                               $    229,965           24.1%       $  (19,777)            (4.9)%
                                                ==========================================================================



Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001:

         Total revenue increased $551,489 in the three months ended December 31, 2002, from $403,666 in the same period of 2001, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows. Investment fee income increased $581,553 in the three months ended December 31, 2002, from $358,537 in the prior comparable period. Shareholder Service fees comprised $108,752 of the increase in investment fees or 18.7%.

         Expert witness fees in the three months ended December 31, 2002, decreased $37,143 from $44,293 in the three months ended December 31, 2001. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, to devote the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $193,089 or 45.6%, in the three months ended December 31, 2002, from $423,243 in the same period of 2001. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 64.5% in the three months ended December 31, 2002, compared to 104.8% in the prior comparable period.

         Compensation and benefits increased $156,152 or 113.8%, in the three months ended December 31, 2002, from $137,198 in the prior comparable period. The increase resulted from adjustment of Mr. Hennessy's monthly compensation under his employment contract; the net addition of one employee; and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 30.7% for the three months ended December 31, 2002, compared to 34.0% in the prior comparable period.

         General and administrative expense increased $132,659 or 324.0%, in the three months ended December 31, 2002, from $40,939 in the three months ended December 31, 2001, due to increases in public relations, insurance, business development, accounting and legal fees, rent, printing, and outside director's fees. As a percentage of total revenue, general and administrative expense increased to 18.2% in the three months ended December 31, 2002, from 10.1% in the prior comparable period.

         Mutual fund distribution expenses increased $79,576 or 123.3%, in the three months ended December 31, 2002, from $64,538 in the three months ended December 31, 2001. As a percentage of total revenue, distribution expenses decreased to 15.1% for the three months ended December 31, 2002, compared to 16.0% in the prior comparable period. These expenses represent "no transaction fee" programs through which our mutual fund shares are distributed. The expenses are highly leveraged in terms of producing revenue, and expansion of "NTF" programs continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense decreased $68,811 or 92.9% in the three months ended December 31, 2002, from $74,081 for the three months ended December 31, 2001, due to discontinuance (for book purposes) of amortization of management contract assets accounted for under the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Amortization for tax purposes will be continued however, in accordance with regulations of the Internal Revenue Service.

         Interest expense was zero in the three months ended December 31, 2002, compared to $106,487 in the comparable prior period, reflecting payment in full of the notes due Netfolio and Firstar Bank in March 2002.

         Income tax expense increased $108,658 for the three months ended December 31, 2002, compared to $200 in the prior period, due to significant income generation in the current quarter, and full use of prior period loss carryforward balances in fiscal year 2002. Federal and California State income tax rates (34% and 8.8% respectively) were used in the computation of income tax provisions, after allowing for deductible amortization of management contracts. The resulting combined effective tax rate was 32.1%.

         Net income increased $249,742 to $229,965 in the three months ended December 31, 2002, compared to a loss of $19,777 in the prior comparable period, as a result of the factors discussed above.



Liquidity and Capital Resources

         As of December 31, 2002, Hennessy Advisors, Inc. had cash and cash equivalents of $2,326,059.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $4,520,110 as of December 31, 2002, remaining assets of $2,731,220 are very liquid, consisting primarily of cash, and receivables derived from mutual fund asset management activities. Total assets as of December 31, 2002 were $7,251,330, compared to $6,933,014 at September 30, 2002, an increase of 4.6%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of December 31, 2002, will be sufficient to fund its operations for the foreseeable future. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, management may need to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.



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

         Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates and competitive conditions, industry regulation, among others. Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations can occur in our revenue and resulting net income from period to period. These risk factors are described in more detail in the "Risk Factors" section of the Company's Annual Report, filed on Form 10-KSB with the U.S. Securities and Exchange Commission on December 27, 2002.

                         Item 3. Controls and Procedures



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



                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for items 1 through 5.




Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits


             Exhibit 99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350



             Exhibit 99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350



         (b) Reports on Form 8-K

             Hennessy Advisors, Inc. did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        HENNESSY ADVISORS, INC.



Date:  February 6, 2003                 By: /s/ Teresa M. Nilsen
                                            ------------------------------------
                                            Teresa M. Nilsen, Executive Vice
                                            President, Chief Financial Officer
                                            and Secretary

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Neil J. Hennessy, Chief Executive Officer and President of Hennessy Advisors, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Hennessy Advisors, Inc. for the quarter ended December 31, 2002.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within Hennessy Advisors, Inc., particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and,

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Neil J. Hennessy                                    Date:  February 6, 2003
--------------------------------------------
Neil J. Hennessy, Chief Executive Officer and President
Hennessy Advisors, Inc.

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


I, Teresa M. Nilsen, Chief Financial Officer of Hennessy Advisors, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Hennessy Advisors, Inc. for the quarter ended December 31, 2002.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within Hennessy Advisors, Inc., particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and,

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Teresa M. Nilsen                                    Date:  February 6, 2003
--------------------------------------------
Teresa M. Nilsen, Chief Financial Officer
Hennessy Advisors, Inc.

                                  EXHIBIT INDEX



         Exhibit 99.1 Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C.ss.1350



         Exhibit 99.2 Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C.ss.1350