Form 10QSB
period 2003-03-31
HENNESSY ADVISORS INC
filed 2003-05-14
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                        Commission File Number 000-49872


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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003 was 1,626,142.

Transitional Small Business Disclosure Format:     Yes ___;   No     X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.      Financial Information

Item 1.      Financial Statements

             Balance Sheets as of March 31, 2003 and
             September 30, 2002                                               3

             Statements of Operations for the three and six
             months ended March 31, 2003 and 2002                             4

             Statement of Changes in Stockholders' Equity
             for the six months ended March 31, 2003                          5


             Statements of Cash Flow for the six months
             ended March 31, 2003 and 2002                                    6


             Notes to Condensed Financial Statements                          7

Item 2.      Management's Discussion and Analysis                            11

Item 3.      Controls and Procedures                                         17

PART II.     Other Information and Signatures                                18

Item 4.      Submission of Matters to a Vote of Security                     18
             Holders

Item 6.      Exhibits and Reports on Form 8-K                                18

Signatures                                                                   19

Certifications                                                               20

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                      March 31, 2003 and September 30, 2002

                                                                                  March 31           September 30
Assets                                                                              2003                 2002
                                                                                    ----                 ----

Cash and cash equivalents                                                    $       2,568,997   $        2,097,059
Investments in marketable securities, at fair value                                      3,981                3,830
Investment fee income receivable                                                       337,273              230,019
Expert witness fees receivable                                                               -               21,745
Management contracts acquired, net of accumulated amortization
of $628,627                                                                          4,480,888            4,480,888
Property and equipment, net of accumulated depreciation
of $63,323 and $52,429                                                                  45,190               42,323
Other assets                                                                            38,550               57,150

                                                                               ----------------    -----------------

              Total assets                                                   $       7,474,879   $        6,933,014
                                                                               ================    =================

Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                     $         219,581   $          125,216
Income taxes payable                                                                     4,177               33,168
Deferred income tax liability                                                           82,068                    -
                                                                               ----------------    -----------------

              Total liabilities                                                        305,826              158,384
                                                                               ----------------    -----------------

Stockholders' equity:
Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
    authorized: zero shares issued and outstanding                                           -                    -
Common stock, no par value, 15,000,000 shares authorized:
   1,626,142 shares issued and outstanding at March 31, 2003
    and  September 30, 2002                                                          6,788,205            6,788,205
Additional paid-in capital                                                              24,008               24,008
Retained earnings (accumulated deficit)                                                356,840              (37,583)

                                                                               ----------------    -----------------
              Total stockholders' equity                                             7,169,053            6,774,630
                                                                               ----------------    -----------------

              Total liabilities & stockholders' equity                       $       7,474,879   $        6,933,014
                                                                               ================    =================



            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Operations
                   Three Months Ended March 31, 2003 and 2002,
                  and Six Months Ended March 31, 2003 and 2002

                                                  Three Months Ended          Six Months Ended
                                                       March 31                   March 31
                                                 2003         2002          2003           2002
                                                 ----         ----          ----           ----
Income
           Investment advisor fees             $ 886,582     $380,430     $ 1,717,920    $ 738,967
           Shareholder service fees              115,499            -         224,251            -
           Expert witness fees                         -       41,183           7,150       85,476
           Gain on repayment of debt                   -       90,214               -       90,214
           Other Income                            6,458        9,633          14,373       10,469

                                              -----------   ----------  --------------  -----------
                     Total income              1,008,539      521,460       1,963,694      925,126
                                              -----------   ----------  --------------  -----------

Expenses
           Compensation and benefits             299,943      145,934         593,293      283,132
           General and administrative            182,460       80,262         356,058      121,201
           Mutual fund distribution              178,691       53,209         322,805      117,747
           Amoritization and depreciation          5,625       74,081          10,895      148,162
           Interest                                    -       70,718               -      177,205

                                              -----------   ----------  --------------  -----------
                     Total expenses              666,719      424,204       1,283,051      847,447
                                              -----------   ----------  --------------  -----------


Income before income tax expense                 341,820       97,256         680,643       77,679
                                              -----------   ----------  --------------  -----------

Income tax expense                               177,362          200         286,220          400
                                              -----------   ----------  --------------  -----------

                     Net earnings              $ 164,458     $ 97,056     $   394,423    $  77,279
                                              ===========   ==========  ==============  ===========


Basic earnings per share                       $    0.10     $   0.09     $      0.24    $    0.07
                                              ===========   ==========  ==============  ===========

Diluted earnings per share                     $    0.10     $   0.09     $      0.24    $    0.07
                                              ===========   ==========  ==============  ===========


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statement of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2003


                                                                                            Retained
                                                                             Additional     Earnings             Total
                                                  Common        Common        Paid-in     (Accumulated         Stockholder's
                                                  Shares        Stock         Capital        Deficit)            Equity
                                                  ------        -----         -------        --------            ------

Balances as of September 30, 2002                 1,626,142   $ 6,788,205     $ 24,008      $ (37,583)         $ 6,774,630

Net earnings for the six months
  ended March 31, 2003                                    -             -            -        394,423              394,423




                                              --------------------------------------------------------------------------------------
Balances as of March 31, 2003                     1,626,142   $ 6,788,205     $ 24,008      $ 356,840          $ 7,169,053
                                              ======================================================================================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                             Statements of Cash Flow
                    Six Months Ended March 31, 2003 and 2002

                                                                                          2003                       2002
                                                                                -----------------------    -----------------------
Cash flows from operating activities:
    Net earnings                                                                  $      394,423                   $ 77,279
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
          Depreciation and amortization                                                   10,894                    148,162
          Deferred income taxes                                                           82,068                          -
          Unrealized gains on marketable securities                                         (103)                      (284)
          Realized loss on investments in limited partnership                                  -                      4,019
          Gain on repayment of debt                                                            -                    (90,214)
          (Increase) decrease in operating assets:
                            Investment fee income receivable                            (107,254)                   (26,197)
                            Expert witness fees receivable                                21,745                     15,607
                            Other assets                                                  18,600                     13,566
          Increase (decrease) in operating liabilities:
                            Accrued liabilities and accounts payable                      94,365                    (46,634)
                            Income taxes payable                                         (28,991)                         -

                                                                                -----------------------    -----------------------
                                               Net cash provided by operating
                                               activities                                485,747                     95,304
                                                                                -----------------------    -----------------------

Cash flows used in investing activities:
    Purchases of property and equipment                                                  (13,761)                    (8,012)
    Purchases of investments                                                                 (48)                         -
    Management contracts acquired                                                              -                    (11,275)
                                                                                -----------------------    -----------------------
                                               Net cash used in investing
                                               activities                                (13,809)                   (19,287)
                                                                                -----------------------    -----------------------

Cash flows provided by financing activities:
    Gross proceeds from issuance of common stock                                               -                  4,457,700
    Offering costs incurred in issuance of common stock                                        -                   (141,329)
    Repayment of amounts due affiliate                                                         -                       (400)
    Liquidation of adjustable rate preferred stock                                             -                    (40,000)
    Repayment of note payable and accrued interest to Netfolio                                 -                 (1,975,000)
    Repayment of note payable to Firstar                                                       -                 (1,840,159)

                                                                                -----------------------    -----------------------
                                               Net cash provided by financing
                                               activities                                      -                    460,812
                                                                                -----------------------    -----------------------

Net increase in cash and cash equivalents                                                471,938                    536,829

Cash and cash equivalents at the beginning of the period                               2,097,059                     28,162
                                                                                -----------------------    -----------------------

Cash and cash equivalents at the end of the period                                $    2,568,997                  $ 564,991
                                                                                =======================    =======================

Supplemental disclosures of cash flow information:
    Common stock issued in connection with acquisition of management contracts    $            -                  $ 907,400
                                                                                =======================    =======================

         Interest paid                                                            $            -                  $ 217,740
                                                                                =======================    =======================

         Taxes paid                                                               $      233,813                      $ 800
                                                                                =======================    =======================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended March 31, 2003, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2003. For additional information, refer to the financial statements for the fiscal year ended September 30, 2002, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 27, 2002.

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

         The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc., at their meeting on March 5, 2003 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Mutual Funds (either by the Board of Directors or by vote of a majority of the outstanding voting securities of that Fund) or by Hennessy Advisors, upon 60 days' prior written notice.

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

Investment Fee Income

         Advisory and Shareholder Service fees, which comprise investment fee income, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund, and 0.60% of the average daily net assets of the Hennessy Balanced Fund and Hennessy Total Return Fund.

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

Income Taxes

         Income taxes are accounted for under the asset and liability method, in accordance with the provisions of FASB 109 "Accounting For Income Taxes".

  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such a change.

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

         Deferred tax expense and corresponding deferred tax liabilities of $82,068 have been recognized under the provisions of FASB 109 "Accounting For Income Taxes". This amount represents the after tax value of investment management contract amortization deducted for tax purposes, but not recorded for book purposes, under the provisions of FASB 142 "Goodwill And Other Intangible Assets".


Earnings per Share

         Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

         The weighted average common shares outstanding used in the calculation of basic earnings per share, and the weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share, were as follows for the three and six months ended March 31, 2003 and 2002:

                                                   Three Months Ended                        Six Months Ended
                                         ---------------------------------------  ---------------------------------------
                                                        March 31                                 March 31
                                         ---------------------------------------  ---------------------------------------
                                                2003                2002                 2003                2002
                                         ------------------- -------------------  ------------------- -------------------
Weighted average
common stock outstanding                      1,626,142           1,141,392            1,626,142           1,051,535

Common stock equivalents
-stock options                                    4,854                   -                4,854                   -
                                         ------------------- -------------------  ------------------- -------------------
                                              1,630,996           1,141,392            1,630,996           1,051,535
                                         =================== ===================  =================== ===================


Accounting Pronouncements

         In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, "Intangible Assets". Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested at least annually for impairment. The Company considers our mutual fund management contracts to be intangible assets with an indefinite life. The Company fully implemented the provisions of SFAS 142 on October 1, 2002, at which time amortization on these intangible assets ceased. This change is expected to result in a reduction of annual amortization expense to the Company of $279,390. Impairment analysis of our management contract asset is performed quarterly, and as of March 31, 2003, there was no impairment.

         The impact of adoption of SFAS 142 on earnings and earnings per share when comparing the three months ended March 31, 2003 and 2002, was as follows:

                                                                    Basic &
                                                     Net Income   Diluted EPS
                                                     ----------   ------------

Three months ended March 31, 2003
---------------------------------

Net Income                                             $164,458        $ 0.10
Add back management contract amortization,
   net of tax                                                 -             -
                                                     -----------  ------------
Adjusted net income                                    $164,458        $ 0.10
                                                     ===========  ============


Three months ended March 31, 2002
---------------------------------

Net Income                                             $ 97,056        $ 0.09
Add back management contract amortization,
   net of tax                                            41,909          0.04
                                                     -----------  ------------
Adjusted net income                                    $138,965        $ 0.13
                                                     ===========  ============


         The impact of adoption of SFAS 142 on earnings and earnings per share when comparing the six months ended March 31, 2003 and 2002, was as follows:

                                                                    Basic &
                                                     Net Income   Diluted EPS
                                                     ----------   --------------

Six months ended March 31, 2003
-------------------------------

Net Income                                             $394,423        $ 0.24
Add back management contract amortization,
   net of tax                                                 -             -
                                                     -----------  ------------
Adjusted net income                                    $394,423        $ 0.24
                                                     ===========  ============


Six months ended March 31, 2002
-------------------------------

Net Income                                             $ 77,279        $ 0.07
Add back management contract amortization,
   net of tax                                            83,818          0.08
                                                     -----------  ------------
Adjusted net income                                    $161,097        $ 0.15
                                                     ===========  ============


         In December, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The full provisions of SFAS No. 148 are required to be implemented in fiscal years beginning after December 15, 2002. The Company does not expect the implementation of SFAS No. 148 to have a significant impact on the Company's results of operations or financial condition.


         The Company applies APB Opinion 25 in accounting for stock-based compensation, and accordingly, compensation cost has not been recognized in the accompanying financial statements for stock options granted through March 31, 2003. During the three month period ended March 31, 2002, 82,000 options were granted, and had the Company applied SFAS 123 as amended by SFAS 148, the impact on net income and earnings per share would have been as follows (as determined by using an options pricing model with an assumed risk-free interest rate of 3.8%, an expected life of 5 years and zero dividends):

                                                                                           Basic &
                                                                      Net Income         Diluted EPS
                                                                   -----------------  ------------------
Three months ended March 31, 2002
---------------------------------------
 Net Income                                                          $    97,056         $      0.09
  Fair value of stock options  - net of tax                          $   141,040                0.12
                                                                   -----------------  ------------------
 Proforma Net (loss)                                                 $   (43,984)        $     (0.03)
                                                                   =================  ==================


                                                                                           Basic &
                                                                      Net Income         Diluted EPS
                                                                   -----------------  ------------------
Six months ended March 31, 2002
---------------------------------------
 Net Income                                                          $    77,279         $      0.07
  Fair value of stock options  - net of tax                              141,040                0.13
                                                                   -----------------  ------------------
 Proforma Net (loss)                                                 $   (63,761)        $     (0.06)
                                                                   =================  ==================

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

         Investment advisory fees and shareholder service fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $522 million as of March 31, 2003, of which $498 million were mutual fund assets. Approximately 99% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the six months ended March 31, 2003.

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

         The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all four Mutual Funds. As of March 31, 2003 the management contracts acquired asset had a net balance of $4,480,888, unchanged from the balance at September 30, 2002.



Results of Operations

         The following table reflects items in the statement of operations as dollar amounts and as percentages of total revenue for the three months ended March 31, 2003 and 2002:

                                                                 Three Months Ended March 31
                                                             2003                             2002
                                              ------------------------------------------------------------------

                                                                    Percentage                        Percentage
                                                                     of Total                          of Total
                                                    Amounts          Revenue        Amounts            Revenue
Revenue:
-------
Investment fee income                           $  1,002,081           99.4%      $ 380,430            73.0%
Expert witness fees                                        -              -          41,183             7.9
Gain on repayment of debt                                  -              -          90,214            17.3
Other income                                           6,458            0.6           9,633             1.8
                                              ------------------------------------------------------------------
  Total Revenue                                    1,008,539          100.0         521,460           100.0
                                              ------------------------------------------------------------------

Operating Expenses:
------------------
Compensation and benefits                            299,943           29.7         145,934            28.0
General and administrative                           182,460           18.1          80,262            15.4
Mutual fund distribution expenses                    178,691           17.7          53,209            10.2
Amortization and depreciation                          5,625            0.6          74,081            14.2
Interest                                                   -              -          70,718            13.5
                                              ------------------------------------------------------------------
  Total operating expenses                           666,719           66.1         424,204            81.3
                                              ------------------------------------------------------------------

Income before income taxes                           341,820           33.9          97,256            18.7

Income taxes                                         177,362           17.6             200            (0.1)

                                              ------------------------------------------------------------------
  Net income                                    $    164,458           16.3%      $  97,056            18.6%
                                              ==================================================================


Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002:

         Total revenue increased $487,079 in the three months ended March 31, 2003, from $521,460 in the same period of 2002, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows. Investment fee income increased $621,651 in the three months ended March 31, 2003, from $380,430 in the prior comparable period. Shareholder Service fees comprised $115,499 of the increase in investment fees or 18.6%.

         There were no expert witness fees earned in the three months ended March 31, 2003, a decrease of $41,183 from the three months ended March 31, 2002. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, devoting the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $242,515 or 57.2%, in the three months ended March 31, 2003, from $424,204 in the same period of 2002. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 66.1% in the three months ended March 31, 2003, compared to 81.3% in the prior comparable period.

         Compensation and benefits increased $154,009 or 105.5%, in the three months ended March 31, 2003, from $145,934 in the prior comparable period. The increase resulted from adjustment of Mr. Hennessy's monthly compensation under his employment contract; the net addition of one employee; and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits increased to 29.7% for the three months ended March 31, 2003, compared to 28.0% in the prior comparable period.

         General and administrative expense increased $102,198 or 127.3%, in the three months ended March 31, 2003, from $80,262 in the three months ended March 31, 2002, due to increases in public relations, insurance, business development, accounting and legal fees, rent, printing, and outside director's fees. As a percentage of total revenue, general and administrative expense increased to 18.1% in the three months ended March 31, 2003, from 15.4% in the prior comparable period.

         Mutual fund distribution expenses increased $125,482 or 235.8%, in the three months ended March 31, 2003, from $53,209 in the three months ended March 31, 2002. As a percentage of total revenue, distribution expenses increased to 17.7% for the three months ended March 31, 2003, compared to 10.2% in the prior comparable period. These expenses represent "no transaction fee" programs through which our mutual fund shares are distributed. These expenses increase as our assets grow through use of "NTF" programs, and expansion of these programs continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense decreased $68,456 or 92.4% in the three months ended March 31, 2003, from $74,081 for the three months ended March 31, 2002, due to discontinuance (for book purposes) of amortization of management contract assets accounted for under the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Amortization for tax purposes will be continued however, in accordance with regulations of the Internal Revenue Service.

         Interest expense was zero in the three months ended March 31, 2003, compared to $70,718 in the comparable prior period, reflecting payment in full of notes due Netfolio and Firstar Bank in March 2002.

         Income tax expense increased $177,362 for the three months ended March 31, 2003, compared to $200 in the prior period, due to significant income generation in the current quarter, full use of prior period loss carryforward balances in fiscal year 2002, and current period expenses for deferred income taxes of $82,068, relating to the after tax value of investment management contract amortization deducted for income tax purposes but excluded for book purposes.

         Net income increased $67,402 to $164,458 in the three months ended March 31, 2003, compared to $97,056 in the prior comparable period, as a result of the factors discussed above.


         The following table reflects items in the statement of operations as dollar amounts and as percentages of total revenue for the six months ended March 31, 2003 and 2002:

                                                                   Six Months Ended March 31
                                                              2003                             2002
                                              ------------------------------------------------------------------
                                                                    Percentage                        Percentage
                                                                     of Total                          of Total
                                                    Amounts          Revenue         Amounts           Revenue
Revenue:
-------
Investment fee income                            $   1,942,171        98.9%        $   738,967         79.9%
Expert witness fees                                      7,150         0.4              85,476          9.2
Gain on repayment of debt                                    0           -              90,214          9.8
Other income                                            14,373         0.7              10,469          1.1
                                              ------------------------------------------------------------------
  Total revenue                                      1,963,694       100.0             925,126        100.0
                                              ------------------------------------------------------------------

Operating Expenses:
------------------
Compensation and benefits                              593,293        30.2             283,132         30.6
General and administrative                             356,058        18.1             121,201         13.1
Mutual fund distribution expenses                      322,805        16.4             117,747         12.7
Amortization and depreciation                           10,895         0.6             148,162         16.0
Interest                                                     0           -             177,205         19.2
                                              ------------------------------------------------------------------
  Total operating expenses                           1,283,051        65.3             847,447         91.6
                                              ------------------------------------------------------------------

Income before income taxes                             680,643        34.7              77,679          8.4

Income taxes                                           286,220        14.6                 400            -

                                              ------------------------------------------------------------------
  Net income                                     $     394,423        20.1%        $    77,279          8.4%
                                              ==================================================================


Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002:

         Total revenue increased $1,038,568 in the six months ended March 31, 2003, from $925,126 in the same period of 2002, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows. Investment fee income increased $1,203,204 in the six months ended March 31, 2003, from $738,967 in the prior comparable period. Shareholder Service fees comprised $224,251 of the increase in investment fees or 18.6%.

         Expert witness fees in the six months ended March 31, 2003, decreased $78,326 from $85,476 in the six months ended March 31, 2002. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, to devote the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $435,604 or 51.4%, in the six months ended March 31, 2003, from $847,447 in the same period of 2002. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 65.3% in the six months ended March 31, 2003, compared to 91.6% in the prior comparable period.

         Compensation and benefits increased $310,161 or 109.5%, in the six months ended March 31, 2003, from $283,132 in the prior comparable period. The increase resulted from adjustment of Mr. Hennessy's monthly compensation under his employment contract; the net addition of one employee; and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 30.2% for the six months ended March 31, 2003, compared to 30.6% in the prior comparable period.

         General and administrative expense increased $234,857 or 193.8%, in the six months ended March 31, 2003, from $121,201 in the six months ended March 31, 2002, due to increases in public relations, insurance, business development, accounting and legal fees, rent, printing, and outside director's fees. As a percentage of total revenue, general and administrative expense increased to 18.1% in the six months ended March 31, 2003, from 13.1% in the prior comparable period.

         Mutual fund distribution expenses increased $205,058 or 174.2%, in the six months ended March 31, 2003, from $117,747 in the six months ended March 31, 2002. As a percentage of total revenue, distribution expenses increased to 16.4% for the six months ended March 31, 2003, compared to 12.7% in the prior comparable period. These expenses represent "no transaction fee" programs through which our mutual fund shares are distributed. These expenses increase as our assets grow through use of "NTF" programs, and expansion of these programs continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense decreased $137,267 or 92.6% in the six months ended March 31, 2003, from $148,162 for the six months ended March 31, 2002, due to discontinuance (for book purposes) of amortization of management contract assets accounted for under the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Amortization for tax purposes will be continued however, in accordance with regulations of the Internal Revenue Service.

         Interest expense was zero in the six months ended March 31, 2003, compared to $177,205 in the comparable prior period, reflecting payment in full of notes due Netfolio and Firstar Bank in March 2002.

         Income tax expense increased $285,820 for the six months ended March 31, 2003, compared to $400 in the prior period, due to significant income generation in the current quarter, full use of prior period loss carryforward balances in fiscal year 2002, and current period expenses for deferred income taxes of $82,068, relating to the after tax value of investment management contract amortization deducted for income tax purposes but excluded for book purposes.

         Net income increased $317,144 to $394,423 in the six months ended March 31, 2003, compared to $77,279 in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

         As of March 31, 2003, Hennessy Advisors, Inc. had cash and cash equivalents of $2,568,997.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $4,526,078 as of March 31, 2003, remaining assets of $2,948,801 are very liquid, consisting primarily of cash, and receivables derived from mutual fund asset management activities. Total assets as of March 31, 2003 were $7,474,879, compared to $6,933,014 at September 30, 2002, an increase of 7.8%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of March 31, 2003, will be sufficient to fund its operations for the foreseeable future. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, management may need to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.



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

         Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and others, for example:

         o Continuing volatility in the equity markets have caused the levels of our assets under management to fluctuate significantly.
         o Continued weak market conditions may lower our assets under management and reduce our revenues and income.
         o We face strong competition from numerous and sometimes larger companies.
         o Changes in the distribution channels on which we depend could reduce our revenues or hinder our growth. o For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.
         o    For the next several years, professional service fees are likely to increase due to increased securities industry legislation.
         o    The current conflict in Iraq and the ongoing threat of terrorism may adversely affect the general economy, financial and capital markets and our business.

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

                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for items 1 through 3 or 5 and 6.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders was conducted on Wednesday, February 5, 2003.

         (b) The eight current members of the Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2004. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:


                                                  For                 Withheld
                                                  ---                 ---------

                  Neil J. Hennessy              1,196,230              1,000
                  Teresa M. Nilsen              1,196,230              1,000
                  Daniel B. Steadman            1,196,230              1,000
                  Henry Hansel                  1,196,230              1,000
                  Brian A. Hennessy             1,196,230              1,000
                  Rodger Offenbach              1,196,230              1,000
                  Daniel G. Libarle             1,196,230              1,000
                  Thomas L. Seavey              1,196,230              1,000



         (c) The only other matter submitted to shareholders was the ratification of our stock option incentive plan. Results of the voting, as certified by the Inspector of Elections, were as follows:

                           For                                987,192
                           Against                              7,800
                           Abstain                                600
                           Broker Non-votes                   201,638



Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

             Exhibit 99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350

         (b) Reports on Form 8-K

             Hennessy Advisors, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 2003.








                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       HENNESSY ADVISORS, INC.



Date:  May 14, 2003                    By: /s/ Teresa M. Nilsen
                                           --------------------
                                           Teresa M. Nilsen, Executive Vice
                                           President, Chief Financial Officer
                                           and Secretary

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Neil J. Hennessy, Chief Executive Officer and President of Hennessy Advisors, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Hennessy Advisors, Inc. for the quarter ended March 31, 2003.

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


/s/ Neil J. Hennessy                                    Date: May 14, 2003
--------------------------------------------
Neil J. Hennessy, Chief Executive Officer and President
Hennessy Advisors, Inc.

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


I, Teresa M. Nilsen, Chief Financial Officer of Hennessy Advisors, Inc., certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Hennessy Advisors, Inc. for the quarter ended March 31, 2003.

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


/s/ Teresa M. Nilsen                                    Date: May 14, 2003
--------------------------------------------
Teresa M. Nilsen, Chief Financial Officer
Hennessy Advisors, Inc.

                                  EXHIBIT INDEX
                                  -------------


         Exhibit 99.1 Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C.ss.1350



         Exhibit 99.2 Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C.ss.1350