Form 10QSB
period 2003-06-30
HENNESSY ADVISORS INC
filed 2003-08-12
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No _____.

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003 was 1,626,142.

Transitional Small Business Disclosure Format:     Yes  ______;   No     X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.              Financial Information

Item 1.              Financial Statements

                     Balance Sheets as of June 30, 2003 and
                     September 30, 2002                                       3

                     Statements of Income for the three and nine
                     months ended June 30, 2003 and 2002                      4

                     Statement of Changes in Stockholders' Equity
                     for the nine months ended June 30, 2003                  5


                     Statements of Cash Flows for the nine months
                     ended June 30, 2003 and 2002                             6

                     Notes to Condensed Financial Statements                  7

Item 2.              Management's Discussion and Analysis                    11

Item 3.              Controls and Procedures                                 17

PART II.             Other Information and Signatures                        18

Item 6.              Exhibits and Reports on Form 8-K                        18

Signatures                                                                   18

Certifications                                                               20

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                      June 30, 2003 and September 30, 2002

                                                                                 June 30            September 30
Assets                                                                             2003                 2002
                                                                                   ----                 ----

Cash and cash equivalents                                                 $      2,917,664   $       2,097,059
Investments in marketable securities, at fair value                                  4,363               3,830
Investment fee income receivable                                                   439,206             230,019
Expert witness fees receivable                                                           -              21,745
Management contracts acquired, net of accumulated amortization
of $628,627                                                                      4,480,888           4,480,888
Property and equipment, net of accumulated depreciation
of $68,265 and $52,429                                                              51,537              42,323
Other assets                                                                        55,810              57,150

                                                                            ---------------    ----------------

             Total assets                                                 $      7,949,468   $       6,933,014
                                                                            ===============    ================

Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                  $        348,037   $         125,216
Income taxes payable                                                                31,310              33,168
Deferred income tax liability                                                      115,986                   -
                                                                            ---------------    ----------------

             Total liabilities                                                     495,333             158,384
                                                                            ---------------    ----------------

Stockholders' equity:
Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
    authorized: zero shares issued and outstanding                                       -                   -
Common stock, no par value, 15,000,000 shares authorized:
   1,626,142 shares issued and outstanding at June 30, 2003
    and  September 30, 2002                                                      6,788,205           6,788,205
Additional paid-in capital                                                          24,008              24,008
Retained earnings (accumulated deficit)                                            641,922             (37,583)

                                                                            ---------------    ----------------
             Total stockholders' equity                                          7,454,135           6,774,630
                                                                            ---------------    ----------------

             Total liabilities and stockholders' equity                   $      7,949,468   $       6,933,014
                                                                            ===============    ================



            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
                 Three Months Ended June 30, 2003 and 2002, and
                    Nine Months Ended June 30, 2003 and 2002


                                            Three Months Ended          Nine Months Ended
                                                  June 30                      June 30
                                            2003         2002          2003           2002
                                            ----         ----          ----           ----
Revenue
           Investment advisor fees       $1,070,737    $ 585,856   $   2,788,657   $1,331,276
           Shareholder service fees         140,344            -         364,595            -
           Expert witness fees                    -        6,516           7,150       91,993
           Gain on repayment of debt              -            -               -       90,214
           Other Income                       7,029        4,208          21,402        8,221

                                         -----------   ----------  --------------  -----------
                     Total revenue        1,218,110      596,580       3,181,804    1,521,704
                                         -----------   ----------  --------------  -----------

Expenses
           Compensation and benefits        359,149      156,025         952,442      438,369
           General and administrative       158,638      135,642         514,696      257,632
           Mutual fund distribution         224,509       86,005         547,314      203,750
           Amortization and depreciation      4,941       75,796          15,836      223,958
           Interest                               -            -               -      177,205

                                         -----------   ----------  --------------  -----------
                     Total expenses         747,237      453,468       2,030,288    1,300,914
                                         -----------   ----------  --------------  -----------


Income before income tax expense            470,873      143,112       1,151,516      220,790
                                         -----------   ----------  --------------  -----------

Income tax expense                          185,791          200         472,011          600
                                         -----------   ----------  --------------  -----------

                     Net income          $  285,082    $ 142,912   $     679,505   $  220,190
                                         ===========   ==========  ==============  ===========


Basic earnings per share                 $     0.18    $    0.09   $        0.42   $     0.18
                                         ===========   ==========  ==============  ===========

Diluted earnings per share               $     0.17    $    0.09   $        0.42   $     0.18
                                         ===========   ==========  ==============  ===========


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2003


                                                                                   Retained
                                                                     Additional    Earnings         Total
                                            Common       Common       Paid-in    (Accumulated    Stockholders'
                                            Shares       Stock        Capital       Deficit)        Equity
                                            ------       -----        -------      ---------        ------


Balances as of September 30, 2002          1,626,142  $ 6,788,205    $ 24,008    $ (37,583)     $ 6,774,630

Net income for the nine months
  ended June 30, 2003                              -            -           -      679,505          679,505

                                     -----------------------------------------------------------------------
Balances as of June 30, 2003               1,626,142  $ 6,788,205    $ 24,008    $ 641,922      $ 7,454,135
                                     =======================================================================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                    Nine Months Ended June 30, 2003 and 2002

                                                                                   2003            2002
                                                                               --------------  --------------
Cash flows from operating activities:
      Net income                                                                $    679,505    $    220,190
      Adjustments to reconcile net income to net cash
       provided by operating activities:
                 Depreciation and amortization                                        15,836         223,958
                 Deferred income taxes                                               115,986               -
                 Unrealized gains on marketable securities                              (468)            (74)
                 Realized loss on investments in limited partnership                       -           4,019
                 Gain on repayment of debt                                                 -         (90,214)
                 (Increase) decrease in operating assets:
                            Investment fee income receivable                        (209,187)        (87,162)
                            Expert witness fees receivable                            21,745          11,040
                            Other assets                                               1,340          12,053
                 Increase (decrease) in operating liabilities:
                            Accrued liabilities and accounts payable                 222,821        (135,124)
                            Income taxes payable                                      (1,858)              -

                                                                               --------------  --------------
                                      Net cash provided by operating activities      845,720         158,687
                                                                               --------------  --------------

Cash flows used in investing activities:
      Purchases of property and equipment                                            (25,050)        (19,977)
      Purchases of investments                                                           (65)              -
      Management contracts acquired                                                        -         (11,275)
                                                                               --------------  --------------
                                      Net cash used in investing activities          (25,115)        (31,252)
                                                                               --------------  --------------

Cash flows provided by financing activities:
      Gross proceeds from issuance of common stock                                         -       5,729,220
      Offering costs incurred in issuance of common stock                                  -        (145,675)
      Repayment of amounts due affiliate                                                   -            (400)
      Liquidation of adjustable rate preferred stock                                       -         (40,000)
      Repayment of note payable and accrued interest to Netfolio                           -      (1,975,000)
      Repayment of note payable to Firstar                                                 -      (1,840,159)

                                                                               --------------  --------------
                                      Net cash provided by financing activities            -       1,727,986
                                                                               --------------  --------------

Net increase in cash and cash equivalents                                            820,605       1,855,421

Cash and cash equivalents at the beginning of the period                           2,097,059          28,162
                                                                               --------------  --------------

Cash and cash equivalents at the end of the period                              $  2,917,664    $  1,883,583
                                                                               ==============  ==============

Supplemental disclosures of cash flow information:
      Common stock issued in connection with acquisition of
      management contracts                                                      $          -    $    907,400
                                                                               ==============  ==============

      Interest paid                                                             $          -    $    177,205
                                                                               ==============  ==============

      Taxes paid                                                                $    345,437    $        931
                                                                               ==============  ==============


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended June 30, 2003, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2003. For additional information, refer to the financial statements for the fiscal year ended September 30, 2002, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 27, 2002.

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

         The Company's effective tax rate of 40% differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.


Earnings per Share

         Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

         The weighted average common shares outstanding used in the calculation of basic earnings per share, and the weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share, were as follows for the three and nine months ended June 30, 2003 and 2002:

                                                      Three Months Ended                       Nine Months Ended
                                            ---------------------------------------  ---------------------------------------
                                                           June 30                                  June 30
                                            ---------------------------------------  ---------------------------------------
                                                   2003                2002                 2003                2002
                                            ------------------- -------------------  ------------------- -------------------
Weighted average
common stock outstanding                          1,626,142           1,547,131            1,626,142           1,216,401

Common stock equivalents
-stock options                                        9,000                   -                6,936                   -
                                            ------------------- -------------------  ------------------- -------------------
                                                  1,635,142           1,547,131            1,633,078           1,216,401
                                            =================== ===================  =================== ===================


Accounting Pronouncements

         In June of 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No, 17, "Intangible Assets". Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested at least annually for impairment. The Company considers our mutual fund management contracts to be intangible assets with an indefinite life. The Company fully implemented the provisions of SFAS 142 on October 1, 2002, at which time amortization on these intangible assets ceased. This change is expected to result in a reduction of annual amortization expense to the Company of $279,390. Impairment analysis of our management contract asset is performed quarterly, and as of June 30, 2003, there was no impairment.

         The impact of adoption of SFAS 142 on earnings and earnings per share when comparing the three months ended June 30, 2003 and 2002, was as follows:

                                                                           Basic /
                                                            Net Income     Diluted EPS
                                                          -------------  ---------------

Three months ended June 30, 2003
------------------------------------------------

Net income                                                 $  285,082      $  0.18/$0.17
Add back management contract amortization, net of tax               -               -
                                                          ------------  -----------------
Adjusted net income                                        $  285,082      $  0.18/$0.17
                                                          ============  =================


Three months ended June 30, 2002
------------------------------------------------

Net income                                                 $  142,912      $        0.09
Add back management contract amortization, net of tax          41,909               0.03
                                                          ------------  -----------------
Adjusted net income                                        $  184,821      $        0.12
                                                          ============  =================


         The impact of adoption of SFAS 142 on earnings and earnings per share when comparing the nine months ended June 30, 2003 and 2002, was as follows:

                                                                           Basic /
                                                            Net Income     Diluted EPS
                                                          -------------  ---------------

Nine months ended June 30, 2003
------------------------------------------------

Net income                                                 $  679,505      $     0.42
Add back management contract amortization, net of tax               -               -
                                                          ------------  --------------
Adjusted net income                                        $  679,505      $     0.42
                                                          ============  ==============


Nine months ended June 30, 2002
------------------------------------------------

Net income                                                 $  220,190      $     0.18
Add back management contract amortization, net of tax         125,726            0.10
                                                          ------------  --------------
Adjusted net income                                        $  345,916      $     0.28
                                                          ============  ==============


In December, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

         The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations. As the exercise price of all options granted under the plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. No options were granted during the nine month period ended June 30, 2003. During the nine month period ended June 30, 2002, 82,000 options were granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The value of options granted in the nine month period ended June 30, 2002 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.8%, an expected life of 5 years and zero dividends:

                                                                           Basic /
                                                            Net Income     Diluted EPS
                                                          -------------  ---------------

Three months ended June 30, 2002
--------------------------------------------
 Net income                                                $   142,912     $       0.09
  Fair value of stock options  - net of tax                          -                -
                                                           ------------    -------------
 Proforma net income                                       $   142,912     $       0.09
                                                           ============    =============

                                                                           Basic /
                                                            Net Income     Diluted EPS
                                                          -------------  ---------------

Nine months ended June 30, 2002
--------------------------------------------
 Net income                                               $   220,190      $    0.18
  Fair value of stock options  - net of tax                   141,040           0.12
                                                          -------------    ------------
 Proforma net income                                      $    79,150      $    0.06
                                                          =============    ============



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

         Investment advisory fees and shareholder service fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $689 million as of June 30, 2003, of which $663 million were mutual fund assets. Approximately 99% of Hennessy's total revenues were attributable to the four Hennessy mutual funds for the nine months ended June 30, 2003.

         Neil J. Hennessy, our Chief Executive Officer, President and Chairman of the Board served as expert witness and mediator in securities cases in the past. Mr. Hennessy has limited his mediation activities to devote more time to managing the investment advisory business of Hennessy Advisors, Inc., resulting in significant reduction of revenue from these activities compared to prior periods.

         The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all four Mutual Funds. As of June 30, 2003 the management contracts acquired asset had a net balance of $4,480,888, unchanged from the balance at September 30, 2002.



Results of Operations

         The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2003 and 2002:

                                                                       Three Months Ended June 30
                                                                 2003                            2002
                                                --------------------------------------------------------------------
                                                                        Percentage                      Percentage
                                                                         of Total                        of Total
                                                         Amounts         Revenue       Amounts            Revenue

Revenue:
Investment advisory fees                              $ 1,070,737          87.9%      $ 585,856            98.2%
Shareholder service fees                                  140,344          11.5               -               -
Expert witness fees                                             -             -           6,516             1.1
Other income                                                7,029           0.6           4,208             0.7
                                                --------------------------------------------------------------------
  Total revenue                                         1,218,110         100.0         596,580           100.0
                                                --------------------------------------------------------------------

Operating Expenses:
Compensation and benefits                                 359,149          29.5         156,025            26.2
General and administrative                                158,638          13.0         135,642            22.7
Mutual fund distribution expenses                         224,509          18.4          86,005            14.4
Amortization and depreciation                               4,941           0.4          75,796            12.7
                                                --------------------------------------------------------------------
  Total operating expenses                                747,237          61.3         453,468            76.0
                                                --------------------------------------------------------------------

Income before income taxes                                470,873          38.7         143,112            24.0

Income taxes                                              185,791          15.3             200               -

                                                --------------------------------------------------------------------
  Net income                                          $   285,082          23.4%      $ 142,912            24.0%
                                                ====================================================================


Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30,
2002:

         Total revenue increased $621,530 in the three months ended June 30, 2003, from $596,580 in the same period of 2002, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows. Investment advisory fees increased $484,881 in the three months ended June 30, 2003, from $585,856 in the prior comparable period. Shareholder service fees comprised $140,344 of the increase in investment fees or 22.6%.

         There were no expert witness fees earned in the three months ended June 30, 2003, a decrease of $6,516 from the three months ended June 30, 2002. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, devoting the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $293,769 or 64.8%, in the three months ended June 30, 2003, from $453,468 in the same period of 2002. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 61.3% in the three months ended June 30, 2003, compared to 76.0% in the prior comparable period.

         Compensation and benefits increased $203,124 or 130.2%, in the three months ended June 30, 2003, from $156,025 in the prior comparable period.

The increase resulted from adjustment of Mr. Hennessy's monthly compensation under his employment contract; the net addition of one employee; and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits increased to 29.5% for the three months ended June 30, 2003, compared to 26.2% in the prior comparable period.

         General and administrative expense increased $22,996 or 17.0%, in the three months ended June 30, 2003, from $135,642 in the three months ended June 30, 2002, due to increases in public relations, insurance, rent, printing, travel expenses, outside director's fees and shareholder meeting expenses. As a percentage of total revenue, general and administrative expense decreased to 13.0% in the three months ended June 30, 2003, from 22.7% in the prior comparable period.

         Mutual fund distribution expenses increased $138,504 or 161.0%, in the three months ended June 30, 2003, from $86,005 in the three months ended June 30, 2002. As a percentage of total revenue, distribution expenses increased to 18.4% for the three months ended June 30, 2003, compared to 14.4% in the prior comparable period. These expenses represent "no transaction fee" programs through which Hennessy mutual fund shares are distributed. These expenses increase as assets under management grow through use of "NTF" programs, and expansion of these programs continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense decreased $70,855 or 93.5% in the three months ended June 30, 2003, from $75,796 for the three months ended June 30, 2002, due to discontinuance (for book purposes) of amortization of management contract assets accounted for under the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Amortization for tax purposes will be continued however, in accordance with regulations of the Internal Revenue Service.

         For the three months ended June 30, 2003, the provision for income taxes increased $185,591, resulting from an increase in pre-tax income of $327,761 and an increase in our effective tax rate from 0.1% to 39.5%. The change in effective tax rate was primarily due to the elimination of valuation allowances in the prior period.

         Net income increased $142,170 to $285,082 in the three months ended June 30, 2003, compared to $142,912 in the prior comparable period, as a result of the factors discussed above.


         The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2003 and 2002:

                                                                       Nine Months Ended June 30
                                                                 2003                            2002
                                                --------------------------------------------------------------------
                                                                        Percentage                      Percentage
                                                                         of Total                        of Total
                                                         Amounts         Revenue       Amounts            Revenue

Revenue:
Investment advisory fees                              $ 2,788,657          87.6%      $ 1,331,276          87.5%
Shareholder service fees                                  364,595          11.5                 -             -
Expert witness fees                                         7,150           0.2            91,993           6.1
Gain on repayment of debt                                       -             -            90,214           5.9
Other income                                               21,402           0.7             8,221           0.5
                                                --------------------------------------------------------------------
  Total revenue                                         3,181,804         100.0         1,521,704         100.0
                                                --------------------------------------------------------------------

Operating Expenses:
Compensation and benefits                                 952,442          29.9           438,369          28.8
General and administrative                                514,696          16.2           257,632          16.9
Mutual fund distribution expenses                         547,314          17.2           203,750          13.4
Amortization and depreciation                              15,836           0.5           223,958          14.7
Interest                                                        -             -           177,205          11.7
                                                --------------------------------------------------------------------
  Total operating expenses                              2,030,288          63.8         1,300,914          85.5
                                                --------------------------------------------------------------------

Income before income taxes                              1,151,516          36.2           220,790          14.5

Income taxes                                              472,011          14.8               600             -

                                                --------------------------------------------------------------------
  Net income                                          $   679,505          21.4%      $   220,190          14.5%
                                                ====================================================================


Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002:

         Total revenue increased $1,660,100 in the nine months ended June 30, 2003, from $1,521,704 in the same period of 2002, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows. Investment advisory fees increased $1,457,381 in the nine months ended June 30, 2003, from $1,331,276 in the prior comparable period. Shareholder service fees comprised $364,595 of the increase in investment fees or 20.0%.

         Expert witness fees in the nine months ended June 30, 2003, decreased $84,843 from $91,993 in the nine months ended June 30, 2002. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, to devote the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $729,374 or 56.1%, in the nine months ended June 30, 2003, from $1,300,914 in the same period of 2002. The increase resulted from higher compensation expense, increases in several components of general and administrative expenses and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 63.8% in the nine months ended June 30, 2003, compared to 85.5% in the prior comparable period.

         Compensation and benefits increased $514,073 or 117.3%, in the nine months ended June 30, 2003, from $438,369 in the prior comparable period. The increase resulted from adjustment of Mr. Hennessy's monthly compensation under his employment contract; the net addition of one employee; and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits increased to 29.9% for the nine months ended June 30, 2003, compared to 28.8% in the prior comparable period.

         General and administrative expense increased $257,064 or 99.8%, in the nine months ended June 30, 2003, from $257,632 in the nine months ended June 30, 2002, due to increases in public relations, insurance, business development, accounting and legal fees, rent, printing, travel expenses, outside director's fees and shareholder meeting expenses. As a percentage of total revenue, general and administrative expense decreased to 16.2% in the nine months ended June 30, 2003, from 16.9% in the prior comparable period.

         Mutual fund distribution expenses increased $343,564 or 168.6%, in the nine months ended June 30, 2003, from $203,750 in the nine months ended June 30, 2002. As a percentage of total revenue, distribution expenses increased to 17.2% for the nine months ended June 30, 2003, compared to 13.4% in the prior comparable period. These expenses represent "no transaction fee" programs through which Hennessy mutual fund shares are distributed. These expenses increase as assets under management grow through use of "NTF" programs, and expansion of these programs continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense decreased $208,122 or 92.9% in the nine months ended June 30, 2003, from $223,958 for the nine months ended June 30, 2002, due to discontinuance (for book purposes) of amortization of management contract assets accounted for under the provisions of SFAS 142, "Goodwill and Other Intangible Assets". Amortization for tax purposes will be continued however, in accordance with regulations of the Internal Revenue Service.

         Interest expense was zero in the nine months ended June 30, 2003, compared to $177,205 in the comparable prior period, reflecting payment in full of notes due Netfolio and Firstar Bank in March 2002.

         For the nine months ended June 30, 2003, the provision for income taxes increased $471,411, resulting from an increase in pre-tax income of $930,726 and an increase in our effective tax rate from 0.1% to 41.0%. The change in effective tax rate was primarily due to the elimination of valuation allowances in the prior period.


         Net income increased $459,315 to $679,505 in the nine months ended June 30, 2003, compared to $220,190 in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

         As of June 30, 2003, Hennessy Advisors, Inc. had cash and cash equivalents of $2,917,664.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $4,532,425 as of June 30, 2003, remaining assets of $3,417,043 are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. Total assets as of June 30, 2003 were $7,949,468, compared to $6,933,014 at September 30, 2002, an increase of 14.7%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of June 30, 2003, will be sufficient to fund its operations for the foreseeable future. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, management may need to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         On April 14, 2003, Neil Hennessy, Chief Executive Officer and President of Hennessy Advisors, Inc., announced that Hennessy Advisors, Inc. agreed in principle to acquire the management contracts for the SYM Select Growth Fund (SYMFX). The SYM Select Growth Fund is a Mid-Cap growth fund with approximately $27 million in assets under management. The acquisition transaction is expected to be completed before fiscal year-end (September 30, 2003), subject to satisfactory completion of due diligence and approval by the Board of Directors of both companies and SYM Select Growth Fund shareholders. The acquisition will be funded through use of existing cash resources.


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

        o Changes in the distribution channels on which we depend could reduce our revenues or hinder our growth.
        o For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.
        o For the next several years, professional service fees are likely to increase due to increased securities industry legislation.
        o Business growth through asset acquisitions may not proceed as planned and result in significant expenses adversely affecting earnings.
        o International conflicts and the ongoing threat of terrorism may adversely affect the general economy, financial and capital markets and our business.


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




                         Item 3. Controls and Procedures



                  Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

                  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for items 1 through 5 during the three and nine months ended June 30, 2003.


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 31.1  Rule 13a - 14a Certification of the Chief Executive
          Officer

          Exhibit 31.2  Rule 13a - 14a Certification of the Chief Financial
          Officer

          Exhibit 32.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

          Exhibit 32.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350


      (b) Reports on Form 8-K

          Hennessy Advisors, Inc. furnished or filed Forms 8-K and 8-K/A during the quarter ended June 30, 2003, as follows:

          --Form 8-K, furnished April 22, 2003, Earnings Release for 3/31/03 --Form 8-K/A, furnished May 9, 2003, Revised Earnings Release for
            3/31/03
          --Form 8-K, filed June 10, 2003, Change in Certifying Accountant




                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                         HENNESSY ADVISORS, INC.



Date:  August 12, 2003                  By: /s/ Teresa M. Nilsen
                                            ------------------------------------
                                             Teresa M. Nilsen, Executive Vice
                                             President, Chief Financial Officer
                                             and Secretary

                                  EXHIBIT INDEX
                                  -------------



Exhibit 31.1  Rule 13a - 14a Certification of the Chief Executive Officer


Exhibit 31.2  Rule 13a - 14a Certification of the Chief Financial Officer



Exhibit 32.1 Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C.ss.1350



Exhibit 32.2 Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C.ss.1350