Form 10KSB
period 2003-09-30
HENNESSY ADVISORS INC
filed 2003-12-22
CIK 1145255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
    ----------------------------------------------------------------------
                                      FORM 10-KSB

          X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          -
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended September 30, 2003

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [X]


Total revenues for Fiscal Year 2003 were $4,787,528.

The aggregate market value of the Common Stock of the registrant held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) was $17,872,050, based on the most recent common equity selling price of $21 per share, within the last 60 days (December 19, 2003).

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2003 there were 1,626,142 shares of common stock issued and outstanding.

    ----------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference.


Transitional Small Business Disclosure Format (Check one):

 Yes _  No X
           -

                             HENNESSY ADVISORS, INC.
                                 FORM 10-KSB

                  For the Fiscal Year Ended September 30, 2003
    ----------------------------------------------------------------------

Table of Contents:

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS............................................  4
  GENERAL..................................................................  4
  SUMMARY OF INVESTMENT PRODUCTS AND STRATEGIES............................  5
  EMPLOYEES................................................................  8
ITEM 2. DESCRIPTION OF PROPERTY............................................  8
ITEM 3. LEGAL PROCEEDINGS..................................................  8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  8

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  9
  MARKET INFORMATION.......................................................  9
  HOLDERS..................................................................  9
  DIVIDENDS................................................................  9
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS............................... 10
  RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003
   AND SEPTEMBER 30, 2002.................................................. 10
    Liquidity and Capital Resources........................................ 12
    Critical Accounting Policies........................................... 13
    Forward Looking Statements and Risk Factors............................ 13
ITEM 7. FINANCIAL STATEMENTS............................................... 17
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE..................................................... 32
ITEM 8A. CONTROLS AND PROCEDURES........................................... 32

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....... 33
  DIRECTORS AND OFFICERS................................................... 33
  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.................. 33
  BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS............................ 33
  AUDIT COMMITTEE FINANCIAL EXPERT......................................... 34
  CODE OF ETHICS........................................................... 35
ITEM 10. EXECUTIVE COMPENSATION............................................ 35
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 AND RELATED STOCKHOLDER MATTERS........................................... 37
  PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK..... 37
  DIRECTORS OF THE CORPORATION............................................. 37
  OFFICERS OF THE CORPORATION.............................................. 38
  DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP..................... 38
  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS....... 39
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 40
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 40
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 41
SIGNATURES................................................................. 42
CERTIFICATIONS............................................................. 49

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

The Company

         Hennessy Advisors,Inc.("Hennessy Advisors" or the "Company")provides investment advisory services to five no-load mutual funds as well as high net worth investors primarily located in the United States. We generally manage assets on a discretionary basis (i.e., there is no need to seek the client's approval for securities transactions). We invest through a set of quantitative criteria rather than qualitative judgments. Under investment management agreements with the mutual funds described below, fund assets are invested in the stock of public companies and in U.S. Treasury securities, in accordance with a specific strategy designed to meet the investment objective of each fund. Our investment management agreements with high net worth individuals generally give us discretion to invest their funds by applying the same quantitative criteria described below for the fund portfolios. Many of the same criteria are applied to the accounts managed for individuals, modified in each instance by specific investment criteria supplied by the client. As of September 30, 2003, we managed $862 million in total assets, of which $835 million or 97% were managed on behalf of the mutual funds. Fees generated through management of these assets comprise 99% of total revenues.

Business Overview

         Hennessy Advisors was founded in 1989 as a California corporation under the name Edward J. Hennessy,Incorporated. We served mainly individual investors as an NASD broker-dealer. In 1996, we became an investment adviser to mutual funds, building assets under management through Hennessy Balanced Fund and Hennessy Total Return Fund, two no-load mutual funds which were founded as The Hennessy Funds, Inc. Since their inception, a portion of these funds have been managed utilizing the "Dogs of the Dow" investment strategy, periodically purchasing the 10 highest yielding Dow Jones stocks in approximately equal dollar amounts and holding those stocks for one year.

         In June of 2000, we acquired two additional funds from Netfolio, Inc. (formerly O'Shaughnessy Capital Management, Inc.) and obtained the right to use the names and investment strategies of the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund, two no-load open-end mutual funds with approximately $197 million in assets under management at that time. Each of these funds is a series of Hennessy Mutual Funds, Inc. and maintains a 50-stock portfolio selected using formula-based strategies acquired from Netfolio. During the course of this fiscal year, we added an additional series to Hennessy Mutual Funds, Inc., the Hennessy Focus 30 Fund.

         Management contracts for Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. are renewable annually. All contracts in force as of September 30, 2003, were renewed by the board of directors of both companies, at their meeting of March 5, 2003. The agreements (which will include the Hennessy Focus 30 Fund) may be renewed annually, as long as continuance is specifically approved in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Mutual Funds (either by the Board of Directors or by vote of a majority of the outstanding voting securities of that Fund) or by Hennessy Advisors upon 60 days' prior written notice.

         Hennessy Advisors bears the expense of fulfillment and providing office space for the all of the Funds. The administrator maintains the books and records and provides clerical and bookkeeping services. Hennessy Advisors, as deemed necessary and without contractual obligation, may voluntarily waive its management fee or subsidize other Fund expenses.

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

Hennessy Total Return Fund (HDOGX)

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

Hennessy Cornerstone Growth Fund (HFCGX)

         This Fund seeks long-term growth of capital. The Fund consists of 50 stocks with higher annual earnings than in the previous year, low price-to-sales ratios and strong relative price performance. The goal of this strategy is to produce a higher rate of return versus the overall market, while moderating increased risk through diversification.

Hennessy Focus 30 Fund (HFTFX)

         The Focus 30 Fund seeks long-term capital growth through investments in common stock of domestic mid-cap growth companies. The portfolio consists of 30 stocks with market capitalizations between $1.0 billion and $10.0 billion. Additional selection criteria include higher annual earnings than in the previous year, a price to sales ratio of less than 1.5 and a stock price of $5.00 or more. The 30 stocks with the best relative strength over the last three, six and twelve month periods are selected for the portfolio.


Business Strategy

         We intend to increase our assets under management and profitability through implementation of the following key strategies:

   o Attract investors by marketing our investment style of disciplined and quantitative analysis.

   o     Expand our distribution network to additional mutual fund supermarkets.

   o Expand our current base of registered investment advisors (RIA's) that utilize no-load funds for their clients.

   o Secure participation in the platforms of national full service firms that permit their registered representatives to utilize no-load funds for their clients in a wrap fee account.

   o Pursue acquisitions. There has been significant activity in this area, however, only one transaction closed during the fiscal year ended September 30, 2003. We acquired the assets of SYM Select Growth Fund with assets of $35 million and merged them into the newly created Hennessy Focus 30 Fund.

   o Introduce new funds in the future. Concurrent with the acquisition of SYM Select Growth Fund, we started Hennessy Focus 30 Fund, which is designed to provide investors with a more conservative (but still growth-oriented)alternative to the Hennessy Cornerstone Growth Fund. Also, subsequent to September 30, 2003, we filed to open Hennessy Cornerstone Growth Series II.


Description of our Business

         Our revenues are largely based on the level of assets under management in our mutual funds. Growth in revenues generally depends on good investment performance which increases assets under management by:

   o     increasing the value of existing assets under management

   o     contributing to higher investment and lower redemption rates

   o     attracting additional investors


         Growth in assets under management is also dependent on accessing various distribution channels, which is based on several factors, including performance and service. Fluctuations in financial markets also have a substantial effect on assets under management and the results of our operations. Advisory fees from the mutual funds are computed daily based on their respective assets under management. Shareholders of our mutual funds are allowed to exchange shares among the funds at no additional cost as economic conditions, market conditions and investor needs change. Shareholders must pay a 1.5% exchange fee if they have not owned the fund shares for 90 days when they make an exchange. A redemtion fee of 1.5% is charged to shareholders who withdraw funds before 90 days as well.

       Our marketing efforts for the mutual funds are currently focused on increasing the distribution and sales of our existing funds. We believe that our marketing efforts for the mutual funds will continue to generate additional revenues from investment advisory fees. Initially, we distributed our mutual funds by using a variety of direct response marketing techniques, including trade shows and articles published in business periodicals. As a result, we maintain direct relationships with a majority of our mutual fund customers. Beginning in late 1996, our mutual funds were offered through no transaction fee programs (NTF programs). A no transaction fee program means that the mutual fund customer does not pay a transaction fee. Rather, fees are paid by the mutual fund itself, its investment advisor or its distributor. NTF programs have become an increasingly important source of asset growth. Of the $835 million of assets under management in the mutual funds as of September 30, 2003, approximately 75% were generated from NTF programs.

         We provide investment advisory and management services pursuant to an investment management agreement with each mutual fund. The management agreement may continue in effect from year to year only if specifically approved at least annually by the mutual funds' Board of Directors. While the specific terms of the investment management agreements vary to some degree, the basic terms of the agreements are similar. The investment management agreements generally provide that we are responsible for overall investment and management services, subject to the oversight of each mutual fund's Board of Directors (comprised of 75% independent directors) and in accordance with each mutual fund's fundamental investment objectives and policies.

         Currently, Hennessy Advisors participates in two "soft dollar" arrangements in which we receive research reports and real time electronic research in order to assist us in trading and managing our mutual funds. Soft dollar arrangements involve paying brokerage commissions for securities trades on behalf of a client where the commissions may be higher than those obtained elsewhere, in exchange for research or other services that also benefit other clients. The value of the research we receive under our soft dollar arrangements is approximately $97,545 per annum.


Competition

         Our investment advisory business competes with investment advisors and securities firms of all sizes, from small boutique firms to large financial service complexes. Competition is influenced by various factors, including product offering, level of service and price. All aspects of our advisory business are competitive, including competition for assets to manage. The investment advisory industry is characterized by relatively low cost of entry and by the formation of new investment advisory entities which may compete directly with us. While large national firms, often with more personnel, have greater marketing, financial, technical, research, and other capabilities, we have learned that we can hold our own with these entities by "branding" our investment style through public relations and outstanding customer service. Many of the larger firms offer a broader range of financial services than we do and compete not only with us and among themselves, but also with commercial banks, insurance companies and others for retail and institutional clients. The investment funds we manage are similarly subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those we offer.

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

         We derive most of our revenues from investment advisory services. Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, management agreements with registered investment companies, such as the mutual funds, terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Hennessy Advisors. As of September 30, 2003, there have been no assignment transactions.

EMPLOYEES

         As of September 30, 2003, there were nine employees at Hennessy Advisors, Inc. (all full-time).

         Neil J. Hennessy is the Chairman of the Board, President, Chief Executive Officer and Portfolio Manager. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Assistant Portfolio Manager of our mutual funds. Other employees include Brian Peery, Wholesaler/Salesman; Ralph Hayward, Controller; Ana Miner, Operations Specialist; Kim Watson, Executive Assistant; and, Jill Lear, Human Resources and Marketing Associate.

         In September, 2003, we decided to hire a Director of Marketing to facilitate expansion of our marketing efforts. Particular emphasis will be placed on maximizing public relations opportunities, expansion of advertising programs, expanding communications with prominent Registered Investment Advisors and Retirement Planning Specialists and cross marketing of new and existing products to current and prospective mutual fund shareholders. An offer of employment was accepted by Tania Kelley, former Director of Sales and Marketing for the San Francisco Bay Area Region of Comcast Cable Television. Tania began work on Monday, October 6, 2003.


ITEM 2. DESCRIPTION OF PROPERTY.

         Business offices are located in leased facilities at 750 Grant Avenue, in Novato, California. There are three suites (#100,#150 and #275) covered under a single lease. The lease expires October 1, 2005 and there are five 2-year extensions available, which if exercised, would provide existing facilities through October, 2015.



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

         The high and low sales prices for our common stock on the OTCBB during the quarter ended September 30, 2003 were $15.00 and $12.00, respectively, as reported by Bloomberg, Inc. Quarterly high and low sales prices for each quarter since trading began in July, 2002, were as follows:


        Quarter Ended:                        High         Low
        --------------------------------- ------------ -------------
         - September 30, 2003                $15.00       $12.00
         - June 30, 2003                     $13.00       $11.00
         - March 31, 2003                    $11.00       $11.00
         - December 31, 2002                 $11.00       $10.30
         - September 30, 2002                $10.00       $10.00
          (issue price, no sales)


HOLDERS

         As of September 30, 2003, the approximate number of holders of record of Common Stock of the Company was 468.


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview and General Industry Conditions

         Our primary sources of revenue are investment advisory and shareholder service fees. Advisory services include investment research, supervision of investments, conducting clients' investment programs (including evaluation, sale and reinvestment of assets), the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. Shareholder services primarily involve the handling of shareholder inquiries and providing written materials regarding our mutual fund operations and performance.

         Investment advisory and shareholder service fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $862 million as of September 30, 2003, and approximately 99% of Hennessy's total revenues were attributable to the Hennessy mutual funds for the fiscal year ended September 30, 2003.

         Neil J. Hennessy, our Chief Executive Officer, President and Chairman of the Board has served as an expert witness and mediator in securities litigation and will continue to do so on a limited basis. Total revenue derived from these services in the year ended September 30, 2003 was $7,150.

         The principal asset on our balance sheet represents the capitalized acquisition costs of investment advisory agreements with all five mutual funds. As of September 30, 2003, the management contracts acquired asset had a net balance of $5,637,943, compared to $4,480,888 at September 30, 2002. The increase reflects the acquisition of SYM Select Growth Fund assets. Under the provisions of FASB Statement No. 142 "Accounting For Goodwill and Other Intangible Assets", the prior practice of amortizing management contracts over 15 years under generally accepted accounting principles was discontinued as of September 30, 2002.

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


RESULTS OF OPERATIONS

         The following table reflects items in the Statements of Income as dollar amounts and as percentages of total revenue for the years ended September 30, 2003 and 2002:

                                                            Years Ended September 30, 2003 and 2002
                                                 --------------------------------------------------------------
                                                              2003                            2002
                                                 --------------------------------------------------------------
                                                                     Percent                          Percent
                                                     Amounts         of Total        Amounts          of Total
                                                                     Revenue                          Revenue
Revenue:

Investment advisory fees                           $ 4,192,176         87.6%       $  1,998,956         88.0%
Shareholder service fees                               547,297         11.4                   -            -

Expert witness fees                                      7,150          0.1             162,556          7.2

Gain on repayment of debt                                    -            -              90,214          4.0

Other                                                   40,905          0.9              18,561          0.8
                                                 --------------------------------------------------------------
    Total revenue                                    4,787,528        100.0           2,270,287        100.0
                                                 --------------------------------------------------------------

Operating Expenses:

Compensation and benefits                            1,330,645         27.8             732,500         32.3

General and administrative                             641,718         13.4             409,329         18.0

Mutual fund distribution                             1,010,802         21.1             328,672         14.5

Amortization and depreciation                           21,161          0.4             299,612         13.2

Interest                                                     -            -             177,204          7.8
                                                 --------------------------------------------------------------
    Total operating expenses                         3,004,326         62.7           1,947,317         85.8
                                                 --------------------------------------------------------------

Income before income tax expense                     1,783,202         37.3             322,970         14.2

Income tax expense                                     721,214         15.1              14,273          0.6

                                                 --------------------------------------------------------------
           Net income                              $ 1,061,988         22.2%       $    308,697         13.6%
                                                 ==============================================================


Year Ended September 30, 2003 Compared to the Year Ended September 30, 2002:

         Total revenue increased $2,517,241 or 110.9% in the year ended September 30, 2003 from $2,270,287 in fiscal year 2002, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows and improved market valuations. Investment advisory fees increased $2,193,220 or 109.7% in the year ended September 30, 2003 from $1,998,956 in the prior comparable period. Shareholder service fees became effective October 1, 2003 and contributed $547,297 to increased revenue in fiscal year 2003 (11.4%).

         Expert witness fees decreased by $155,406 or 95.6% to $7,150 in the year ended September 30, 2003 from $162,556 in fiscal year 2002. Mr. Hennessy is working in a very limited capacity as an expert witness and mediator in order to devote the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expense increased $1,057,009 or 54.3%, in the year ended September 30, 2003 from $1,947,317 in fiscal year 2002, reflecting increases in compensation and benefits, general and administrative expenses and mutual fund distribution costs. As a percent of total revenue, total expense decreased to 62.7% in the year ended September 30, 2003 compared to 85.8% in the prior comparable period.

         Compensation and benefits increased $598,145 or 81.7%, to $1,330,645 for the year ended September 30, 2003 from $732,500 in fiscal year 2002, resulting from an increase in Mr. Hennessy's compensation under his employment contract, the net addition of one employee, staff salary increases, year-end incentive payments, and insurance benefit cost increases. As a percentage of total revenue, compensation and benefits decreased to 27.8% for the year ended September 30, 2003 compared to 32.3% in the prior comparable period.

         General and administrative expense increased $232,389 or 56.8%, to $641,718 in the year ended September 30, 2003 from $409,329 in the year ended September 30, 2002, primarily due to increases in advertising, public relations, business insurance, professional service fees, board of directors fees and meeting expenses, shareholder service fees and meeting expenses, rent, and travel expenses. As a percentage of total revenue, general and administrative expense decreased to 13.4% in the year ended September 30, 2003 from 18.0% in the prior comparable period.

         Mutual fund distribution expenses increased $682,130 or 207.5%, to $1,010,802 in the year ended September 30, 2003 from $328,672 in the year ended September 30, 2002. As a percentage of total revenue, distribution expenses increased to 21.1% for the year ended September 30, 2003 compared to 14.5% in the prior comparable period. For the same period the net asset value of the mutual funds to which the fees relate increased 123.5%. Additionally, NTF fee rates charged by Charles Schwab, Inc. increased from 35 basis points last year to 40 basis points this year. These expenses represent "no transaction fee"
(NTF) programs through which our mutual fund shares are distributed, and fees increase as assets under management grow through use of NTF programs. Expansion of these programs continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense decreased $278,451 in the year ended September 30, 2003 to $21,161 or 92.9% from the year ended September 30, 2002, primarily due to the discontinuance of amortization of intangible management contracts acquired as required by the provisions of FASB Statement No.142, "Goodwill and Other Intangible Assets."

         Interest expense was zero in the year ended September 30, 2003 down from $177,204 in the year ended September 30, 2002. This decrease was due to payment in full of the notes due Netfolio and Firstar in March 2002.

         Income tax expense increased $706,941 for the year ended September 30, 2003, compared to fiscal year 2002, resulting from an increase in pre-tax income of $1,460,232 and an increase in our effective tax rate from 4.4% to 40.4%. The change in effective tax rate was primarily due to the elimination of valuation allowances in the prior fiscal year.

         Net income increased $753,291 or 244.0% to $1,061,988 during the year ended September 30, 2003, compared to $308,697 in the prior comparable period, primarily as a result of the factors discussed above.


Liquidity and Capital Resources

         As of September 30, 2003, Hennessy Advisors, Inc. had cash and cash equivalents of $2,802,117.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $5,684,155 as of September 30, 2003, the remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. Total assets as of September 30, 2003 were $9,148,863, compared to $6,933,014 at September 30, 2002, an increase of $2,215,849 or 32.0%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of September 30, 2003 will be sufficient to meet short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         In September, 2003, Hennessy Advisors, Inc., acquired the mutual fund assets of the SYM Select Growth Fund (SYM) which was a Mid-cap growth fund with $34.7 million in assets under management. On September 18, 2003, the acquisition transaction was completed and assets of the SYM Select Growth Fund were merged into the Hennessy Focus 30 Fund. The acquisition was funded through cash from Hennessy Advisors, Inc. in the amount of $629,413 and an interest free note from SYM Financial Corporation, in the amount of $527,912. The note is due and payable on September 18, 2004.

         On October 14, 2003, Hennessy Advisors, Inc. signed a definitive agreement to acquire a majority of the mutual fund assets managed by Lindner Asset Management, Inc. ("Lindner"), based in Deerfield, Illinois. Under terms of the agreement, Hennessy Advisors, Inc. would acquire five of Lindner's mutual funds with assets of approximately $300 million, at a purchase price equal to 2.625% of those assets. The estimated $8 million transaction is expected to be funded through a credit facility of up to $10 million offered by US Bank, St. Louis, Missouri. Pending approval of Lindner shareholders, the acquisition is expected to close in January, 2004.


Critical Accounting Policies

         In June of 2001 the Financial Accounting Standards Board issued FASB Statement No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company considers the management contracts acquired in connection with the Netfolio transactions to be intangible assets with an indefinite life. The Company fully implemented the provisions of FASB Statement No. 142 on October 1, 2002 at which time it ceased amortization on these intangible assets. This has resulted in a reduction of annual amortization expense of $279,390.

         Impairment analysis is conducted quarterly and coincides with our financial reporting on Forms 10-QSB and 10-KSB. Based on our detailed assessment of current fair market value, the value of the management contracts acquired has not been impaired. If future valuations in the marketplace decline significantly, the valuation of management contracts acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

         Discussion of all recent accounting pronouncements affecting the Company during or following the fiscal year ended September 30, 2003 is presented in financial footnote #12.


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

Risk Factors

-Our revenues will decline if the value of the securities held by the mutual funds we manage declines.

         We derive our revenues primarily from advisory fees paid by the mutual funds we manage. These advisory fees are based on a percentage of the value of the assets of the funds. For the year ended September 30, 2003, 99% of our revenues were advisory and shareholder service fees. The securities markets in general have experienced significant volatility in recent years. Volatility in the securities markets in general, and the equity markets in particular, could reduce our assets under management and consequently, reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the mutual funds we manage or decreasing their rate of investment, either of which would be likely to adversely affect us.



-Our management fees are based on the value of our assets under management, which are subject to significant fluctuations.

          Global economic conditions, interest rate fluctuations, inflation rate increases and other factors that are difficult to predict affect the mix, market values, and levels of our assets under management. The Hennessy Balanced Fund and Hennessy Total Return Fund invest approximately 50% of their portfolios in U.S. Treasury securities with one year maturities. Fluctuations in interest rates affect the value of such fixed-income assets under management. In turn, this affects our management fees. Similarly, all five of our funds are affected by changes in the equity marketplace, which may significantly affect the level of our assets under management. The factors above often have inverse effects on equity assets and fixed-income assets, making it difficult for us to predict the net effect of any particular set of conditions on our business and to decide effective strategies to counteract those conditions.



-Poor investment performance by our mutual funds could decrease sales of our funds.

         Success in the investment management and mutual fund business is dependent on investment performance as well as distribution and client servicing. Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, generating higher management fees (which are based on the amount of assets under management). Conversely, relatively poor performance tends to result in decreased sales, increased withdrawals and redemptions, with corresponding decreases in our revenues. Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of no-load mutual funds. Failure of our investment products to perform well could, therefore, have a material adverse effect . For any period in which revenues decline, our profits and profit margins may decline by a greater proportion because certain expenses remain relatively fixed.



-Our failure to comply with regulatory requirements may harm our financial condition.

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

         Our business is subject to extensive regulation in the United States, particularly by the Securities and Exchange Commission. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Changes in laws or regulations or in governmental policies could have a material adverse effect on us. See "Business -- Regulation."

-Our investment management agreements can be terminated on short notice.

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



-We face intense competition from larger companies.

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



-Market pressure to lower our advisory fees would reduce our profit margin.

         There has been a trend toward lower fees in some segments of the investment management industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund shareholders with investment returns and service that will encourage them to pay our fees. There can be no assurance that we will be able to maintain our current fee structure. Fee reductions on existing or future business could have an adverse impact on our results of operations.


-We may be required to forego all or a portion of our fees under our investment management agreements with the mutual funds.

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


-We depend upon Neil J. Hennessy to manage our business. The loss of Mr.
 Hennessy may adversely affect our business and financial condition.

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



-Changes in the distribution channels on which we depend could reduce our revenues and slow our growth.

         We derive a significant portion of our sales through investment advisors who utilize no transaction fee programs (mutual fund supermarkets). A no transaction fee program means that the mutual fund customer does not pay a transaction fee. Rather, fees are paid by the mutual fund itself or its investment advisor or distributor. Increasing competition in these distribution channels has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisors would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall financial condition.


-Our officers and directors own enough of our shares to significantly influence our company, which will limit the ability of other shareholders to influence corporate matters.

         Our officers and directors own 51.5% of our outstanding common stock. As a result, these stockholders will be able to significantly influence the outcome of any matter requiring a stockholder vote and, as a result, our management and affairs. Matters that typically require stockholder approval include the following:

    o    election of directors.

    o    merger or consolidation with another company.

    o    sale of all or substantially all of our assets.


-Acquisitions, which are part of Hennessy's business strategy, involve inherent risks that could result in adverse effects on Hennessy's operating results and financial condition and dilute the holdings of current stockholders.

         As part of Hennessy's business strategy, Hennessy intends to consider acquisitions of similar or complementary businesses. If Hennessy misjudges the value, strengths, weaknesses, liabilities or potential profitability of acquisition candidates, or is unsuccessful in integrating the operations of the acquired businesses, Hennessy may not achieve the expected return on investment in the acquired businesses, which could have a material adverse effect on Hennessy's operating results and financial condition. Any future acquisitions would be accompanied by the risks commonly associated with acquisitions.

These risks include, among others:

    o Inability to secure enough shareholder votes to gain approval of a proposed acquisition.
    o Potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses.
    o The difficulty and expense of integrating the operations and personnel of the acquired companies.
    o The potential disruption to the business of the combined company and potential diversion of management's time and attention.
    o The impairment of relationships with and the possible loss of key employees and clients as a result of the changes in management.
    o Dilution to stockholders if the acquisition were made with the Company's common stock.

     In addition, the products and technologies of acquired companies may not be effectively assimilated into Hennessy's business, and product offerings of combined companies may not have a positive effect on combined revenues or earnings. Combined companies may also incur significant expense to complete acquisitions and to support the acquired products and businesses. Furthermore, any such acquisitions may be funded through cash, debt, equity or through some combination of these resources, which could have the effect of diluting or otherwise adversely affecting the holdings or the rights of stockholders. Finally, Hennessy may not be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

Independent Auditors' Report.......................................... 18

Balance Sheets as of September 30, 2003 and 2002...................... 20

Statements of Income for the years ended September 30, 2003 and
September 30, 2002.................................................... 21

Statements of Changes in Stockholders' Equity for the years ended
September 30, 2003 and 2002........................................... 22

Statements of Cash Flows for the years ended September 30, 2003 and
2002.................................................................. 23

Notes to Financial Statements......................................... 24

                          Independent Auditors' Report



The Board of Directors and Shareholders
Hennessy Advisors, Inc.:

         We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the "Company") as of September 30, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP
San Francisco, California


November 4, 2002

                          Independent Auditors' Report



The Board of Directors and Shareholders
Hennessy Advisors, Inc.:

         We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the "Company") as of September 30, 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




Pisenti & Brinker LLP
Petaluma, California


November 12, 2003

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                    September 30, 2003 and September 30, 2002

                                                                                 September 30          September 30
Assets                                                                              2003                    2002
                                                                                    ----                    ----

Cash and cash equivalents                                                    $       2,802,117      $        2,097,059
Investments in marketable securities, at fair value                                      4,372                   3,830
Investment fee income receivable                                                       562,743                 230,019
Expert witness fees receivable                                                               -                  21,745
Management contracts acquired, net of accumulated amortization
   of $628,627                                                                       5,637,943               4,480,888
Property and equipment, net of accumulated depreciation
   of $73,590 and $52,429                                                               46,212                  42,323
Deferred income tax assets                                                              51,000                  19,695
Other assets                                                                            44,476                  37,455
                                                                               ----------------       -----------------

              Total assets                                                   $       9,148,863      $        6,933,014
                                                                               ================       =================

Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                     $         633,333      $          125,216
Income taxes payable                                                                         -                  33,168
Note payable                                                                           527,912                       -
Deferred income tax liability                                                          151,000                       -
                                                                               ----------------       -----------------

              Total liabilities                                                      1,312,245                 158,384
                                                                               ----------------       -----------------

Stockholders' equity:
Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
   authorized:   zero shares issued and outstanding                                          -                       -
Common stock, no par value, 15,000,000 shares authorized:
   1,626,142 shares issued and outstanding at September 30, 2003
   and September 30, 2002                                                            6,788,205               6,788,205
Additional paid-in capital                                                              24,008                  24,008
Retained earnings (accumulated deficit)                                              1,024,405                 (37,583)

                                                                               ----------------       -----------------
              Total stockholders' equity                                             7,836,618               6,774,630
                                                                               ----------------       -----------------

              Total liabilities & stockholders' equity                       $       9,148,863      $        6,933,014
                                                                               ================       =================



                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
                     Years Ended September 30, 2003 and 2002



                                                          2003               2002
                                                          ----               ----
             Income
                 Investment advisory fees              $ 4,192,176        $ 1,998,956
                 Shareholder service fees                  547,297                  -
                 Expert witness fees                         7,150            162,556
                 Gain on repayment of debt                       -             90,214
                 Other                                      40,905             18,561

                                                      -------------       ------------
                            Total revenue                4,787,528          2,270,287
                                                      -------------       ------------

             Expenses
                 Compensation and benefits               1,330,645            732,500
                 General and administrative                641,718            409,329
                 Mutual fund distribution                1,010,802            328,672
                 Amoritization and depreciation             21,161            299,612
                 Interest                                        -            177,204

                                                      -------------       ------------
                            Total expenses               3,004,326          1,947,317
                                                      -------------       ------------

             Income before income tax expense            1,783,202            322,970
                                                      -------------       ------------

             Income tax expense                            721,214             14,273
                                                      -------------       ------------


                            Net income                 $ 1,061,988          $ 308,697
                                                      =============       ============


             Basic earnings per share                       $ 0.65             $ 0.23
                                                      =============       ============
             .
             Diluted earnings per share                     $ 0.65             $ 0.23
                                                      =============       ============


                            See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                  Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 2003 and 2002

                                         Adjustable                                                Retained
                                           Rate                                     Additional     Earnings           Total
                                         Preferred         Common        Common      Paid-in     (Accumulated)     Stockholders'
                                           Stock           Shares        Stock       Capital       Deficit)           Equity
                                           -----           ------        -----       -------       -------            ------

Balances as of September 30, 2001         $ 40,000         960,680   $    487,840   $   24,008   $   (346,280)     $    205,568


Issuance of common shares, net of
  offering costs of $354,255                     -         574,722      5,392,965            -              -         5,392,965

Redemption of adjustable rate
  preferred shares                         (40,000)              -             -             -              -           (40,000)

Issuance of common shares as a
  result of the merger with Hennessy
  Management Co, L.P. and Hennessy
  Management Co. 2, L.P.                         -          90,740        907,400            -              -           907,400

Net income for the year
  ended September 30, 2002                       -               -             -             -        308,697           308,697

                                          -------------------------------------------------------------------------------------
Balances as of September 30, 2002         $      -       1,626,142   $  6,788,205   $   24,008   $    (37,583)     $  6,774,630


Net income for the year
  ended September 30, 2003                       -               -              -            -      1,061,988         1,061,988

                                          -------------------------------------------------------------------------------------
Balances as of September 30, 2003         $      -       1,626,142   $  6,788,205   $   24,008   $  1,024,405      $  7,836,618
                                          =====================================================================================


                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                     Years Ended September 30, 2003 and 2002

                                                                                               2003            2002
                                                                                           -------------   -------------
Cash flows from operating activities:
          Net income                                                                       $  1,061,988     $   308,697
          Adjustments to reconcile net income to net cash provided by operating activities:
                      Depreciation and amortization                                              21,161         299,612
                      Deferred income taxes                                                     119,695         (19,695)
                      Unrealized (gains) losses on marketable securities                           (467)            619
                      Realized loss on investments in limited partnership                             -           4,019
                      Gain on repayment of debt                                                       -         (90,214)
                      (Increase) decrease in:
                                  Investment fee income receivable                             (332,724)       (103,444)
                                  Expert witness fees receivable                                 21,745           2,436
                                  Other assets                                                   (7,021)        (16,411)
                      Increase (decrease) in:
                                  Accrued liabilities and accounts payable                      508,117         (60,370)
                                  Income taxes payable                                          (33,168)         33,168
                                                                                            -----------      ----------
                                         Net cash provided by operating activities            1,359,326         358,417
                                                                                            -----------      ----------

Cash flows used in investing activities:
          Purchases of property and equipment                                                   (25,050)        (19,978)
          Purchases of investments                                                                  (75)           (169)
          Acquisition of management contract                                                   (629,143)        (11,275)
                                                                                            -----------      ----------
                                         Net cash used in investing activities                 (654,268)        (31,422)
                                                                                            -----------      ----------

Cash flows provided by (used in) financing activities:
          Gross proceeds from issuance of common stock                                                -       5,747,220
          Offering costs incurred in issuance of common stock                                         -        (149,759)
          Repayment of amounts due to affiliate                                                       -            (400)
          Liquidation of adjustable rate preferred stock                                              -         (40,000)
          Repayment of note payable and accrued interest to Netfolio                                  -      (1,975,000)
          Repayment of note payable to Firstar                                                        -      (1,840,159)
                                                                                            -----------      ----------
                                         Net cash provided by financing activities                    -       1,741,902
                                                                                            -----------      ----------

Net increase in cash and cash equivalents                                                       705,058       2,068,897

Cash and cash equivalents at the beginning of the year                                        2,097,059          28,162
                                                                                            -----------      ----------

Cash and cash equivalents at the end of the year                                             $2,802,117     $ 2,097,059
                                                                                            ===========      ==========

Supplemental disclosures of cash flow information:
           Non-cash investing and financing activities:
             Common stock issued in connection with acquisition of management contracts    $          -     $   907,400
                                                                                            ===========      ==========
             Management contract acquired with note payable to SYM Financial Corporation   $    527,912     $         -
                                                                                            ===========      ==========
          Cash paid for:
             Interest                                                                      $          -     $   177,204
                                                                                            ===========      ==========
             Income taxes                                                                  $    642,401     $       931
                                                                                            ===========      ==========

                 See accompanying notes to financial statements

Notes to Financial Statements - Fiscal Year Ended September 30, 2003




(1)    Summary of the Organization and Significant Accounting Policies

       (a)    Organization

                  Hennessy Advisors, Inc. (the  "Company") was founded on
              February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

                  The operating activities of the Company consist primarily of providing investment management services to five open-end mutual funds (the Hennessy Funds). The Company serves as the investment advisor to the Hennessy Balanced Fund, the Hennessy Total Return Fund, the Hennessy Cornerstone Value Fund, the Hennessy Cornerstone Growth Fund and the Hennessy Focus 30 Fund.

       (b)    Cash and Cash Equivalents

                  Cash and cash equivalents include all cash balances and highly liquid investments which are readily convertible into cash.

       (c)    Investments in Marketable Securities

                  The Company holds investments in publicly traded mutual funds which are accounted for as trading securities under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, any unrealized gains and losses on the investments are recognized currently in operations.

                  Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

       (d)    Management Contracts Acquired

                  The Company was appointed as investment advisor to the
              Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund concurrent with its acquisition of patented automated investment strategies from Netfolio, Inc.

                  The initial management contracts acquired were capitalized at
              $4,190,840. In February of 2002, the Company recorded $918,675 as the incremental value of management contracts acquired in connection with its mergers with Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. (see Note 2). In accordance with FASB Statement No. 142, intangible assets with an indefinite life acquired after June 30, 2001 are not subject to amortization. Accordingly, the Company has not recorded any amortization for the value of the contracts acquired in connection with the mergers of the partnerships.

                  On September 18, 2003, the Company was appointed investment advisor to the Hennessy Focus 30 Fund, concurrent with the acquisition of all the assets of the SYM Select Growth Fund, which were immediately merged into the Hennessy Focus 30 Fund.

                  The Company periodically reviews the carrying value of
              management contracts acquired to determine if any impairment has occurred. Based on a detailed assessment of current fair value and anticipated future cash flows, it is the opinion of the Company's management that there has been no impairment.

       (e)    Property and Equipment

                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

       (f)    Fair Value of Financial Instruments

                  FASB Statement No. 107 requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2003. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

       (g)    Expert Witness Fees

                  The Company receives fees for services provided by the
              Company's President and staff in mediating, reviewing and consulting on various cases within the securities industry. Such fees are recognized when earned.

       (h)    Income Taxes

                  Income taxes are accounted for under the asset and liability method, in accordance with the provisions of FASB Statement No. 109 "Accounting For Income Taxes".

                  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                  A valuation allowance is then established to reduce that
              deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating losses or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include income that will result from future operations.

                  The Company's effective tax rate of 40% differs from the
              federal statutory rate of 34% primarily due to the effects of state income taxes.



       (i)    Earnings Per Share

                  Basic earnings per share is determined by dividing net
              earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

       (j)    Authorized Common and Preferred Shares

                  Authorized common and preferred shares are 15 million and 5 million shares, respectively.

       (k)    Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(2)    Merger with Hennessy Management Co., L.P. and Hennessy Management Co. 2,
       L.P.

                  Until February 28, 2002, the Hennessy Balanced Fund and Hennessy Total Return Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an intial minimum public offering of common stock, which occurred on February 28, 2002. Limited partners received an aggregate of 90,740 shares of common stock and cash of $11,275, in exchange for their partnership interests in the merger, and the Company was appointed advisor to the Balanced and Total Return (formerly Leveraged
         Dogs) funds.

(3)    Investment Advisory Agreements

                  Pursuant to investment management agreements (the Agreements), the Company provides investment advisory services to the five Hennessy Funds. The Agreements are renewable annually based upon approval by a majority of the Funds' disinterested directors. Additionally, each agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

                  As provided in the Agreements with the five Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Fund's average daily net assets. The Agreements also contain expense limitation provisions whereby the Company has agreed to reimburse certain Funds annually, under certain conditions, an amount equal to all or a portion of its investment advisory fees.

(4)    Property and Equipment

                  Property and equipment were comprised of the following as of September 30, 2003 and 2002:

                                                                                        2003                   2002
                                                                                 --------------------   --------------------

      Leasehold improvements                                                  $            43,294                 41,531
      Furniture and fixtures                                                                9,664                  6,692
      Equipment                                                                            56,054                 35,739
      Software                                                                             10,790                 10,790
                                                                                 --------------------   --------------------

                                                                                          119,802                 94,752

      Less: accumulated depreciation                                                      (73,590)               (52,429)
                                                                                 --------------------   --------------------

                                                                              $            46,212                 42,323
                                                                                 ====================   ====================

(5)    Note Payable

                  In September of 2003, the Company entered into a borrowing agreement with SYM Financial Corporation ("SYM") in order to finance its acquisition of the assets in the SYM Select Growth Fund. Under terms of the agreement, the Company borrowed $527,912, interest free, with the balance due and payable on September 18, 2004. In the event that assets acquired are eroded through redemptions by former SYM shareholders, the note payable balance would be reduced accordingly, by an amount equal to 2.75% of the excess of (a) the aggregate redemption of all segregated shares redeemed subsequent to the September 18, 2003 closing date and before September 18, 2004 (the anniversary date), over
         (b) the aggregate purchase price of all shares of the SYM Fund purchased for the segregated accounts subsequent to the closing date and before the anniversary date.


(6)    Income Taxes

         The provision for income taxes is comprised of the following for the years ended September 30, 2003 and 2002:

                                                                                        2003                   2002
                                                                                 --------------------   --------------------

      Current:
          Federal                                                             $           474,919                 18,219
          State                                                                           126,600                 15,749
                                                                                 --------------------   --------------------

                                                                                          601,519                 33,968
                                                                                 --------------------   --------------------

      Deferred:
          Federal                                                                          85,895                (17,595)
          State                                                                            33,800                 (2,100)
                                                                                 --------------------   --------------------

                                                                                          119,695                (19,695)
                                                                                 --------------------   --------------------

                                                                              $           721,214                 14,273
                                                                                 ====================   ====================

         The principal reasons for the differences from the federal statutory rate of 34% are as follows:

                                                                                        2003                   2002
                                                                                 --------------------   --------------------
      Tax provision at statutory rate                                         $           606,289                109,810
      State taxes, net of federal benefit                                                 105,864                  9,008
      Decrease in valuation allowance                                                           -               (108,675)
      Permanent differences                                                                 2,625                      -
      Other                                                                                 6,436                  4,130
                                                                                 --------------------   --------------------
                    Income tax provision                                      $           721,214                 14,273
                                                                                 ====================   ====================
                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of
       September 30, 2003 and 2002 are presented below:
                                                                                        2003                   2002
                                                                                 --------------------   --------------------
      Deferred tax assets:
       Accrued compensation                                                   $             8,000    $            14,340
       State taxes                                                                         43,000                  5,355
                                                                                 --------------------   --------------------

                    Total deferred tax assets                                              51,000                 19,695

      Deferred tax liabilities:
       Management contracts                                                              (151,000)                     -
                                                                                 --------------------   --------------------
                    Net deferred tax assets (liabilities)                     $          (100,000)   $            19,695
                                                                                 ====================   ====================

                  The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying balance sheets as of September 30, 2003 and 2002, as follows:

                                                                                        2003                   2002
                                                                                 --------------------   --------------------
            Current assets                                                    $            51,600    $            19,695
            Noncurrent assets                                                              11,400                      -
            Current liabilities                                                              (600)                     -
            Noncurrent liabilities                                                       (162,400)                     -
                                                                                 --------------------   --------------------
                Net deferred tax assets (liabilities)                         $          (100,000)   $            19,695
                                                                                 ====================   ====================

                  Company management believes it is more likely than not that deferred tax assets will be realized.

(7)    Earnings Per Share

                  The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding adjusted for common stock equivalents used in the computation of diluted earnings per share were as follows for the years ended September 30, 2003 and 2002, respectively:

                                                                                        2003                   2002
                                                                                 --------------------   --------------------
      Weighted average common stock outstanding                                         1,626,142              1,319,678
      Common stock equivalents:
          Stock options                                                                     9,549                      -
                                                                                 --------------------   --------------------
                                                                                        1,635,691              1,319,678
                                                                                 ====================   ====================

(8)    Commitments

                  The Company leases office space under a single non-cancelable operating lease that covers three suites at 750 Grant Ave. in Novato, California. The initial lease expires September 30, 2005 with five 2-year options available thereafter. Lease negotiations were completed in September 2003, and the lease became effective October 1, 2003. Total rent expense under the prior lease for the years ended September 30, 2003 and 2002 was $77,131 and $52,656, respectively. The annual minimum future rental commitments under the new lease as of September 30, 2003, are as follows:


                Year ending September 30:
                    2004                                    $            93,900
                    2005                                                 93,900
                                                                         ------
                                                            $           187,800
                                                                        =======


(9)    Stock Options

                  On May 2, 2001, the Company established an incentive plan (the
       Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation shall not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the plan. Shares available under the plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors will have the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 50,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

                  As the exercise price of all options granted under the plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. During the current fiscal year ended September 30, 2003, 72,500 options were granted. During the fiscal year ended September 30, 2002, 89,000 options were granted. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                  A summary of the status of stock options granted as of the fiscal years ended September 30, 2003 and 2002, is presented in the following table:

                                                           2003          Weighted Avg.         2002          Weighted Avg.
                                                          Number Of        Exercise           Number Of         Exercise
                                                          Options            Price            Options             Price
                                                          -------            -----            -------             -----

Outstanding at beginning of the year                          89,000        $10.00                     -               -
                                                        -------------                       -------------

              Granted                                         72,500        $12.00                92,500          $10.00
              Exercised                                            -              -                    -               -
              Forfeited                                            -              -               (3,500)         $10.00
              Expired                                              -              -                    -               -

                                                        -------------                       -------------
Outstanding at year-end                                      161,500        $10.90                89,000          $10.00
                                                        =============                       =============

Exercisable at year-end                                      161,500        $10.90                89,000          $10.00

Weighted average fair value of options                     $10.22                              $10.00


         The value of options granted in the fiscal year ended September 30, 2003 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.24%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:

                                                                                                             Basic &
                                                                                       Net Income          Diluted EPS
                                                                                   -------------------- -------------------
              For the year ended September 30, 2003
              ------------------------------------------------------------------
               Net income                                                             $  1,061,988           $    0.65
                Fair value of stock options - net of tax                                    77,431                0.05
                                                                                   -------------------- -------------------
               Proforma net income                                                    $    984,557           $    0.60
                                                                                   ==================== ===================


         The value of options granted in the fiscal year ended September 30, 2002 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.80%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:


                                                                                                             Basic &
                                                                                       Net Income          Diluted EPS
                                                                                   -------------------- -------------------
              For the year ended September 30, 2002
              -------------------------------------------------------------------
               Net income                                                             $    308,697           $    0.23
                Fair value of stock options - net of tax                                   138,807                0.10
                                                                                   -------------------- -------------------
               Proforma net income                                                    $    169,890           $    0.13

                  The Company has reserved up to 488,480 options for shares of the Company's common stock. An aggregate of 161,500 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2003. These options were fully vested upon the grant, and have a weighted average exercise price of $10.90 per share.

(10) Concentration of Credit Risk

                  The Company maintains its cash accounts with two commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2003, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $130,500. In addition, total cash and cash equivalents include $2,423,459 held in the First American Prime Obligations Fund which is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(11) Subsequent Events

                  On October 14, 2003, Hennessy Advisors, Inc. signed a definitive agreement to acquire a majority of the mutual fund assets managed by Lindner Asset Management, Inc. ("Lindner"), based in Deerfield, Illinois. Under terms of the agreement, Hennessy Advisors, Inc. would acquire five of Lindner's mutual funds with assets of approximately $300 million, at a purchase price equal to 2.625% of those assets. The estimated $8 million transaction is expected to be funded through a credit facility of up to $10 million offered by US Bank, St. Louis, Missouri. Pending approval of Lindner shareholders, the acquisition is expected to close in January, 2004.

(12) Accounting Pronouncements

                  In June of 2001 FASB Statement No. 142, "Goodwill and Other Intangible Assets" addressed financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB No, 17, "Intangible Assets". Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but will be tested at least annually for impairment. The Company considers our mutual fund management contracts to be intangible assets with an indefinite useful life. The Company fully implemented the provisions of FASB Statement No. 142 on October 1, 2002, at which time amortization on these intangible assets ceased. This change is expected to result in a reduction of annual amortization expense to the Company of $279,390. The Company performs an impairment analysis of management contracts on a quarterly basis, and as of September 30, 2003, there was no impairment.


                The impact of adoption of FASB Statement No.142 on net income and earnings per share when comparing the years ended September 30, 2003 and 2002, was as follows:

                                                                                                                   Basic &
                                                                                          Net Income             Diluted EPS
                                                                                      --------------------    ------------------
For the year ended September 30, 2003
-------------------------------------

Net income                                                                               $      1,061,988        $      0.65
Add back management contract amortization, net of tax                                                   -                  -
                                                                                      --------------------    ------------------
Adjusted net income                                                                      $      1,061,988        $      0.65
                                                                                      ====================    ==================


For the year ended September 30, 2002
-------------------------------------

Net income                                                                               $        308,697        $      0.23
Add back management contract amortization, net of tax                                             167,634               0.13
                                                                                      --------------------    ------------------
Adjusted net income                                                                      $        476,331        $      0.36
                                                                                      ====================    ==================

         In December, 2002, FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for interim periods beginning after December 15, 2002, FASB Statement No. 148 requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of FASB Statement No. 123. The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between Hennessy Advisors, Inc. (the Company) and its auditors, Pisenti & Brinker LLP.



ITEM 8A. CONTROLS AND PROCEDURES


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND OFFICERS

      Directors and Executive Officers as of September 30, 2003 are as follows:

Name                          Age            Position

Neil J. Hennessy               47            President, Chief Executive Officer and Chairman
Teresa M. Nilsen               37            Executive Vice President, CFO, Secretary and Director
Daniel B. Steadman             47            Executive Vice President and Director
Brian A. Hennessy              50            Director
Rodger Offenbach               52            Director
Daniel G. Libarle              62            Director
Thomas L. Seavey               56            Director
Henry Hansel                   55            Director



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act, each officer, director or 10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company stock within two business days after the date of the acquisition unless certain exceptions apply. Generally, transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year. To the Company's knowledge, based solely on a review of the copies of the reports furnished to it and written representations that no other reports were required, during the Company's 2003 fiscal year, the Company's officers, directors and 10% shareholders complied with all applicable
Section 16(a) filing requirements.


BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

         Neil J. Hennessy (age 47) has served as a director, president and chief executive officer of Hennessy since 1989, as president and investment manager of The Hennessy Funds, Inc. since 1996 and as a director and president of Hennessy Mutual Funds, Inc. since 2000. He is the portfolio manager of our five no-load mutual funds. Mr. Hennessy started his financial career almost 25 years ago as a broker at Paine Webber. He subsequently moved to Hambrecht & Quist and later returned to Paine Webber. Mr. Hennessy has served as an expert witness / mediator to the securities industry since 1989, and has heard / evaluated approximately 500 cases to date, in which he has prepared, reviewed, consulted and evaluated securities sensitive issues. Mr. Hennessy's securities industry experience is vast. From 1987 to 1990, Neil served as a nominated member of the National Association of Securities Dealers, Inc., District Business Conduct Committee (DBCC), and in March of 1993, he accepted the nomination to this committee again. From January 1993 to January 1995, Mr. Hennessy served his elected term as chairman of the DBCC. Mr. Hennessy is the brother of Dr. Brian
A. Hennessy.

         Teresa M. Nilsen (age 37) has served as a director, executive vice president, chief financial officer and secretary of Hennessy since 1989, as executive vice president and secretary of The Hennessy Funds, Inc. since 1996 and as executive vice president and secretary of Hennessy Mutual Funds, Inc. since 2000. Ms. Nilsen has worked in the securities industry for over 15 years. Ms. Nilsen graduated with a Bachelor's Degree in Economics from the University of California, Davis, in 1987.

         Daniel B. Steadman (age 47) has served as a director and executive vice president of Hennessy since 2000, as executive vice president of The Hennessy Funds, Inc. since 2000 and as executive vice president of Hennessy Mutual Funds, Inc. since 2000. Mr. Steadman has been in the financial services industry for over 29 years, serving as vice president of WestAmerica Bank from 1995 through 2000, vice president and an organizing officer of Novato National Bank from 1984 through 1995, assistant vice president and manager of Bank of Marin from 1980 through 1984, and banking services officer of Wells Fargo Bank from 1974 through 1980.

         Henry Hansel (age 55) has served as a director of Hennessy since 2001. Mr. Hansel attended the University of Santa Clara where he graduated in 1970 with a B.S. in Economics. He is president (since 1982) of The Hansel Dealer Group, which includes seven automobile dealerships. Mr. Hansel is a founding director of the Bank of Petaluma.

         Brian A. Hennessy (age 50) has served as a director of Hennessy since 1989, and as a director of The Hennessy Funds, Inc. from 1996 to 2001. Dr. Hennessy has been a self-employed dentist for more than 20 years. Dr. Hennessy is the brother of our chairman, Neil J. Hennessy. Dr. Hennessy attended the University of San Francisco where he earned a B.S. in Biology in 1975. Dr. Hennessy received his D.D.S. from the University of the Pacific in 1980.

         Rodger Offenbach (age 52) has served as a director of Hennessy since 2001 and as a director of The Hennessy Funds, Inc. from 1996 to 2001. Mr. Offenbach attended California State University, Sonoma where he received a B.S. in Business Administration in 1972. Mr. Offenbach has been the owner of Ray's Catering and Marin-Sonoma Picnics since 1973.

         Daniel G. Libarle (age 62) has been a director of Hennessy since 2001. Mr. Libarle attended the University of Oregon and San Jose State University, where he graduated in 1963 with a B.A. in Economics. Mr. Libarle is the owner and president of Lace House Linen, Inc. and is a founding director and chairman of the board of directors for Bank of Petaluma. Mr. Libarle is currently a director of Greater Bay Bancorp and serves on the bank's audit committee.

         Thomas L. Seavey (age 56) has served as a director of Hennessy since 2001. Mr. Seavey graduated from Western Michigan University with a B.A. in English and History in 1969. For the majority of Mr. Seavey's business career, he has been involved in the sales and marketing of athletic and leisure products, as well as marketing professional athletes. Mr. Seavey spent 12 years at Nike as head agent for sales in the Midwest, as well as California, and spent three years at International Management Group as the vice president of products. While employed at Nike, Mr. Seavey formed a family business selling sport and leisure products in 1980, and formally took over the management of that company in 1993, selling half the interest in it in 1998. Mr. Seavey is currently managing Continental Sports Group (formerly Seavey Corp.)


AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors of Hennessy Advisors, Inc. has determined that Daniel G. Libarle, who has served as chairman of our audit committee since 2001, is also the audit committee financial expert , and is independent as defined by Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. The Board based its determination on the fact that Mr. Libarle has extensive experience evaluating financial statements, and actively supervising financial managers responsible for preparing financial statements in accordance with generally accepted accounting priciples, in his capacity as the owner and president of Lace House Linen, Inc. for the past 20 years. Mr. Libarle has also acquired an understanding of internal controls, procedures for financial reporting and audit committee functions as the founding chairman of the board for Bank of Petaluma, since 1985, and as a member of the audit committee of the board of directors of Greater Bay Bancorp for the past three years.

CODE OF ETHICS

         On February 5, 2003, Hennessy Advisors, Inc. adopted a code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and controller. The code has been designed in accordance with provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct. The code is included in this annual report in Part III,
Item 13, Exhibit 14.1.

         Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

                                Hennessy Advisors, Inc.
                                750 Grant Ave., Suite #100
                                Novato, CA 94945
                                Attention: Teresa Nilsen



ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the compensation for services rendered for the year ended September 30, 2003, by our executive officers, each having received compensation in excess of $100,000 in fiscal year 2003:

                                                                                                     Long-term
                                                                                                   Compensation
                                                        Annual Compensation                           Awards -
                                                                                   All Other         Securities
                                                                                    Annual           Underlying         All Other
Name and Principal Position               Year       Salary         Bonus        Compensation         Options         Compensation
------------------------------------------------------------------------------------------------------------------------------------

Neil J. Hennessy, Chief                   2003         $180,000      $223,755   $       0                7,500       $  8,968 (4)
 Executive Officer                        2002         $156,500      $ 36,000   $   4,233 (1)            7,500       $  8,443 (5)
                                          2001         $135,468      $      0   $   6,950 (2)                0       $  1,456 (6)
------------------------------------------------------------------------------------------------------------------------------------

Teresa M. Nilsen, Chief                   2003         $ 96,000      $ 55,000   $       0                7,500       $      0
 Financial Officer  (3)                   2002         $ 75,333        $2,500   $       0                7,500       $      0
------------------------------------------------------------------------------------------------------------------------------------
------------

Daniel B. Steadman,                       2003         $ 96,000      $ 50,000   $       0                7,500       $      0
 Executive Vice President (3)             2002         $ 82,000        $2,500   $       0                7,500       $      0
------------------------------------------------------------------------------------------------------------------------------------

 (1) Auto allowance.
 (2) Auto allowance and health club membership.
 (3) Information for fiscal 2001 has been omitted as permitted by rules of the Securities and Exchange Commission.
 (4) Premiums for life insurance ($5,828) and disability insurance ($3,140) in 2003.
 (5) Premiums for life insurance ($5,827) and disability insurance ($2,616) in 2002.
 (6) Life insurance premium.


         Stock Option grants to each of the executive officers named above during the fiscal year ended September 30, 2003, were as follows:

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)


                Name                     Number of            Percent Of Total          Exercise Or       Expiration
                                         Securities         Options/SARs Granted        Base Price           Date
                                         Underlying           To Employees In             ($/Sh)
                                          Options/              Fiscal Year
                                            SARs
                                          Granted
------------------------------------------------------------------------------------------------------------------------
Neil J. Hennessy, Chief
Executive Officer                          7,500                   10.3%                  $12.00          8/06/2014

Teresa M. Nilsen, Chief
Financial Officer and                      7,500                   10.3%                  $12.00          8/06/2014
Secretary

Daniel B. Steadman,                        7,500                   10.3%                  $12.00          8/06/2014
Executive Vice President


         All options were fully vested on the date of grant.



         As shown in the following table, there have been no stock options exercised by executive officers during the fiscal year ended September 30, 2003:

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

             Name                Number of       Value            Number Of Unexercised               Value Of Unexercised
                                  Shares       Realized           Securities Underlying             In-The-Money Options/SARs
                                Acquired On                          Options/SARs At                      At FY-End ($)
                                 Exercise                              FY-End (#)                   Exercisable/Unexercisable
                                                                Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Neil J. Hennessy, Chief
Executive Officer                  None                                 15,000/0                           $60,000/$0

Teresa M. Nilsen, Chief
Financial Officer and              None                                 15,000/0                           $60,000/$0
Secretary

Daniel B. Steadman,
Executive Vice President           None                                 15,000/0                           $60,000/$0




Employment Agreements

         Neil J. Hennessy entered into an employment agreement relating to his service as Chairman of the Board of Directors and Chief Executive Officer of Hennessy Advisors, and as Chief Investment Officer and Portfolio Manager for our mutual funds, effective at the completion of our initial public offering on February 28, 2002. Under the employment agreement, Mr. Hennessy is responsible for managing or overseeing the management of our mutual funds, attracting mutual fund accounts, attracting or managing accounts for high net worth individuals or retirement accounts or otherwise generating revenues. Mr. Hennessy receives an annual salary of $180,000, and any other benefit that other employees receive. In addition to his base compensation, Mr. Hennessy will receive an incentive-based management fee in the amount of 10% of our pre-tax profit, as computed for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America. The term of the employment agreement extends through the year 2006. The agreement can only be modified with the consent of our Board of Directors.

Director Compensation

         Effective October 1, 2002, outside directors have been compensated in cash for their participation in board meetings ($750.00 per meeting, 5 meetings annually) and committee meetings ($250.00 per meeting, 2 committees, 4 meetings annually). Outside directors have also been granted 20,000 stock options each, through the fiscal year ended September 30, 2003. Effective October 1, 2003, outside directors will be compensated $1,000.00 per board meeting for their participation.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of September 30, 2003, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to Hennessy Advisors, Inc. to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.


PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership
----------------------------------   -------------------------------------------


Neil J. Hennessy                                   662,822
750 Grant Ave, Novato, CA 94945
40.4%


DIRECTORS OF THE CORPORATION

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership
----------------------------------   -------------------------------------------

Neil J. Hennessy
750 Grant Ave, Novato, CA 94945                    662,822
40.4%

Teresa M. Nilsen
750 Grant Ave, Novato, CA 94945                     35,100
2.1%

Daniel B. Steadman
750 Grant Ave, Novato, CA 94945                     17,500
1.1%

Henry Hansel
750 Grant Ave, Novato, CA 94945                     45,000
2.7%

Brian A. Hennessy
750 Grant Ave, Novato, CA 94945                     79,500
4.8%

Daniel G. Libarle
750 Grant Ave, Novato, CA 94945                     25,000
1.5%

Rodger Offenbach
750 Grant Ave, Novato, CA 94945                     30,170
1.8%

Thomas L. Seavey
750 Grant Ave, Novato, CA 94945                     25,000
1.5%



OFFICERS OF THE CORPORATION

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership
----------------------------------   -------------------------------------------


Neil J. Hennessy, President and CEO                662,822
40.1%

Teresa M. Nilsen, EVP, CFO and Secretary            35,100
2.1%

Daniel B. Steadman, EVP                             17,500
1.1%



DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP

Name of Beneficial Owners            Number of Common Shares Beneficially Owned
Percentage of Ownership(1)
----------------------------------   -------------------------------------------

Directors and Officers                             920,092
51.5%


         The portion of common shares beneficially owned by directors and officers that may be acquired within sixty days, are stock options, all of which were 100% vested on the date of grant. The following table displays the number of options and percentage of stock option ownership for each director and officer:



Name of Beneficial Owners            Number of Stock Options Beneficially Owned
Percentage of Ownership(1)
----------------------------------   -------------------------------------------

Neil J. Hennessy
750 Grant Ave, Novato, CA 94945                     15,000
9.3%

Teresa M. Nilsen
750 Grant Ave, Novato, CA 94945                     15,000
9.3%

Daniel B. Steadman
750 Grant Ave, Novato, CA 94945                     15,000
9.3%

Henry Hansel
750 Grant Ave, Novato, CA 94945                     20,000
12.4%

Brian A. Hennessy
750 Grant Ave, Novato, CA 94945                    20,000
12.4%

Daniel G. Libarle
750 Grant Ave, Novato, CA 94945                    20,000
12.4%

Rodger Offenbach
750 Grant Ave, Novato, CA 94945                    20,000
12.4%

Thomas L. Seavey
750 Grant Ave, Novato, CA 94945                    20,000
12.4%


(1) Total common shares beneficially owned include 1,626,142 shares issued and outstanding, plus 161,500 stock option grants (fully vested and exercisable), for a total of 1,787,642 shares, as of September 30, 2003.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has adopted an Option Plan (the "Plan") providing for the issuance of up to 488,480 options for shares of the Company's common stock. An aggregate of 161,500 options for the Company's common stock have been granted to certain employees, executive officers, and directors of the Company. These options were fully vested when granted, and have a weighted average exercise price of $10.90 per share. All options granted under the Plan vest immediately.

         The following table displays equity compensation plan information as of the fiscal year ended September 30, 2003:

                      Equity Compensation Plan Information

                                  Number of securities             Weighted-average            Number of securities
                                  to be issued upon                exercise price of           remaining available
                                  exercise of outstanding          outstanding options,        for issuance under
                                  options, warrants                warrants and rights         equity compensation
                                  and rights                                                   plans (excluding)
                                                                                               securities reflected
                                                                                               in column(a)
-------------------------------------------------------------------------------------------------------------------------

                                          (a)                              (b)                         (c)

Equity compensation
plans approved by                       161,500                           $10.90                    326,980(1)
security holders

Equity compensation
plans not approved                       None
by security holders

            Total                       161,500                           $10.90                      326,980

(1) The maximum number of shares of common stock that may be issued under the Company's Option Plan is 25% of the outstanding common stock.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no transactions of more than $60,000 between Hennessy Advisors, Inc. and any shareholder, director or executive officer during the last two year period ending September 30, 2003.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     2.1* Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P.

     3.1*    Amended and Restated Articles of Incorporation

     3.2*    Bylaws

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

    10.3* Investment Advisory Agreement, dated June 30, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., 2, L.P.

    10.4*    Hennessy Advisors, Inc. 2001 Omnibus Plan**


    10.4(a)* Form of Option Award Agreement**

    10.5*    Employment Agreement of Neil J. Hennessy**

    14.1     Hennessy Advisors, Inc. Code of Ethics, as adopted February 5, 2003

    23.2     Consent of KPMG LLP

    23.3     Consent of Pisenti & Brinker LLP

    31.1     Rule 13a - 14a Certification of the Chief Executive Officer

    31.2     Rule 13a - 14a Certification of the Chief Financial Officer

    32.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

    32.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350


Note:
 * = incorporated by reference from the Company's Form SB-2 registration statement (SEC File No. 333-66970)

** = management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

       Hennessy Advisors, Inc. furnished Form 8-K during the last quarter of the fiscal year ended September 30, 2003, as follows:

       --Form 8-K, furnished August 1, 2003, Earnings Release for the period ended 6/30/03.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Fees billed by our accounting firms (KPMG LLP and Pisenti & Brinker
LLP) for audit services, SEC compliance reviews and tax preparation services were as follows, for the fiscal years ending September 30, 2003 and 2002:



                                                Audit      Audit-Related        Tax         Other          Total Fees
                                                Fees         Fees(1)          Fees(2)      Fees (3)
           ---------------------------------------------------------------------------------------------------------------

           Fiscal Year 2003
           --KPMG                              $28,000       $36,000               $0             $0       $64,000
           --Pisenti & Brinker                      $0       $ 4,500           $3,500             $0       $ 8,000

           Fiscal Year 2002
           --KPMG only                         $30,000       $ 9,950               $0        $50,000       $89,950

            (1) Audit related fees are for SEC compliance reviews of Form
                10-QSB.
            (2) Tax fees are for preparation of federal and state income tax returns.
            (3) KPMG "Other Fees" were for services provided during preparation of SEC Form SB-2, an initial public offering of common stock.



                  All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by the Audit Committee of Hennessy Advisors, Inc., in accordance with the provisions of the Sarbanes-Oxley Act of 2002. There are no exceptions to the policy of securing prior approval by our audit committee for any service provided by our independent accounting firm.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.
(Registrant)

By:  /s/ Neil J. Hennessy              Dated:  December 22, 2003
   -------------------------
   Neil J. Hennessy
   Chief Executive Officer and President
   (As a duly authorized Officer on behalf of the Registrant and as Principal
    Executive Officer and Chairman of the Board of Directors)

By:  /s/ Teresa M. Nilsen              Dated:  December 22, 2003
   -------------------------
   Teresa M. Nilsen
   Chief Financial Officer, Secretary and Director


By:  /s/ Daniel B. Steadman            Dated:  December 22, 2003
   -------------------------
   Daniel B. Steadman
   Executive Vice President and Director


By:  /s/  Ralph A. Hayward             Dated:  December 22, 2003
   -------------------------
   Ralph A. Hayward
   Controller


By:  /s/  Daniel G. Libarle            Dated:  December 22, 2003
   -------------------------
   Daniel G. Libarle
   Director


By:  /s/  Thomas L. Seavey             Dated:  December 22, 2003
   -------------------------
   Thomas L. Seavey
   Director


By:  /s/  Henry Hansel                 Dated:  December 22, 2003
   -------------------------
   Henry Hansel
   Director


By:  /s/  Brian A. Hennessy            Dated:  December 22, 2003
   -------------------------
   Brian A. Hennessy
   Director


By:  /s/  Rodger Offenbach             Dated:  December 22, 2003
   -------------------------
   Rodger Offenbach
   Director

                             Hennessy Advisors, Inc.

                                  Exhibit Index


     2.1* Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P.

     3.1*    Amended and Restated Articles of Incorporation

     3.2*    Bylaws

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

    10.3* Investment Advisory Agreement, dated June 30, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., 2, L.P.

    10.4*    Hennessy Advisors, Inc. 2001 Omnibus Plan**

    10.4(a)* Form of Option Award Agreement**

    10.5*    Employment Agreement of Neil J. Hennessy**

    14.1     Hennessy Advisors, Inc. Code of Ethics as adopted February 5, 2003

    23.2     Consent of KPMG LLP

    23.3     Consent of Pisenti & Brinker LLP

    31.1     Rule 13a - 14a Certification of the Chief Executive Officer


    31.2     Rule 13a - 14a Certification of the Chief Financial Officer


    32.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

    32.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350



Note:
 * = incorporated by reference from the Company's Form SB-2 registration statement (SEC File No. 333-66970)

**   = management contract or compensatory plan or arrangement