Form 10QSB
period 2003-12-31
HENNESSY ADVISORS INC
filed 2004-01-28
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2003 was 1,626,142.

Transitional Small Business Disclosure Format:     Yes        ;   No     X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets as of December 31, 2003 and
              September 30, 2003                                              3

              Statements of Income for the three months
              ended December 31, 2003 and 2002                                4

              Statement of Changes in Stockholders' Equity
              for the three months ended December 31, 2003                    5

              Statements of Cash Flows for the three months
              ended December 31, 2003 and 2002                                6

              Notes to Condensed Financial Statements                         7

Item 2.       Management's Discussion and Analysis                           10

Item 3.       Controls and Procedures                                        14

PART II.      Other Information and Signatures                               15

Item 6.       Exhibits and Reports on Form 8-K                               15

Signatures                                                                   16

Certifications                                                               18

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                    December 31, 2003 and September 30, 2003


                                                                          December 31     September 30
Assets                                                                       2003              2003
                                                                             ----              ----
                                                                          (Unaudited)
Cash and cash equivalents                                               $ 3,149,539        $ 2,802,117
Investments in marketable securities, at fair value                           4,751              4,372
Investment fee income receivable                                            707,915            562,743
Management contracts acquired, net of accumulated amortization
   of $628,627                                                            5,677,588          5,637,943
Property and equipment, net of accumulated depreciation
   of $79,340 and $73,590                                                    87,406             46,212
Deferred income tax assets                                                   51,000             51,000
Other assets                                                                180,785             44,476
                                                                       -------------     --------------

             Total assets                                               $ 9,858,984        $ 9,148,863
                                                                       =============     ==============

Liabilities and Stockholders' Equity

Accrued liabilities and accounts payable                                  $ 489,845          $ 633,333
Income taxes payable                                                        299,738                  -
Note payable                                                                527,912            527,912
Deferred income tax liability                                               180,364            151,000
                                                                       -------------     --------------

             Total liabilities                                          $ 1,497,859        $ 1,312,245
                                                                       -------------     --------------

Stockholders' equity:
Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
    authorized:   zero shares issued and outstanding                              -                  -
Common stock, no par value, 15,000,000 shares authorized:
    1,626,142 shares issued and outstanding at December 31, 2003
    and  September 30, 2003                                               6,788,205          6,788,205
Additional paid-in capital                                                   24,008             24,008
Retained earnings                                                         1,548,912          1,024,405

                                                                       -------------     --------------
             Total stockholders' equity                                   8,361,125          7,836,618
                                                                       -------------     --------------

             Total liabilities & stockholders' equity                   $ 9,858,984        $ 9,148,863
                                                                       =============     ==============



            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
                  Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                                                               2003                       2002
                                                                               ----                       ----
                 Income
                       Investment advisory fees                              $   1,783,648             $     831,338
                       Shareholder service fees                                    222,179                   108,752
                       Expert witness fees                                               -                     7,150
                       Other                                                         5,691                     7,915

                                                                         ------------------         -----------------
                                      Total revenue                              2,011,518                   955,155
                                                                         ------------------         -----------------

                 Expenses
                       Compensation and benefits                                   474,560                   293,350
                       General and administrative                                  227,819                   173,598
                       Mutual fund distribution                                    442,066                   144,114
                       Amortization and depreciation                                 5,750                     5,270

                                                                         ------------------         -----------------
                                      Total expenses                             1,150,195                   616,332
                                                                         ------------------         -----------------

                 Income before income tax expense                                  861,323                   338,823
                                                                         ------------------         -----------------

                 Income tax expense                                                336,816                   108,858
                                                                         ------------------         -----------------


                                      Net income                             $     524,507             $     229,965
                                                                         ==================         =================


                 Basic earnings per share                                    $        0.32             $        0.14
                                                                         ==================         =================
                 .
                 Diluted earnings per share                                  $        0.31             $        0.14
                                                                         ==================         =================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statements of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2003
                                   (Unaudited)

                                                                                    Additional                         Total
                                                       Common            Common      Paid-in       Retained        Stockholders'
                                                       Shares            Stock       Capital       Earnings           Equity
                                                       ------            -----       -------       --------           ------

  Balances as of September 30, 2003                   1,626,142       $ 6,788,205    $ 24,008     $ 1,024,405      $ 7,836,618

  Net income for the three months
    ended December 31, 2003                                   -                 -           -         524,507          524,507

                                                 ----------------------------------------------------------------------------------
  Balances as of December 31, 2003                     1,626,142      $ 6,788,205    $ 24,008     $ 1,548,912      $ 8,361,125
                                                 ==================================================================================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                  Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                                                    2003               2002
                                                                                           ------------------    ------------------
Cash flows from operating activities:
    Net income                                                                               $     524,507         $     229,965
    Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization                                                    5,750                 5,270
                    Deferred income taxes                                                           29,364                     -
                    Unrealized gains on marketable securities                                         (336)                 (293)

                    (Increase) decrease in operating assets:
                                    Investment fee income receivable                              (145,172)             (118,991)
                                    Expert witness fees receivable                                       -                16,745
                                    Other assets                                                   (24,111)               10,157
                    Increase (decrease) in operating liabilities:
                                    Accrued liabilities and accounts payable                      (143,488)               11,992
                                    Income taxes payable                                           299,738                76,359
                                                                                           ------------------    ------------------
                                           Net cash provided by operating activities               546,252               231,204
                                                                                           ------------------    ------------------

Cash flows used in investing activities:
     Purchases of property and equipment                                                           (46,944)               (2,169)
     Purchases of investments                                                                          (43)                  (35)
     Payments related to acquisition of management contracts                                      (151,843)                    -
                                                                                           ------------------    ------------------
                                            Net cash used in investing activities                 (198,830)               (2,204)
                                                                                           ------------------    ------------------


Net increase in cash and cash equivalents                                                          347,422               229,000

Cash and cash equivalents at the beginning of the period                                         2,802,117             2,097,059
                                                                                           ------------------    ------------------

Cash and cash equivalents at the end of the period                                           $   3,149,539         $   2,326,059
                                                                                           ==================    ==================

Supplemental disclosures of cash flow information:
    Cash paid for:
      Income taxes                                                                           $           -         $      33,168
                                                                                           ==================    ==================

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods represented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended December 31, 2003, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2004. For additional information, refer to the financial statements for the fiscal year ended September 30, 2003, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2003.

         The operating activities of the Company consist primarily of providing investment management services to five open-end mutual funds (the "Hennessy Funds"). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.


Management Contracts

         Hennessy Advisors, Inc. has management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and Total Return Fund and with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund.

         The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc., at their meeting on March 5, 2003 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc. or Hennessy Mutual Funds, Inc. (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund) or by Hennessy Advisors, upon 60 days' prior written notice.

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

Investment Fee Income

         Advisory and Shareholder Service fees, which comprise investment fee income, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund.
The annual rate for the Hennessy Focus 30 Fund is 1.0%. The annual rate for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

         Effective October 1, 2002, the Board of Directors of Hennessy Mutual Funds, Inc. authorized an additional monthly fee for shareholder support services provided to the Hennessy Cornerstone Growth and Hennessy Cornerstone Value Fund, at an annual rate of 0.1% of average daily net assets.

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

         The Company's effective tax rate of 39.1% for the three months ended December 31, 2003, differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.



Earnings per Share

         Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

         The weighted average common shares outstanding used in the calculation of basic earnings per share, and the weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share, were as follows for the three months ended December 31, 2003 and 2002:

                                                                     Three Months Ended
                                                                  December 31, 2003 and 2002
                                                             -----------------------------------

                                                                  2003                 2002
                                                                  ----                 ----

       Weighted Average common stock outstanding                1,626,142            1,626,142
       Common stock equivalents
       - stock options                                             46,675                5,502
                                                             --------------       ----------------
                                                                1,672,817            1,631,644
                                                             ==============       ================


Stock-Based Compensation

         In December, 2002, FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB Statement No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective for interim periods beginning after December 15, 2002, FASB Statement No. 148 requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of FASB Statement No. 123. The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations.

         During the three month period ended December 31, 2003, there were 12,500 options granted. No compensation cost has been recognized for these grants. No options were granted during the three month period ended December 31, 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The value of options granted during the three months ended December 31, 2003, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:

                                                                                     Basic          Diluted
                                                                 Net Income           EPS             EPS
                                                             ------------------- --------------- ---------------
For the three months ended December 31, 2003
--------------------------------------------------
 Net income                                                      $ 524,507         $   0.32        $    0.31
  Fair value of stock options - net of tax                          12,825             0.01                -
                                                             ------------------- --------------- ---------------
 Proforma net income                                             $ 511,682         $   0.31        $    0.31
                                                             =================== =============== ===============


                  Item 2. Management's Discussion and Analysis



Overview and General Industry Conditions

         Our primary sources of revenue are investment fees derived from managing our five mutual funds. Advisory services include investment research, supervision of investments, conducting clients' investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. Shareholder services primarily include providing a call center to respond to shareholder inquiries, including specific mutual fund account information.

         Investment advisory fees and shareholder service fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $1.046 billion as of December 31, 2003, of which $1.013 billion were mutual fund assets. Approximately 99% of Hennessy's total revenues were attributable to the five Hennessy mutual funds for the three months ended December 31, 2003.

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

         The principal asset on our balance sheet represents the capitalized acquisition costs of the investment advisory agreements with all five mutual funds. As of December 31, 2003, the management contracts acquired asset had a net balance of $5,677,588.



Results of Operations

         The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2003 and 2002:

                                                          Three Months Ended December 31, 2003 and 2002
                                         ---------------------------------------------------------------------
                                                         2003                              2002
                                                            Percent                                  Percent
                                                            of Total                                 of Total
                                              Amounts       Revenue                Amounts           Revenue
                                         ---------------------------------------------------------------------
Revenue:
Investment advisory fees                     1,783,648        88.7%               $ 831,338           87.0%
Shareholder service fees                       222,179        11.0                  108,752           11.5
Expert witness fees                                  -           -                    7,150            0.7
Other                                            5,691         0.3                    7,915            0.8
                                         ---------------------------------------------------------------------
    Total revenue                            2,011,518       100.0                  955,155          100.0
                                         ---------------------------------------------------------------------

Operating Expenses:
Compensation and benefits                      474,560        23.6                  293,350           30.7
General and administrative                     227,819        11.3                  173,598           18.2
Mutual fund distribution                       442,066        22.0                  144,114           15.1
Amortization and depreciation                    5,750         0.3                    5,270            0.5
                                         ---------------------------------------------------------------------
    Total operating expenses                 1,150,195        57.2                  616,332           64.5
                                         ---------------------------------------------------------------------

Income before income tax expense               861,323        42.8                  338,823           35.5

Income tax expense                             336,816        16.7                  108,858           11.4

                                         ---------------------------------------------------------------------
           Net income                        $ 524,507        26.1%               $ 229,965          24.1%
                                         =====================================================================


Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002:

         Total revenue increased $1,056,363 (+110.6%) in the three months ended December 31, 2003, from $955,155 in the same period of 2002, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows and higher market valuations. In total, mutual fund assets increased $519.2 million to $1.013 billion as of December 31, 2003, compared to $493.7 million as of December 31, 2002 (+105.2%). Net cash inflows accounted for $212.1 million (40.9%) of increased assets while market valuations contributed the remaining $307.1 million (59.1%). Investment advisory fees increased $952,310 (+114.6%) in the three months ended December 31, 2003, while shareholder service fees increased $113,427 (+104.3%).

         There were no expert witness fees earned in the three months ended December 31, 2003, a decrease of $7,150 from the three months ended December 31, 2002. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, devoting the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $533,863 (+86.6%) in the three months ended December 31, 2003, from $616,332 in the same period of 2002. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 57.2% in the three months ended December 31, 2003, compared to 64.5% in the prior comparable period.

         Compensation and benefits increased $181,210 (+61.8%) in the three months ended December 31, 2003, from $293,350 in the prior comparable period. The increase resulted from the addition of one employee and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 23.6% for the three months ended December 31, 2003, compared to 30.7% in the prior comparable period.

         General and administrative expense increased $54,221 (+31.2%), in the three months ended December 31, 2003, from $173,598 in the three months ended December 31, 2002, due to increases in advertising and business promotion, marketing programs, investor communication services, printing and travel expenses. As a percentage of total revenue, general and administrative expense decreased to 11.3% in the three months ended December 31, 2003, from 18.2% in the prior comparable period.

         Mutual fund distribution expenses increased $297,952 (+206.7%) in the three months ended December 31, 2003, from $144,114 in the three months ended December 31, 2002. As a percentage of total revenue, distribution expenses increased to 22.0% for the three months ended December 31, 2003, compared to 15.1% in the prior comparable period. The value of mutual fund assets to which distribution expenses relate increased 105.2% from December 31, 2002 to December 31, 2003. Additionally, fees charged by Charles Schwab, Inc. increased to 40 basis points in the 3 months ended December 31, 2003 compared to 35 basis points in the prior comparable period. These expenses represent "no transaction fee"
(NTF) programs through which Hennessy mutual fund shares are distributed. These expenses increase as assets under management grow through use of "NTF" programs, and expansion of these programs has been and continues to be an integral part of management's business growth strategy.

         Amortization and depreciation expense increased a modest $480 in the three months ended December 31, 2003, from $5,270 for the three months ended December 31, 2002, resulting from limited purchases of furniture and equipment.

         For the three months ended December 31, 2003, the provision for income taxes increased $227,958, resulting from an increase in pre-tax income of $522,500.

         Net income increased $294,542 to $524,507 in the three months ended December 31, 2003, compared to $229,965 in the prior comparable period, as a result of the factors discussed above.


Liquidity and Capital Resources

         As of December 31, 2003, Hennessy Advisors, Inc. had cash and cash equivalents of $3,149,539.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $5,764,994 as of December 31, 2003, the remaining assets of $4,093,990 are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. Total assets as of December 31, 2003 were $9,858,984, compared to $9,148,863 at September 30, 2003, an increase of 7.8%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of December 31, 2003, will be sufficient to short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         In September, 2003, Hennessy Advisors, Inc., acquired the investment advisory agreement for the SYM Select Growth Fund (SYM),which was a Mid-cap growth fund with $34.7 million in assets under management. On September 18, 2003, the acquisition transaction was completed and assets of the SYM Select Growth Fund were merged into the Hennessy Focus 30 Fund. The acquisition was funded through cash from Hennessy Advisors, Inc. in the amount of $629,413 and an interest free note from SYM Financial Corporation, in the amount of $527,912. The note is due and payable on September 18, 2004.

         On October 14, 2003, Hennessy Advisors, Inc. signed a definitive agreement to acquire the investment advisory contract for a majority of the mutual fund assets managed by Lindner Asset Management, Inc. ("Lindner"), based in Deerfield, Illinois. Under terms of the agreement, Hennessy Advisors, Inc. would acquire the investment advisory contract for five of Lindner's mutual funds with assets of approximately $300 million, at a purchase price equal to 2.625% of those assets. The estimated $8 million transaction is expected to be funded through a credit facility of up to $10 million offered by US Bank, St. Louis, Missouri. Pending approval of Lindner shareholders, the acquisition is expected to close in February, 2004.


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

         Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and others, for example:

         o Continuing volatility in the equity markets have caused the levels of our assets under management to fluctuate significantly.
         o Weak market conditions or loss of investor confidence in the mutual fund industry may lower our assets under management and reduce our revenues and income.
         o We face strong competition from numerous and sometimes larger companies.

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

          Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations in our revenue can directly impact our net income from period to period. Risk factors are described in more detail in the "Risk Factors" section of the Company's Annual Report, filed on Form 10-KSB with the U.S. Securities and Exchange Commission on December 22, 2003.



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

         There has been no significant change in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                    Part II. OTHER INFORMATION AND SIGNATURES


There were no reportable events for items 1 through 5 during the three months ended December 31, 2003.


Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 31.1 Rule 13a - 14a Certification of the Chief Executive Officer

             Exhibit 31.2 Rule 13a - 14a Certification of the Chief Financial Officer

             Exhibit 32.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

             Exhibit 32.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350


         (b) Reports on Form 8-K

             Hennessy Advisors, Inc. furnished Forms 8-K during the quarter ended December 31, 2003, as follows:

             --Form 8-K, furnished October 14, 2003, Lindner Funds acquisition. --Form 8-K, furnished December 3, 2003, Mutual Fund assets surpass
                         $1.0 billion.
             --Form 8-K, furnished December 22, 2003, Earnings Release for fiscal year ended September 30, 2003.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       HENNESSY ADVISORS, INC.



Date: January 28, 2004                 By: /s/ Teresa M. Nilsen
                                           --------------------
                                           Teresa M. Nilsen, Executive Vice
                                           President, Chief Financial Officer
                                           and Secretary

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