Form 10QSB
period 2004-03-31
HENNESSY ADVISORS INC
filed 2004-05-12
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004 was 1,626,142.

Transitional Small Business Disclosure Format:     Yes       ;   No     X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.                    Financial Information

Item 1.                    Financial Statements

                           Balance Sheets as of March 31, 2004 and
                           September 30, 2003                                 3


                           Statements of Income for the three and
                           six months ended March 31, 2004 and 2003           4


                           Statement of Changes in Stockholders' Equity
                           for the six months ended March 31, 2004            5


                           Statements of Cash Flows for the six months
                           ended March 31, 2004 and 2003                      6

                           Notes to Condensed Financial Statements            7

Item 2.                    Management's Discussion and Analysis              10

Item 3.                    Controls and Procedures                           17

PART II.                   Other Information and Signatures                  18

Item 6.                    Exhibits and Reports on Form 8-K                  18

Signatures                                                                   19

Certifications

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                      March 31, 2004 and September 30, 2003

                                                                                 March 31          September 30
                                                                                   2004               2003
                                                                                   ----               ----
                                                                                 (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                                   $  3,565,489       $   2,802,117
    Investments in marketable securities, at fair value                                4,727               4,372
    Investment fee income receivable                                                 914,420             562,743
    Prepaid expenses                                                                  70,629              36,192
                                                                              ---------------    ----------------
                            Total current assets                                $  4,555,265       $   3,405,424
                                                                              ---------------    ----------------

    Property and equipment, net of accumulated depreciation
       of $86,046 and $73,590                                                   $     84,498       $      46,212
    Management contracts, net of accumulated amortization
       of $628,627                                                                14,134,911           5,637,943
    Deferred income tax assets                                                        51,000              51,000
    Other assets                                                                      68,779               8,284
                                                                              ---------------    ----------------
                            Total assets                                        $ 18,894,453       $   9,148,863
                                                                              ===============    ================

Liabilities and Stockholders' Equity
  Current liabilities:
    Accrued liabilities and accounts payable                                    $  1,182,283       $     633,333
    Income taxes payable                                                               1,705                   -
    Note payable                                                                     527,912             527,912
    Current portion of long-term debt                                              1,128,721                   -
                                                                              ---------------    ----------------
                            Total current liabilities                           $  2,840,621       $   1,161,245
                                                                              ---------------    ----------------

    Long-term debt                                                              $  6,772,328       $           -
    Deferred income tax liability                                                    244,607             151,000

                                                                              ---------------    ----------------
                            Total liabilities                                   $  9,857,556       $   1,312,245
                                                                              ---------------    ----------------

  Stockholders' equity:
    Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
        authorized:   zero shares issued and outstanding                        $          -       $           -
    Common stock, no par value, 15,000,000 shares authorized:
        1,626,142 shares issued and outstanding at March 31, 2004
        and September 30, 2003                                                     6,788,205           6,788,205
    Additional paid-in capital                                                        24,008              24,008
    Retained earnings                                                              2,224,684           1,024,405
                                                                              ---------------    ----------------
                            Total stockholders' equity                          $  9,036,897       $   7,836,618
                                                                              ---------------    ----------------

                            Total liabilities and stockholders' equity          $ 18,894,453       $   9,148,863
                                                                              ===============    ================

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
               Three and Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                          Three Months Ended March 31,               Six Months Ended March 31,
                                                             2004               2003                  2004               2003
                                                             ----               ----                  ----               ----
Revenue
       Investment advisory fees                        $   2,126,735      $     886,582      $     3,910,383     $     1,717,920
       Shareholder service fees                              257,729            115,499              479,908             224,251
       Expert witness fees                                         -                  -                    -               7,150
       Other                                                   6,269              6,458               11,960              14,373
                                                      ---------------    ---------------    -----------------   -----------------
           Total revenue                                   2,390,733          1,008,539            4,402,251           1,963,694
                                                      ---------------    ---------------    -----------------   -----------------

Operating expenses
       Compensation and benefits                             550,237            299,943            1,024,797             593,293
       General and administrative                            223,376            182,460              451,195             356,058
       Mutual fund distribution                              481,576            178,691              923,642             322,805
       Amortization and depreciation                           7,264              5,625               13,014              10,895
                                                      ---------------    ---------------    -----------------   -----------------
           Total operating expenses                        1,262,453            666,719            2,412,648           1,283,051
                                                      ---------------    ---------------    -----------------   -----------------
Operating income                                           1,128,280            341,820            1,989,603             680,643
                                                      ---------------    ---------------    -----------------   -----------------

Interest expense                                              14,371                  -               14,371                   -

                                                      ---------------    ---------------    -----------------   -----------------
Income before income tax expense                           1,113,909            341,820            1,975,232             680,643
                                                      ---------------    ---------------    -----------------   -----------------

Income tax expense                                           438,137            177,362              774,953             286,220
                                                      ---------------    ---------------    -----------------   -----------------


           Net income                                  $     675,772      $     164,458      $     1,214,650     $       394,423
                                                      ===============    ===============    =================   =================


Basic earnings per share                               $        0.42      $        0.10      $          0.74     $          0.24
                                                      ===============    ===============    =================   =================

Diluted earnings per share                             $        0.40      $        0.10      $          0.71     $          0.24
                                                      ===============    ===============    =================   =================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statements of Changes in Stockholders' Equity
                         Six Months Ended March 31, 2004
                                   (Unaudited)

                                                                                     Additional                        Total
                                                       Common           Common        Paid-in          Retained      Stockholders'
                                                       Shares           Stock         Capital          Earnings        Equity
                                                       ------           -----         -------          --------        ------

Balances as of September 30, 2003                     1,626,142       $ 6,788,205     $ 24,008        $ 1,024,405   $  7,836,618

Net income for the six months
  ended March 31, 2004                                        -                 -            -          1,200,279      1,200,279

                                               -------------------------------------------------------------------------------------
Balances as of March 31, 2004                         1,626,142       $ 6,788,205     $ 24,008        $ 2,224,684   $  9,036,897
                                               =====================================================================================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                   2004             2003
                                                                                            ----------------   ----------------
Cash flows from operating activities:
   Net income                                                                               $    1,200,279     $     394,423
   Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                          13,014            10,894
             Deferred income taxes                                                                  93,607            82,068
             Unrealized gains on marketable securities                                                (305)             (103)

             (Increase) decrease in operating assets:
                    Investment fee income receivable                                              (351,677)         (107,254)
                    Expert witness fees receivable                                                       -            21,745
                    Prepaid expenses                                                               (34,437)           18,600
             Increase (decrease) in operating liabilities:
                    Accrued liabilities and accounts payable                                       170,461            94,365
                    Income taxes payable                                                             1,705           (28,991)
                                                                                            ---------------- ----------------
                          Net cash provided by operating activities                              1,092,647           485,747
                                                                                            ---------------- ----------------

Cash flows used in investing activities:
   Purchases of property and equipment                                                             (50,743)          (13,761)
   Purchases of investments                                                                            (50)              (48)
   Payments related to acquisition of management contracts                                      (8,140,026)                -
                                                                                            ---------------- ----------------
                          Net cash used in investing activities                                 (8,190,819)          (13,809)
                                                                                            ---------------- ----------------

Cash flows provided by financing activities:
   Proceeds from long-term debt                                                                  7,861,544                 -
                                                                                            ---------------- ----------------
                          Net cash provided by financing activities                              7,861,544                 -
                                                                                            ---------------- ----------------

Net increase in cash and cash equivalents                                                          763,372           471,938

Cash and cash equivalents at the beginning of the period                                         2,802,117         2,097,059
                                                                                            ---------------- ----------------

Cash and cash equivalents at the end of the period                                          $    3,565,489     $   2,568,997
                                                                                            ================ ================

Supplemental disclosures of cash flow information:
   Cash paid for:
    Income taxes                                                                            $      695,970     $     233,813
                                                                                            ================ ================

   Non-cash investing and financing disclosures:
     Costs related to acquisition of management contracts
     included in accrued liabilities                                                        $      356,942     $           -
                                                                                            ================ ================

     Loan acquisition costs withheld from long-term debt proceeds                           $       39,505     $           -
                                                                                            ================ ================

     Loan acquisition costs included in accrued liabilities                                 $       21,548     $           -
                                                                                            ================ ================

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements


Basis of Financial Statement Presentation

               The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended March 31, 2004, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2004. For additional information, refer to the financial statements for the fiscal year ended September 30, 2003, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2003.

               The operating activities of the Company consist primarily of providing investment management services to five open-end mutual funds (the "Hennessy Funds"). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.


Management Contracts

               Hennessy Advisors, Inc. has contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund and with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund.

               The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc., at their meeting on February 10, 2004 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc. or Hennessy Mutual Funds, Inc. (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each
Fund) or by Hennessy Advisors, upon 60 days' prior written notice.

               Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary or by contract, may be required to waive its management fee or subsidize other expenses for the Funds it manages. Hennessy Advisors has contractually agreed to cap the expense ratio of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund through June 2005 (these contractual expense caps were instituted under the terms of the proxy statement and prospectus dated December 8, 2003 for the reorganization of certain Lindner funds into certain Hennessy Funds). The expense ratios for each of the funds are well below the contractual cap and subsidy is not currently required.

Long-term Debt

               On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate (4.0% per annum as of March 31, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.

               In connection with securing the financing, Hennessy Advisors, Inc. incurred loan costs in the amount of $61,052. These costs are included in other assets and are being amortized on a straight-line basis over 60 months. Amortization for both the three and six months ended March 31, 2004 amounted to $557. Accumulated amortization amounted to $557 as of March 31, 2004.

Investment Fee Income

               Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. The annual advisory fee for the Hennessy Focus 30 Fund is 1.0%. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

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

               The Company's effective tax rates of 39.3% and 39.2% for the three and six months ended March 31, 2004, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

Reclassification of Prior Period's Statements

               Certain items previously reported have been reclassified to conform with the current period's presentation.


Earnings per Share

               Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

               The weighted average common shares outstanding used in the calculation of basic earnings per share, and the weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share, were as follows for the three and six months ended March 31, 2004 and 2003:

                                                       Three Months Ended                       Six Months Ended
                                                           March 31,                                 March 31,
                                            -----------------------------------------  ----------------------------------

                                                   2004                  2003            2004                   2003
                                                   ----                  ----            ----                   ----

Weighted Average common
   stock outstanding                             1,626,142             1,626,142       1,626,142             1,626,142

Common stock equivalents
   - stock options                                  55,512                 4,854          62,483                 4,854
                                            -------------------   ---------------  ------------------   ---------------
                                                 1,681,654             1,630,996       1,688,625             1,630,996
                                            ===================   ===============  ==================   ===============

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

               During the six month period ended March 31, 2004, there were 12,500 options granted. No compensation cost has been recognized for these grants. No options were granted during the six month period ended March 31, 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The value of options granted during the six months ended March 31, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:

                                                                                                Basic         Diluted
                                                                          Net Income             EPS            EPS
                                                                     -------------------- ---------------- -------------
For the six months ended March 31, 2004
-------------------------------------------------------------
 Net income                                                              $     1,200,279       $     0.74    $     0.71
  Fair value of stock options - net of tax                                        12,825             0.01          0.01
                                                                     -------------------- ---------------- -------------
 Proforma net income                                                     $     1,187,454       $     0.73    $     0.70
                                                                     ==================== ================ =============


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

               Investment advisory fees and shareholder service fees are charged as a specified percentage of the average daily net value of the assets under management. Hennessy's total assets under management were $1.352 billion as of March 31, 2004, of which $1.314 billion were mutual fund assets. Approximately 99% of Hennessy's total revenues were attributable to the five Hennessy mutual funds for the six months ended March 31, 2004.

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

               The principal assets on our balance sheet represent the capitalized costs of investment advisory agreements with all five mutual funds. As of March 31, 2004, the management contracts asset had a net balance of $14,134,911 including the capitalized Lindner transaction, begun on February 27, 2004 and completed on March 11, 2004 with a total cost of $8,457,322.

               The principal liabilities on our balance sheet represent the financed portion of the investment advisory agreements incurred for the SYM Select Growth Fund acquisition represented by a note payable in the amount of $527,912 due and payable on September 18, 2004 and long-term debt incurred for the acquisition of the Lindner Funds contract.

               On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate (4.0% per annum as of March 31, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.


Results of Operations

               The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2004 and 2003:

                                                               Three Months Ended March 31,
                                              ---------------------------------------------------------------
                                                             2004                            2003
                                              ---------------------------------------------------------------
                                                                     Percent                      Percent
                                                                     of Total                     of Total
                                                   Amounts           RevenueE        Amounts      Revenue
                                              ---------------------------------------------------------------
Revenue:
   Investment advisory fees                     $   2,126,735         89.0%       $    886,582      87.9%
   Shareholder service fees                           257,729         10.8             115,499      11.5
   Other                                                6,269          0.2               6,458       0.6
                                              ---------------------------------------------------------------
     Total revenue                                  2,390,733        100.0           1,008,539     100.0
                                              ---------------------------------------------------------------

Operating expenses:
   Compensation and benefits                          550,237         23.0             299,943      29.7
   General and administrative                         223,376          9.4             182,460      18.1
   Mutual fund distribution                           481,576         20.1             178,691      17.7
   Amortization and depreciation                        7,264          0.3               5,625       0.6
                                              ---------------------------------------------------------------
     Total operating expenses                       1,262,453         52.8             666,719      66.1
                                              ---------------------------------------------------------------

Operating income                                    1,128,280         47.2             341,820      33.9
                                              ---------------------------------------------------------------

Interest expense                                       14,371          0.6                   -         -

                                              ---------------------------------------------------------------
Income before income tax expense                    1,113,909         46.6             341,820      33.9
                                              ---------------------------------------------------------------

Income tax expense                                    438,137         18.3             177,362      17.6

                                              ---------------------------------------------------------------
           Net income                           $     675,772         28.3%       $    164,458      16.3%
                                              ===============================================================


Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003:

               Total revenue increased $1,382,194 (+137.0%) in the three months ended March 31, 2004, from $1,008,539 in the same period of 2003, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows, acquisition of assets from Lindner Asset Management, Inc. and higher market valuations. In total, assets in the mutual funds we manage increased $816.1 million to $1.314 billion as of March 31, 2004, compared to $498.0 million as of March 31, 2003 (+163.9%). Net cash inflows accounted for $124.5 million (15%) of increased assets, the Lindner acquisition added assets of $301.0 million (37%) and market valuations contributed the remaining $390.6 million (48%). The revenue we earn from the funds we manage increased $1,240,153 (+139.9%) in the three months ended March 31, 2004, while shareholder service fees increased $142,230 (+123.1%).

               Total operating expenses increased $595,734 (+ 89.4%) in the three months ended March 31, 2004, from $666,719 in the same period of 2003. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 52.8% in the three months ended March 31, 2004, compared to 66.1% in the prior comparable period.

               Compensation and benefits increased $250,294 (+83.4%) in the three months ended March 31, 2004, from $299,943 in the prior comparable period. The increase resulted from the addition of one employee and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 23.0% for the three months ended March 31, 2004, compared to 29.7% in the prior comparable period.

               General and administrative expense increased $40,916 (+22.4%), in the three months ended March 31, 2004, from $182,460 in the three months ended March 31, 2003, due to increases in business promotion, marketing programs, investor communication services, travel expenses and office rent. As a percentage of total revenue, general and administrative expense decreased to 9.4% in the three months ended March 31, 2004, from 18.1% in the prior comparable period.

               Mutual fund distribution expenses increased $302,885 (+169.5%) in the three months ended March 31, 2004, from $178,691 in the three months ended March 31, 2003. As a percentage of total revenue, distribution expenses increased to 20.1% for the three months ended March 31, 2004, compared to 17.7% in the prior comparable period. The value of mutual fund assets to which distribution expenses relate increased approximately 103.4% from March 31, 2003 to March 31, 2004. Additionally, fees charged by Charles Schwab, Inc. increased to 40 basis points in the three months ended March 31, 2004 compared to 35 basis points in the prior comparable period. Fees charged by TD Waterhouse increased to 35 basis points on January 1, 2004, compared to 25 basis points in the prior comparable period. These expenses represent "no transaction fee" (NTF) programs through which Hennessy mutual fund shares are distributed. These expenses increase as assets under management grow through use of "NTF" programs, and expansion of these programs has been and continues to be an integral part of management's business growth strategy.

               Amortization and depreciation expense increased a modest $1,639 in the three months ended March 31, 2004, from $5,625 for the three months ended March 31, 2003, resulting from amortization of loan acquisition costs and limited purchases of furniture and equipment.

               Interest expense of $14,371 was accrued for the seventeen days from March 15th through March 31, 2004, and represents interest due on the $7.9 million loan from US Bank at the prime rate ( 4.0% as of March 31, 2004).

               For the three months ended March 31, 2004, the provision for income taxes increased $260,775, resulting from an increase in pre-tax income of $772,089.

               Net income increased $511,314 to $675,772 in the three months ended March 31, 2004, compared to $164,458 in the prior comparable period, as a result of the factors discussed above.


               The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2004 and 2003:

                                                               Six Months Ended March 31,
                                              ---------------------------------------------------------------
                                                             2004                            2003
                                              ---------------------------------------------------------------
                                                                     Percent                      Percent
                                                                     of Total                     of Total
                                                   Amounts           RevenueE        Amounts      Revenue
                                              ---------------------------------------------------------------
Revenue:
   Investment advisory fees                     $     3,910,383       88.8%       $  1,717,920      87.5%
   Shareholder service fees                             479,908       10.9             224,251      11.4
   Expert witness fees                                        -          -               7,150       0.4
   Other                                                 11,960        0.3              14,373       0.7
                                              -----------------------------------------------------------
     Total revenue                                    4,402,251      100.0           1,963,694     100.0
                                              -----------------------------------------------------------

Operating expenses:
   Compensation and benefits                          1,024,797       23.3             593,293      30.2
   General and administrative                           451,195       10.2             356,058      18.1
   Mutual fund distribution                             923,642       21.0             322,805      16.4
   Amortization and depreciation                         13,014        0.3              10,895       0.6
                                              -----------------------------------------------------------
     Total operating expenses                         2,412,648       54.8           1,283,051      65.3
                                              -----------------------------------------------------------

Operating income                                      1,989,603       45.2             680,643      34.7
                                              -----------------------------------------------------------

Interest expense                                         14,371        0.3                   -         -

                                              -----------------------------------------------------------
Income before income tax expense                      1,975,232       44.9             680,643      34.7
                                              -----------------------------------------------------------

Income tax expense                                      774,953       17.6             286,220      14.6

                                              -----------------------------------------------------------
           Net income                           $     1,200,279       27.3%       $    394,423      20.1%
                                              ===========================================================

Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003:

               Total revenue increased $2,438,557 (+124.2%) in the six months ended March 31, 2004, from $1,963,694 in the same period of 2003, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows, acquisition of assets from Lindner Asset Management, Inc. and higher market valuations. In total, assets in the mutual funds we manage increased $816.1 million to $1.314 billion as of March 31, 2004, compared to $498.0 million as of March 31, 2003 (+163.9%). Net cash inflows accounted for $124.5 million (15%) of increased assets, the Lindner acquisition added assets of $301.0 million (37%)and market valuations contributed the remaining $390.6 million (48%). The revenue we earn from the funds we manage increased $2,192,463 (+127.6%) in the six months ended March 31, 2004, while shareholder service fees increased $255,657 (+114.0%).

               There were no expert witness fees earned in the six months ended March 31, 2004, a decrease of $7,150 from the six months ended March 31, 2003. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, devoting the majority of his time to managing Hennessy Advisors, Inc.

               Total operating expenses increased $1,129,597 (+88.0%) in the six months ended March 31, 2004, from $1,283,051 in the same period of 2003. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 54.8% in the six months ended March 31, 2004, compared to 65.3% in the prior comparable period.

               Compensation and benefits increased $431,504 (+72.7%) in the six months ended March 31, 2004, from $593,293 in the prior comparable period. The increase resulted from the addition of one employee and implementation of salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 23.3% for the six months ended March 31, 2004, compared to 30.2% in the prior comparable period.

               General and administrative expense increased $95,137 (+26.7%), in the six months ended March 31, 2004, from $356,058 in the six months ended March 31, 2003, due to increases in advertising and business promotion, marketing programs, investor communication services, printing projects, travel expenses and office rent. As a percentage of total revenue, general and administrative expense decreased to 10.2% in the six months ended March 31, 2004, from 18.1% in the prior comparable period.

               Mutual fund distribution expenses increased $600,837 (+186.1%) in the six months ended March 31, 2004, from $322,805 in the six months ended March 31, 2003. As a percentage of total revenue, distribution expenses increased to 21.0% for the six months ended March 31, 2004, compared to 16.4% in the prior comparable period. The value of mutual fund assets to which distribution expenses relate increased approximately 103.4% from March 31, 2003 to March 31, 2004. Additionally, fees charged by Charles Schwab, Inc. increased to 40 basis points in the six months ended March 31, 2004 compared to 35 basis points in the prior comparable period. Fees charged by TD Waterhouse increased to 35 basis points on January 1, 2004, compared to 25 basis point previously. These expenses represent "no transaction fee" (NTF) programs through which Hennessy mutual fund shares are distributed. These expenses increase as assets under management grow through use of "NTF" programs, and expansion of these programs has been and continues to be an integral part of management's business growth strategy.

               Amortization and depreciation expense increased a modest $2,119 in the six months ended March 31, 2004, from $10,895 for the six months ended March 31, 2003, resulting from amortization of loan acquisition costs and limited purchases of furniture and equipment.

               For the six months ended March 31, 2004, the provision for income taxes increased $488,733 resulting from an increase in pre-tax income of $1,294,589.

               Interest expense of $14,371 was accrued for the seventeen days from March 15th through March 31, 2004, and represents interest due on the $7.9 million loan from US Bank at the prime rate ( 4.0% as of March 31, 2004).

               Net income increased $805,856 to $1,200,279 in the six months ended March 31, 2004, compared to $394,423 in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

               As of March 31, 2004, Hennessy Advisors, Inc. had cash and cash equivalents of $3,565,489.

               Total assets at March 31, 2004 of $18,894,453 include liquid assets of $4,484,636 (23.9%), consisting primarily of cash and receivables derived from mutual fund asset management activities.

               Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of March 31, 2004, will be sufficient to meet short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

               In September, 2003, Hennessy Advisors, Inc., completed the acquisition of the management contract for the SYM Select Growth Fund (SYM a Mid-cap growth fund) with $34.7 million in assets. On September 18, 2003, the assets of the SYM Select Growth Fund were merged into the Hennessy Focus 30 Fund. Under the terms of the Asset Purchase Agreement the management contract acquisition was funded through cash from Hennessy Advisors, Inc. in the amount of $629,413 and an interest free note from SYM Financial Corporation, in the amount of $527,912. The note is due and payable on September 18, 2004.

               On March 11, 2004, Hennessy Advisors, Inc. completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. ("Lindner"), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner's mutual funds were merged into four of the five Hennessy Funds. The purchase price was equal to 2.625% of those assets valued by the Lindner Funds custodian at closing. The transaction was funded through the credit facility provided by US Bank, St. Louis, Missouri.

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

               o We face strong competition from numerous and sometimes larger companies.
               o Changes in the distribution channels on which we depend could reduce our revenues or hinder our growth.
               o For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.
               o For the next several years, professional service fees are likely to increase due to increased securities industry legislation.
               o Business growth through asset acquisitions may not proceed as planned and result in significant expenses adversely affecting earnings.
               o Retaining the mutual fund assets associated with acquired management contracts may prove difficult and result in lower than expected revenues.
               o International conflicts and the ongoing threat of terrorism may adversely affect the general economy, financial and capital markets and our business.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders was conducted on Wednesday, January 28, 2004.

         (b) The eight current members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2005. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:


                                                 For             Withheld
                                                 ---             --------

             Neil J. Hennessy                 1,245,492           3,500
             Teresa M. Nilsen                 1,245,492           3,500
             Daniel B. Steadman               1,245,492           3,500
             Henry Hansel                     1,247,992           1,000
             Brian A. Hennessy                1,245,492           3,500
             Rodger Offenbach                 1,247,992           1,000
             Daniel G. Libarle                1,247,992           1,000
             Thomas L. Seavey                 1,247,992           1,000



Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits

         Exhibit 10.6 Loan Agreement between the Registrant and U.S. Bank National Association, dated March 15, 2004.

         Exhibit 31.1  Rule 13a - 14a Certification of the Chief Executive
                       Officer

         Exhibit 31.2  Rule 13a - 14a Certification of the Chief Financial
                       Officer

         Exhibit 32.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

         Exhibit 32.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350

(b) Reports on Form 8-K

         Hennessy Advisors, Inc. furnished Forms 8-K during the quarter ended March 31, 2004, as follows:

         --Form 8-K, furnished January 29, 2004, Earnings Release for the first quarter ended December 31, 2003.

         --Form 8-K, furnished February 27, 2004, Press Release regarding the
                        Lindner acquisition.






                                   Signatures

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        HENNESSY ADVISORS, INC.



Date:   May 12, 2004                    By: /s/ Teresa M. Nilsen
                                           -------------------------------------
                                            Teresa M. Nilsen, Executive Vice
                                            President, Chief Financial Officer
                                            and Secretary

                                  EXHIBIT INDEX
                                  -------------



      Exhibit 10.6 Loan agreement between the Registrant and U.S. Bank National Association, dated March 15, 2004.


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