Form 10QSB
period 2004-06-30
HENNESSY ADVISORS INC
filed 2004-08-10
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2004 was 1,633,142.

Transitional Small Business Disclosure Format:     Yes ___;   No     X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.              Financial Information

Item 1.              Financial Statements

                     Balance Sheets as of June 30, 2004 and
                     September 30, 2003                                       3


                     Statements of Income for the three and nine
                     months ended June 30, 2004 and 2003                      4

                     Statement of Changes in Stockholders' Equity
                     for the nine months ended June 30, 2004                  5

                     Statements of Cash Flows for the nine months
                     ended June 30, 2004 and 2003                             6

                     Notes to Condensed Financial Statements                  7

Item 2.              Management's Discussion and Analysis                    11

Item 3.              Controls and Procedures                                 18

PART II.             Other Information and Signatures                        18

Item 6.              Exhibits and Reports on Form 8-K                        18

Signatures                                                                   19

Certifications                                                               21

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                      June 30, 2004 and September 30, 2003


                                                                           June 30,        September 30,
                                                                            2004              2003
                                                                            ----              ----
                                                                         (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                          $    4,193,756  $      2,802,117
    Investments in marketable securities, at fair value                         4,662             4,372
    Investment fee income receivable                                          849,624           562,743
    Prepaid expenses                                                           38,293            36,192
    Deferred income tax assets                                                 51,000            51,000
    Other current assets                                                       30,434                 -
                                                                        -------------   ---------------
                          Total current assets                         $    5,167,769  $      3,456,424
                                                                        -------------   ---------------

    Property and equipment, net of accumulated depreciation
       of $92,884 and $73,590                                          $       80,563  $         46,212
    Management contracts, net of accumulated amortization
       of $628,627                                                         14,142,520         5,637,943
    Other assets                                                               65,726             8,284
                                                                        -------------   ---------------
                          Total assets                                 $   19,456,578  $      9,148,863
                                                                        =============   ===============

Liabilities and Stockholders' Equity
  Current liabilities:
    Accrued liabilities and accounts payable                           $    1,070,508  $        633,333
    Income taxes payable                                                       38,377                 -
    Note payable                                                              527,912           527,912
    Current portion of long-term debt                                       1,128,721                 -
                                                                        -------------   ---------------
                          Total current liabilities                    $    2,765,518  $      1,161,245
                                                                        -------------   ---------------

    Long-term debt                                                     $    6,490,148  $              -
    Deferred income tax liability                                             313,671           151,000
                                                                        -------------   ---------------
                          Total liabilities                            $    9,569,337  $      1,312,245
                                                                        -------------   ---------------

  Stockholders' equity:
    Adjustable rate preferred stock, $25 stated value,  5,000,000
        shares authorized:   zero shares issued and outstanding        $            -  $              -
    Common stock, no par value, 15,000,000 shares authorized:
        1,633,142 shares issued and outstanding at June 30, 2004
        and 1,626,142 at September 30, 2003                                 6,861,205         6,788,205
    Additional paid-in capital                                                 24,008            24,008
    Retained earnings                                                       3,002,028         1,024,405
                                                                        -------------   ---------------
                          Total stockholders' equity                   $    9,887,241  $      7,836,618
                                                                        -------------   ---------------

                          Total liabilities and stockholders' equity   $   19,456,578  $      9,148,863
                                                                        =============   ===============

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
               Three and Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                              Three Months Ended June 30,          Nine Months Ended June 30,
                                                 2004            2003                2004            2003
                                                 ----            ----                ----            ----
Revenue
              Investment advisory fees      $   2,324,616   $    1,070,737     $     6,234,999  $    2,788,657
              Shareholder service fees            269,980          140,344             749,888         364,595
              Expert witness fees                       -                -                   -           7,150
              Other                                 7,139            7,029              19,099          21,402
                                             -------------   --------------     ---------------  --------------
                  Total revenue                 2,601,735        1,218,110           7,003,986       3,181,804
                                             -------------   --------------     ---------------  --------------

Operating expenses
              Compensation and benefits           579,462          359,149           1,604,259         952,442
              General and administrative          194,450          158,638             645,645         514,696
              Mutual fund distribution            471,590          224,509           1,395,232         547,314
              Amortization and depreciation         9,891            4,941              22,905          15,836
                                             -------------   --------------     ---------------  --------------
                  Total operating expenses      1,255,393          747,237           3,668,041       2,030,288
                                             -------------   --------------     ---------------  --------------
Operating income                                1,346,342          470,873           3,335,945       1,151,516
                                             -------------   --------------     ---------------  --------------

Interest expense                                   77,982                -              92,353               -

                                             -------------   --------------     ---------------  --------------
Income before income tax expense                1,268,360          470,873           3,243,592       1,151,516
                                             -------------   --------------     ---------------  --------------

Income tax expense                                491,016          185,791           1,265,969         472,011
                                             -------------   --------------     ---------------  --------------

                  Net income                $     777,344   $      285,082     $     1,977,623  $      679,505
                                             =============   ==============     ===============  ==============


Basic earnings per share                    $        0.48   $         0.18     $          1.22  $         0.42
                                             =============   ==============     ===============  ==============

Diluted earnings per share                  $        0.46   $         0.17     $          1.17  $         0.42
                                             =============   ==============     ===============  ==============


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statement of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2004
                                   (Unaudited)

                                                                                     Additional                        Total
                                                       Common           Common        Paid-in          Retained      Stockholders'
                                                       Shares           Stock         Capital          Earnings        Equity
                                                       ------           -----         -------          --------        ------


Balances as of September 30, 2003                     1,626,142       $ 6,788,205     $ 24,008        $ 1,024,405   $ 7,836,618

Net income for the nine months
  ended June 30, 2004                                         -                 -            -          1,977,623     1,977,623

Employee stock options exercised                          7,000            73,000            -                  -        73,000

                                                  -----------------------------------------------------------------------------
Balances as of June 30, 2004                          1,633,142       $ 6,861,205     $ 24,008        $ 3,002,028   $ 9,887,241
                                                  =============================================================================


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                 2004            2003
                                                                                             --------------  --------------
Cash flows from operating activities:
              Net income                                                                      $  1,977,623    $   679,505
              Adjustments to reconcile net income to net cash provided by operating activities:
                          Depreciation and amortization                                             22,905         15,836
                          Deferred income taxes                                                    162,671        115,986
                          Unrealized gains on marketable securities                                   (224)          (468)

                          (Increase) decrease in operating assets:
                                      Investment fee income receivable                            (286,881)      (209,187)
                                      Expert witness fees receivable                                     -         21,745
                                      Prepaid expenses                                              (2,101)         1,340
                                      Other current assets                                         (30,434)             -
                          Increase (decrease) in operating liabilities:
                                      Accrued liabilities and accounts payable                     437,175        222,821
                                      Income taxes payable                                          38,377         (1,858)
                                                                                             --------------    -----------
                                                   Net cash provided by operating activities     2,319,111        845,720
                                                                                             --------------    -----------

Cash flows used in investing activities:
              Purchases of property and equipment                                                  (53,645)       (25,050)
              Purchases of investments                                                                 (66)           (65)
              Payments related to acquisition of management contracts                           (8,504,577)             -
                                                                                             --------------    -----------
                                                   Net cash used in investing activities        (8,558,288)       (25,115)
                                                                                             --------------    -----------

Cash flows provided by financing activities:
              Proceeds from long-term debt                                                       7,861,544              -
              Principal payments on long-term debt                                                (282,180)             -
              Payment of loan acquisition costs                                                    (21,548)             -
              Proceeds from exercise of employee stock options                                      73,000              -
                                                                                             --------------    -----------
                                                   Net cash provided by financing activities     7,630,816              -
                                                                                             --------------    -----------

Net increase in cash and cash equivalents                                                        1,391,639        820,605

Cash and cash equivalents at the beginning of the period                                         2,802,117      2,097,059
                                                                                             --------------    -----------

Cash and cash equivalents at the end of the period                                          $    4,193,756    $ 2,917,664
                                                                                             ==============    ===========

Supplemental disclosures of cash flow information:
              Cash paid for:
                 Income taxes                                                               $    1,057,207    $   345,437
                                                                                             ==============  ==============
                 Interest                                                                   $       75,436    $         -
                                                                                             ==============  ==============

              Non-cash investing and financing transactions:
                Loan acquisition costs withheld from long-term debt proceeds                $       39,505    $         -
                                                                                             ==============  ==============

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended
June 30, 2004, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2004. For additional information, refer to the financial statements for the fiscal year ended September 30, 2003, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 22, 2003.

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

Hennessy Advisors, as deemed necessary or by contract, may be required to waive its management fee or subsidize other expenses for the Funds it manages. Hennessy Advisors has agreed to cap the expense ratio of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund through June 2005 (these contractual expense caps were instituted under the terms of the proxy statement and prospectus dated December 8, 2003 for the reorganization of certain Lindner funds into certain Hennessy Funds)and to subsidize certain expenses. The expense ratios for each of the funds are well below the contractual cap and subsidy is not currently required.

Long-term Debt

         On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (4.0% at June 30, 2004), and is secured by the Company's assets. The final installment of the then outstanding principal and interest is due March 10, 2009.

         In connection with securing the financing, Hennessy Advisors, Inc. incurred loan costs in the amount of $61,052. These costs are included in other assets and are being amortized on a straight-line basis over 60 months.


Investment Fee Revenue

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

         The Company's effective tax rates of 38.7% and 39.0% for the three and nine months ended June 30, 2004, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

         The weighted average common shares outstanding used in the calculation of basic earnings per share, and the weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share, were as follows for the three and nine months ended June 30, 2004 and 2003:

                                                   Three Months Ended                      Nine Months Ended
                                                        June 30,                                 June 30,
                                       ----------------------------------------   -------------------------------------
                                              2004                 2003                 2004               2003
                                              ----                 ----                 ----               ----

Weighted Average common                     1,628,840            1,626,142           1,627,038           1,626,142
  stock outstanding
Common stock equivalents
- stock options                                49,822                9,000              68,007               6,936
                                       -------------------  -------------------   ------------------ ------------------
                                            1,678,662            1,635,142           1,695,045           1,633,078
                                       ===================  ===================   ================== ==================

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

         During the three month period ended June 30, 2004, there were 2,000 options granted. No compensation cost has been recognized for these grants. No options were granted during the three month period ended June 30, 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The value of options granted during the three months ended June 30, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 36.5%:

                                                                                               Basic        Diluted
                                                                        Net Income              EPS           EPS
                                                                  -----------------------  -------------- -------------
For the three months ended June 30, 2004
-------------------------------------------------------------
 Net income                                                          $           777,344    $       0.48   $      0.46
  Fair value of stock options - net of tax                                        10,992            0.01          0.00
                                                                  -----------------------  -------------- -------------
 Proforma net income                                                 $           766,352    $       0.47   $      0.46
                                                                  =======================  ============== =============





         During the nine month period ended June 30, 2004, there were 14,500 options granted. No compensation cost has been recognized for these grants. No options were granted during the nine-month period ended June 30, 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The value of options granted during the nine months ended June 30, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 36.5%:

                                                                                               Basic        Diluted
                                                                        Net Income              EPS           EPS
                                                                  -----------------------  -------------- -------------
For the nine months ended June 30, 2004
-------------------------------------------------------------
 Net income                                                          $         1,977,623     $      1.22    $     1.17
  Fair value of stock options - net of tax                                        23,817            0.02          0.02
                                                                  -----------------------  -------------- -------------
 Proforma net income                                                 $         1,953,806     $      1.20    $     1.15
                                                                  =======================  ============== =============

Subsequent Events

         On August 2, 2004, the Company granted 3,500 options to one employee.




                  Item 2. Management's Discussion and Analysis


Overview

         Hennessy Advisors, Inc. ("Hennessy Advisors"), a California corporation, is a publicly traded investment management firm. The Company's principal business activity is managing and marketing mutual funds. Hennessy Advisors is the investment manager of the Hennessy Funds, a family of five no-load mutual funds. Each of the Hennessy Funds employs a unique mutual fund money management approach combining time-tested stock selection formulas.

         Neil J. Hennessy, Chairman, President and CEO of Hennessy Advisors also serves as the Portfolio Manager, President and Director of the Hennessy Funds. Mr. Hennessy also served as expert witness and mediator in securities cases in the past. Mr. Hennessy has limited his mediation activities to devote more time to managing the investment advisory business of Hennessy Advisors, Inc., resulting in significant reduction of revenue from these activities compared to prior periods. Hennessy Advisors, under the direction of Neil Hennessy, provides advisory services to the Hennessy Funds, including investment research, supervision of investments, conducting investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information.

         Hennessy Funds pay fees to Hennessy Advisors for these services, which are charged as a percentage of the average daily net value of the assets under management in the funds. Fees paid to Hennessy Advisors are based on the value of the funds managed and fluctuate with changes in the total value of the assets under management. Hennessy Advisors' total assets under management were $1.324 billion as of June 30, 2004, of which $1.285 billion were mutual fund assets. Hennessy Advisors also provides shareholder servicing for the Hennessy Funds, which consists primarily of providing a call center to respond to shareholder inquiries, including specific mutual fund account information.

         Hennessy Advisors' principal business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates and competitive conditions. Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations can occur in our revenue and net income from period to period.

         Hennessy Advisors distributes its funds through third-party broker/dealers and independent financial institutions such as Charles Schwab, Inc., Fidelity, TD Waterhouse and Pershing. These distribution platforms are considered an integral part of Hennessy Advisors' sales/distribution strategy. Hennessy Advisors participates in "no transaction fee" ("NTF") programs with these companies, which allow customers to purchase the Hennessy Funds through third party distribution channels without paying a transaction fee. The use of "NTF" programs and expansion of these programs have been, and continue to be, an important part of our business growth strategy. Hennessy Advisors compensates these third party distributors under a pre-determined contractual agreement.

         The principal assets on our balance sheet represent the capitalized costs of investment advisory agreements with all five mutual funds. As of June 30, 2004, the management contracts asset had a net balance of $14,142,520 and includes the capitalized Lindner transaction, which began on February 27, 2004 and completed on March 11, 2004 with a total cost of $8,464,931.

         The principal liabilities on our balance sheet represent the financed portion of the investment advisory agreements incurred for the SYM Select Growth Fund acquisition represented by a note payable in the amount of $527,912 due and payable on September 18, 2004 and long-term debt incurred for the acquisition of the Lindner Funds contract.

         On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (4.0% at June 30, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.



Results of Operations

      The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2004 and 2003:

                                                               Three Months Ended June 30,
                                                    -------------------------------------------------------------
                                                          2004                           2003
                                                    -------------------------------------------------------------
                                                                           Percent                        Percent
                                                                           of Total                       of Total
                                                         Amounts           Revenue          Amounts       Revenue
                                                    --------------------------------------------------------------
Revenue:
   Investment advisory fees                          $    2,324,616         89.3%        $  1,070,737       87.9%
   Shareholder service fees                                 269,980         10.4              140,344       11.5
   Other                                                      7,139          0.3                7,029        0.6
                                                    -------------------------------------------------------------
     Total revenue                                        2,601,735        100.0            1,218,110      100.0
                                                    -------------------------------------------------------------

Operating expenses:
   Compensation and benefits                                579,462         22.3              359,149       29.5
   General and administrative                               194,450          7.5              158,638       13.0
   Mutual fund distribution                                 471,590         18.1              224,509       18.4
   Amortization and depreciation                              9,891          0.4                4,941        0.4
                                                    -------------------------------------------------------------
     Total operating expenses                             1,255,393         48.3              747,237       61.3
                                                    -------------------------------------------------------------

Operating income                                          1,346,342         51.7              470,873       38.7
                                                    -------------------------------------------------------------

Interest expense                                             77,982          3.0                    -          -
                                                    -------------------------------------------------------------
Income before income tax expense                          1,268,360         48.7              470,873       38.7
                                                    -------------------------------------------------------------

Income tax expense                                          491,016         18.8              185,791       15.3
                                                    -------------------------------------------------------------
           Net income                                $      777,344         29.9%        $    285,082       23.4%
                                                    =============================================================

         Total revenue increased $1,383,625 (+113.6%) in the three months ended June 30, 2004, from $1,218,110 in the same period of 2003, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows, acquisition of assets from Lindner Asset Management, Inc. and higher market valuations. In total, assets in the mutual funds we manage increased $621.5 million to $1.285 billion as of June 30, 2004, compared to $663.2 million as of June 30, 2003 (+93.7%). The Lindner acquisition added assets of $301.0 million (48.4%), market valuations contributed $256.7 million (41.3%) and net cash inflows accounted for the remaining $63.8 million in increased assets (10.3%). The revenue we earn from the funds we manage increased $1,253,879 (+117.1%) in the three months ended June 30, 2004, while shareholder service fees increased $129,636 (+92.4%).

         Total operating expenses increased $508,156 (+ 68.0%) in the three months ended June 30, 2004, from $747,237 in the same period of 2003. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 48.3% in the three months ended June 30, 2004, compared to 61.3% in the prior comparable period.

         Compensation and benefits increased $220,313 (+61.3%) in the three months ended June 30, 2004, from $359,149 in the prior comparable period. The increase resulted from the addition of a marketing director and salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 22.3% for the three months ended June 30, 2004, compared to 29.5% in the prior comparable period.

         General and administrative expense increased $35,812 (+22.6%), in the three months ended June 30, 2004, from $158,638 in the three months ended June 30, 2003, due to increases in business promotion activities, marketing programs, participation in industry conferences, insurance costs and office rent. As a percentage of total revenue, general and administrative expense decreased to 7.5% in the three months ended June 30, 2004, from 13.0% in the prior comparable period.

         Mutual fund distribution expenses increased $247,081 (+110.1%) in the three months ended June 30, 2004, from $224,509 in the three months ended June 30, 2003. As a percentage of total revenue, distribution expenses decreased to 18.1% for the three months ended June 30, 2004, compared to 18.4% in the prior comparable period. The value of mutual fund assets to which distribution expenses relate increased approximately 81.7% from June 30, 2003 to June 30, 2004. Additionally, fees charged by Charles Schwab, Inc. increased to 40 basis points in the three months ended June 30, 2004 compared to 35 basis points in the prior comparable period. Fees charged by TD Waterhouse increased to 35 basis points on January 1, 2004, compared to 25 basis points in the prior comparable period.

         Amortization and depreciation expense increased $4,950 in the three months ended June 30, 2004, from $4,941 for the three months ended June 30, 2003, resulting from amortization of loan acquisition costs and purchases of furniture and equipment.

         Interest expense of $77,982 was generated from the US Bank $7.9 million loan used to acquire assets from Lindner Asset Management, Inc. Interest accrues at the prime rate in effect as it may change from time to time (4.0% at June 30, 2004).

         For the three months ended June 30, 2004, the provision for income taxes increased $305,225 resulting from an increase in pre-tax income of $797,487.

         Net income increased $492,262 to $777,344 in the three months ended June 30, 2004, compared to $285,082 in the prior comparable period, as a result of the factors discussed above.



         The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2004 and 2003:

                                                                 Nine Months Ended June 30,
                                                    -------------------------------------------------------------
                                                          2004                           2003
                                                    -------------------------------------------------------------
                                                                           Percent                        Percent
                                                                           of Total                       of Total
                                                         Amounts           Revenue          Amounts       Revenue
                                                    --------------------------------------------------------------
Revenue:
   Investment advisory fees                          $      6,234,999        89.0%       $   2,788,657      87.6%
   Shareholder service fees                                   749,888        10.7              364,595      11.5
   Expert witness fees                                              -           -                7,150       0.2
   Other                                                       19,099         0.3               21,402       0.7
                                                    -------------------------------------------------------------
     Total revenue                                          7,003,986       100.0            3,181,804     100.0
                                                    -------------------------------------------------------------

Operating expenses:
   Compensation and benefits                                1,604,259        23.0              952,442      29.9
   General and administrative                                 645,645         9.2              514,696      16.2
   Mutual fund distribution                                 1,395,232        19.9              547,314      17.2
   Amortization and depreciation                               22,905         0.3               15,836       0.5
                                                    -------------------------------------------------------------
     Total operating expenses                               3,668,041        52.4            2,030,288      63.8
                                                    -------------------------------------------------------------

Operating income                                            3,335,945        47.6            1,151,516      36.2
                                                    -------------------------------------------------------------

Interest expense                                               92,353         1.3                    -        -
                                                    -------------------------------------------------------------
Income before income tax expense                            3,243,592        46.3            1,151,516      36.2
                                                    -------------------------------------------------------------

Income tax expense                                          1,265,969        18.1              472,011      14.8
                                                    -------------------------------------------------------------
           Net income                                $      1,977,623       28.2%        $     679,505      21.4%
                                                    =============================================================

         Total revenue increased $3,822,182 (+120.1%) in the nine months ended June 30, 2004, from $3,181,804 in the same period of 2003, primarily due to fees earned from increased mutual fund assets under management, resulting from increased net cash inflows, acquisition of assets from Lindner Asset Management, Inc. and higher market valuations. In total, assets in the mutual funds we manage increased $621.5 million to $1.285 billion as of June 30, 2004, compared to $663.2 million as of June 30, 2003 (+93.7%). The Lindner acquisition added assets of $301.0 million (48.4%), market valuations contributed $256.7 million (41.3%) and net cash inflows accounted for the remaining $63.8 million in increased assets (10.3%). The revenue we earn from the funds we manage increased $3,446,342 (+123.6%) in the nine months ended June 30, 2004, while shareholder service fees increased $385,293 (+105.7%).

         There were no expert witness fees earned in the nine months ended June 30, 2004, a decrease of $7,150 from the nine months ended June 30, 2003. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, devoting the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $1,637,753 (+80.7%) in the nine months ended June 30, 2004, from $2,030,288 in the same period of 2003. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 52.4% in the nine months ended June 30, 2004, compared to 63.8% in the prior comparable period.

         Compensation and benefits increased $651,817 (+68.4%) in the nine months ended June 30, 2004, from $952,442 in the prior comparable period. The increase resulted from the addition of a marketing director and salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 23.0% for the nine months ended June 30, 2004, compared to 29.9% in the prior comparable period.

         General and administrative expense increased $130,949 (+25.4%), in the nine months ended June 30, 2004, from $514,696 in the nine months ended June 30, 2003, due to increases in business promotion activities, marketing programs, participation in industry conferences, insurance costs and office rent. As a percentage of total revenue, general and administrative expense decreased to 9.2% in the nine months ended June 30, 2004, from 16.2% in the prior comparable period.

         Mutual fund distribution expenses increased $847,918 (+154.9%) in the nine months ended June 30, 2004, from $547,314 in the nine months ended June 30, 2003. As a percentage of total revenue, distribution expenses increased to 19.9% for the nine months ended June 30, 2004, compared to 17.2% in the prior comparable period. The value of mutual fund assets to which distribution expenses relate increased 81.7% from June 30, 2003 to June 30, 2004. Additionally, fees charged by Charles Schwab, Inc. increased to 40 basis points in the nine months ended June 30, 2004 compared to 35 basis points in the prior comparable period. Fees charged by TD Waterhouse increased to 35 basis points on January 1, 2004, compared to 25 basis points previously.

         Amortization and depreciation expense increased $7,069 in the nine months ended June 30, 2004, from $15,836 for the nine months ended June 30, 2003, resulting from amortization of loan acquisition costs and purchases of furniture and equipment.

         Interest expense of $92,353 was generated from the US Bank $7.9 million loan used to acquire assets from Lindner Asset Management, Inc. Interest accrues at the prime rate in effect as it may change from time to time (4.0% at June 30, 2004).

         For the nine months ended June 30, 2004, the provision for income taxes increased $793,958 resulting from an increase in pre-tax income of $2,092,076.

         Net income increased $1,298,118 to $1,977,623 in the nine months ended June 30, 2004, compared to $679,505 in the prior comparable period, as a result of the factors discussed above.



Liquidity and Capital Resources

         As of June 30, 2004, Hennessy Advisors, Inc. had cash and cash equivalents of $4,193,756.

         Total assets at June 30, 2004 of $19,456,578 include liquid assets of $5,116,769 (26.3%), consisting primarily of cash and receivables derived from mutual fund asset management activities.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of June 30, 2004, will be sufficient to meet short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

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

         On March 11, 2004, Hennessy Advisors, Inc. completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. ("Lindner"), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner's mutual funds were merged into four of the five Hennessy Funds. The purchase price was equal to 2.625% of those assets valued by the Lindner Funds custodian at closing. The transaction was funded through a credit facility provided by US Bank, St. Louis, Missouri. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate which may change from time to time (4.0% at June 30, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.


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

        o For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.
        o For the next several years, professional service fees are likely to increase due to increased securities industry legislation.
        o Business growth through asset acquisitions may not proceed as planned and result in significant expenses adversely affecting earnings.
        o Retaining the mutual fund assets associated with acquired management contracts may prove difficult and result in lower than expected revenues.
        o International conflicts and the ongoing threat of terrorism may adversely affect the general economy, financial and capital markets and our business.
        o During the next several years, interest rate fluctuations, particularly increases in the prime rate, may increase our debt service payments.

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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits


             Exhibit 31.1 Rule 13a - 14a Certification of the Chief Executive ------------ Officer

             Exhibit 31.2 Rule 13a - 14a Certification of the Chief Financial ------------ Officer

             Exhibit 32.1 Written Statement of the Chief Executive Officer, ------------ Pursuant to 18 U.S.C. ss. 1350

             Exhibit 32.2 Written Statement of the Chief Financial Officer, ------------ Pursuant to 18 U.S.C. ss. 1350

(b) Reports on Form 8-K

               Hennessy Advisors, Inc. furnished Form 8-K during the quarter ended June 30, 2004, as follows:


               --Form 8-K, furnished May 12, 2004, Earnings Release for
                           the second quarter ended March 31, 2004.



                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        HENNESSY ADVISORS, INC.



Date:   August 10, 2004                 By:   /s/ Teresa M. Nilsen
                                           -------------------------------------
                                             Teresa M. Nilsen, Executive Vice
                                             President, Chief Financial Officer
                                             and Secretary

                                  EXHIBIT INDEX





      Exhibit 31.1   Rule 13a - 14a Certification of the Chief Executive
      ------------   Officer


      Exhibit 31.2   Rule 13a - 14a Certification of the Chief Financial
      ------------   Officer



      Exhibit 32.1   Written Statement of the Chief Executive Officer,
      ------------   pursuant to 18 U.S.C.ss.1350


      Exhibit 32.2   Written Statement of the Chief Financial Officer,
      ------------   pursuant to 18 U.S.C.ss.1350