Form 10KSB
period 2004-09-30
HENNESSY ADVISORS INC
filed 2004-12-14
CIK 1145255

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

                  For the Fiscal Year Ended September 30, 2004

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [X]


Total revenues for Fiscal Year 2004 were $9,545,189.

The aggregate market value of the Common Stock of the registrant held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) was $22,779,745, based on the most recent common equity selling price of $26.30 per share, within the last 60 days (December 3, 2004).

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 10, 2004 there were 1,635,142 shares of common stock issued and outstanding.

    ----------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference.


Transitional Small Business Disclosure Format (Check one):

 Yes _  No X

                             HENNESSY ADVISORS, INC.
                                   FORM 10-KSB

                  For the Fiscal Year Ended September 30, 2004
     ----------------------------------------------------------------------

Table of Contents:

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS............................................  4
  GENERAL..................................................................  4
  SUMMARY OF INVESTMENT PRODUCTS AND STRATEGIES............................  5
  EMPLOYEES................................................................  8
ITEM 2. DESCRIPTION OF PROPERTY............................................  8
ITEM 3. LEGAL PROCEEDINGS..................................................  9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  9

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
  BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...........................  9
  MARKET INFORMATION.......................................................  9
  HOLDERS..................................................................  9
  DIVIDENDS................................................................  9
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS............................... 10
  RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2004
   AND SEPTEMBER 30, 2003.................................................. 11
    Liquidity and Capital Resources........................................ 12
    Critical Accounting Policies........................................... 13
    Forward Looking Statements and Risk Factors............................ 13
ITEM 7. FINANCIAL STATEMENTS............................................... 17
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE..................................................... 30
ITEM 8A. CONTROLS AND PROCEDURES........................................... 31

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT......................... 31
  DIRECTORS AND OFFICERS................................................... 31
  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.................. 31
  BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS............................ 31
  AUDIT COMMITTEE FINANCIAL EXPERT......................................... 33
  CODE OF ETHICS........................................................... 33
ITEM 10. EXECUTIVE COMPENSATION............................................ 33
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 AND RELATED STOCKHOLDER MATTERS........................................... 35
  PERSONS BENEFICIALLY OWNING MORE THAN 5% OF OUTSTANDING COMMON STOCK..... 36
  DIRECTORS OF THE CORPORATION............................................. 36
  OFFICERS OF THE CORPORATION.............................................. 36
  DIRECTORS AND OFFICERS OF THE CORPORATION AS A GROUP..................... 36
  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS....... 36
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 37
ITEM 13. EXHIBITS............................................ ............. 38
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 68
SIGNATURES................................................................. 69

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

The Company

         Hennessy Advisors,Inc.("Hennessy Advisors" or the "Company")provides investment advisory services to our own family of no-load open-ended mutual funds as well as high net worth investors, primarily located in the United States. We generally manage assets on a discretionary basis (i.e., there is no need to seek the client's approval for securities transactions). We invest through a set of quantitative criteria rather than qualitative judgments. Under investment management agreements with the mutual funds described below, fund assets are invested in the stock of public companies and in U.S. Treasury securities, in accordance with a specific strategy designed to meet the investment objective of each fund. Our investment management agreements with high net worth individuals generally give us discretion to invest their funds by applying the same quantitative criteria described below for the fund portfolios, modified in each instance by specific investment criteria supplied by the client. As of September 30, 2004, we managed $1.261 billion in total assets, of which $1.222 billion or 97% were managed on behalf of the mutual funds. Fees generated through management of our mutual fund assets comprise 99% of our total revenues.

Company History

         Hennessy Advisors was founded in 1989 as a California corporation under the name Edward J. Hennessy Incorporated. We served mainly individual investors as an NASD broker-dealer. In 1996 we became an investment adviser to no load mutual funds, which we founded as The Hennessy Funds, Inc., building assets under management through the Hennessy Balanced Fund. In 1998 we launched the Hennessy Total Return Fund. Since their inception, a portion of these funds have been managed utilizing the "Dogs of the Dow" investment strategy, periodically purchasing the 10 highest yielding Dow Jones stocks in approximately equal dollar amounts and holding those stocks for one year.

         In June of 2000, we acquired the management contracts to two additional mutual funds from Netfolio, Inc. (formerly O'Shaugnessy Capital Management) and obtained the right to use the names and investment strategies of the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund. These two no-load open-end mutual funds had approximately $197 million in assets under management at the time of the acquisition. Each of these funds is a series of Hennessy Mutual Funds, Inc. and maintains a 50-stock portfolio selected using formula-based strategies licensed by from Netfolio, Inc.

         In September of 2003, we acquired the assets of the SYM Select Growth Fund and simultaneously launched our fifth no-load mutual fund, the Hennessy Focus 30 Fund. This fund is an additional series of the Hennessy Mutual Funds, Inc. The SYM Select Growth Fund had approximately $35 million under management when the assets were acquired and merged into the Hennessy Focus 30 Fund.

         In March of this year, we acquired the assets of five mutual funds from Lindner Asset Management. This trasaction involved merging the assets of the Lindner Funds into four of our existing mutual funds. The Lindner Funds had approximately $301 million under management at the time of this acquisition.

         We derive the majority of our revenue from providing investment advisory services to our family of mutual funds. The management contracts for Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. are renewable annually. All contracts in force as of September 30, 2004, were renewed by the board of directors of both companies, at their meeting on February 10, 2004. The agreements may be renewed annually, as long as continuance is specifically approved in accordance with the requirements of the Investment Company Act of 1940. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Mutual Funds (either by the board of directors or by vote of a majority of the outstanding voting securities of that
Fund) or by Hennessy Advisors upon 60 days' prior written notice.

         Hennessy Advisors bears the expense of fulfillment and providing office space for the all of the Funds. The administrator maintains the books and records and provides clerical and bookkeeping services. Hennessy Advisors, as deemed necessary and without contractual obligation, may voluntarily waive its management fee or subsidize other Fund expenses.

         Our fund shares are primarily sold through mutual fund supermarkets. Currently, our principal supermarkets are Schwab One Source, Fidelity, TD Waterhouse and Pershing.



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

Hennessy Cornerstone Value Fund (HFCVX)

         This Fund seeks total return, consisting of capital appreciation and current income. This Fund consists of a 50 stock portfolio of market leading stocks (those with the highest sales, gross cash, shares outstanding and market values) with the highest dividend yields. The goal of this strategy is to produce a slightly higher rate of return versus the overall market, while taking virtually the same level of risk.

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

     o Pursue acquisitions. During the fiscal year ended September 30, 2004, we acquired the assets of Lindner Asset Management in the amount of $301 million and merged those assets into four of our existing mutual funds.

     o Introduce new funds in the future. We have filed and received approval to open Hennessy Cornerstone Growth Fund Series II.


Description of our Business

         Our revenues are largely based on the level of assets under management in our mutual funds. Growth in revenues generally depends on good investment performance which increases assets under management by:

     o   increasing the value of existing assets under management

     o   contributing to higher investment and lower redemption rates

     o   attracting additional investors


         Growing our assets under management is also dependent on accessing various distribution channels, which is based on several factors, including performance and service. Fluctuations in financial markets also have a substantial effect on assets under management and the results of our operations. Advisory fees from the mutual funds are computed daily based on their respective assets under management. Shareholders of our mutual funds are allowed to exchange shares among the funds as economic conditions, market conditions and investor needs change. Shareholders must pay a 1.5% exchange fee if they have not owned the fund shares for 90 days when they make an exchange. A redemption fee of 1.5% is charged to shareholders who withdraw funds before 90 days as well.

       Our marketing efforts for the mutual funds are currently focused on increasing the distribution and sales of our existing funds. We believe that our marketing efforts for the mutual funds will continue to generate additional revenues from investment advisory fees. Initially, we distributed our mutual funds by using a variety of direct response marketing techniques, including trade shows and articles published in business periodicals. Beginning in late 1996, our mutual funds were offered through no transaction fee programs (NTF programs). A no transaction fee program means that the mutual fund customer does not pay a transaction fee. Rather, fees are paid by the mutual fund itself, its investment advisor or its distributor. NTF programs have become an increasingly important source of asset growth. Of the $1.222 billion of assets under management in the mutual funds as of September 30, 2004, approximately 64% were generated from NTF programs.

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

         Currently, Hennessy Advisors participates in two "soft dollar" arrangements in which we receive research reports and real time electronic research in order to assist us in trading and managing our mutual funds. Soft dollar arrangements involve paying brokerage commissions for securities trades on behalf of a client where the commissions may be higher than those obtained elsewhere, in exchange for research or other services that also benefit other clients. The value of the research we receive under our soft dollar arrangements is approximately $70,000 per annum.


Competition

         The finanical services industry, in particular the mutual fund industry, is highly competitive. There are more than 8,200 open-end investment companies of every size and of every type. We directly compete with investment advisors and securities firms of all sizes, from small boutique firms to large financial service complexes. Competition is influenced by various factors, including product offering, level of service and price. All aspects of our advisory business are competitive, including competition for assets to manage. The investment advisory industry is characterized by relatively low cost of entry and by the formation of new investment advisory entities which may compete directly with us. While large national firms, often with more personnel, have greater marketing, financial, technical, research, and other capabilities, we have learned that we can hold our own with these entities by "branding" our investment style through public relations and outstanding customer service. Many of the larger firms offer a broader range of financial services than we do and compete not only with us and among themselves, but also with commercial banks, insurance companies and others for retail and institutional clients. The investment funds we manage are similarly subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those we offer.

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

         Our business is subject to regulation and examination at both the federal and state level by the SEC and other regulatory bodies. We are registered with the SEC under the Investment Advisers Act, and the mutual funds are registered with the SEC under the Investment Company Act. Discussion of the financial impact of full compliance with new SEC regulations is included in Item 6, "Management's Discussion and Analysis, Risk Factors".

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

         We derive most of our revenues from investment advisory services. Under the Investment Advisers Act, our investment management agreements terminate automatically if assigned without the client's consent. Under the Investment Company Act, management agreements with registered investment companies, such as the mutual funds, terminate automatically upon assignment. The term "assignment" is broadly defined and includes direct assignments as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in Hennessy Advisors. As of September 30, 2004, there have been no assignment transactions.

EMPLOYEES

         As of September 30, 2004, there were ten employees at Hennessy Advisors, Inc. (all full-time).

         Neil J. Hennessy is the Chairman of the Board, President, Chief Executive Officer and Portfolio Manager. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Assistant Portfolio Manager of our mutual funds. Other employees include Tania Kelley, Marketing Director; Harry Thomas, Chief Compliance Officer; Brian Peery, Wholesaler/Salesman; Ralph Hayward, Controller; Ana Miner, Operations Specialist; and, Jill Lear, Human Resources and Marketing Associate.

         In August, 2004 we hired Harry Thomas as our Chief Compliance Officer. Rule 204(6) of the Investment Advisers Act of 1940 is the Securities and Exchange Commission regulation that required every SEC Registered Investment Adviser to hire a Chief Compliance Officer by October 5, 2004. In order to comply with that regulation and in order to enhance our commitment to compliance, we hired Mr. Thomas to perform the duties of our Chief Compliance Officer. Mr. Thomas gained extensive financial industry experience with Wells Fargo and Bank of America, and from his former positions as Director and Audit Committee Chairman for the Hennessy Funds/Hennessy Mutual Funds Board of Directors.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.


                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         The common stock of Hennessy Advisors, Inc. is traded over the counter and is quoted by the Over The Counter Bulletin Board (OTCBB) under the trading symbol HNNA. Our common stock began trading on the OTCBB effective July 15, 2002.

         The high and low sales prices for our common stock on the OTCBB during the quarter ended September 30, 2004 were $25.50 and $23.50, respectively, as reported by Reuters. Quarterly high and low sales prices for each quarter since trading began in July, 2002, were as follows:


Quarter Ended:                              High         Low
----------------------------------------- ------------ -------------
 - September 30, 2004                      $25.50       $23.50
 - June 30, 2004                           $26.00       $22.00
 - March 31, 2004                          $28.00       $18.75
 - December 31, 2003                       $21.00       $13.00
 - September 30, 2003                      $15.00       $12.00
 - June 30, 2003                           $13.00       $11.00
 - March 31, 2003                          $11.00       $11.00
 - December 31, 2002                       $11.00       $10.30
 - September 30, 2002                      $10.00       $10.00
   (issue price, no sales)


HOLDERS

         As of September 30, 2004, the approximate number of holders of record of Common Stock of the Company was 493.

DIVIDENDS

         We have not declared any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain future earnings for use in our business. Any decisions as to future payment of dividends will depend on earnings and financial position and such other factors as the Board of Directors deems relevant. In addition, our loan agreement with US Bank, dated March 15, 2004, limits our ability to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


1.       Overview

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

         Neil J. Hennessy, Chairman, President and CEO of Hennessy Advisors also serves as the Portfolio Manager, President and Director of the Hennessy Funds. In the past, Mr. Hennessy served as an expert witness and mediator in securities cases, however he has significantly limited those activities. Hennessy Advisors, under the direction of Neil Hennessy, provides advisory services to the Hennessy Funds, including investment research, supervision of investments, conducting investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information.

         Hennessy Funds pay fees to Hennessy Advisors for these services, which are charged as a percentage of the average daily net value of the assets under management in the funds. Fees paid to Hennessy Advisors are based on the value of the funds managed and fluctuate with changes in the total value of the assets under management. Hennessy Advisors' total assets under management were $1.261 billion as of September 30, 2004, of which $1.222 billion were mutual fund assets. Hennessy Advisors also provides shareholder servicing for the Hennessy Funds, which consists primarily of providing a call center to respond to shareholder inquiries, including specific mutual fund account information.

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

         The principal assets on our balance sheet represent the capitalized costs of investment management contracts with all five mutual funds. As of September 30, 2004, the management contracts asset had a net balance of $14,142,520, including the capitalized Lindner transaction, which began on February 27, 2004 and completed on March 11, 2004 with a total cost of $8,464,931.

         The principal liability on our balance sheet is the long-term debt incurred for the acquisition of the Lindner Funds contract. On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (5.0% effective November 10, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.

RESULTS OF OPERATIONS

         The following table reflects items in the Statements of Income as dollar amounts and as percentages of total revenue for the years ended September 30, 2004 and 2003:

                                                                  Years Ended September 30,
                                                -----------------------------------------------------------------
                                                               2004                         2003
                                                -----------------------------------------------------------------
                                                                    Percent                        Percent
                                                                    of Total                       of Total
                                                  Amounts           Revenue           Amounts      Revenue
                                                -----------------------------------------------------------------
Revenue:
   Investment advisory fees                      $ 8,500,245         89.1%          $ 4,192,176       87.6%
   Shareholder service fees                        1,014,467         10.6               547,297       11.4
   Expert witness fees                                     -            -                 7,150        0.1
   Other                                              30,477          0.3                40,905        0.9
                                                -----------------------------------------------------------------
     Total revenue                                 9,545,189        100.0             4,787,528      100.0
                                                -----------------------------------------------------------------
Operating expenses:
   Compensation and benefits                       2,016,895         21.1             1,330,645       27.8
   General and administrative                        871,804          9.1               641,718       13.4
   Mutual fund distribution                        1,849,977         19.4             1,010,802       21.1
   Amortization and depreciation                      33,274          0.4                21,161        0.4
                                                -----------------------------------------------------------------
     Total operating expenses                      4,771,950         50.0             3,004,326       62.7
                                                -----------------------------------------------------------------

Operating income                                   4,773,239         50.0             1,783,202       37.3
                                                -----------------------------------------------------------------

Interest expense                                     177,433          1.9                     -          -

                                                -----------------------------------------------------------------
Income before income tax expense                   4,595,806         48.1             1,783,202       37.3
                                                -----------------------------------------------------------------

Income tax expense                                 1,830,800         19.1               721,214       15.1

                                                -----------------------------------------------------------------
           Net income                            $ 2,765,006        29.0%           $ 1,061,988       22.2%
                                                =================================================================

         Total revenue increased $4,757,661 (+99.4%) in the year ended September 30, 2004, from $4,787,528 last year, due to fees earned from increased mutual fund assets under management, primarily resulting from acquisition of assets from Lindner Asset Management, Inc., and higher market valuations. Total assets in the mutual funds we manage increased $386.9 million to $1.222 billion as of September 30, 2004, compared to $835.1 million as of September 30, 2003 (+46.3%). Cash inflows (including the Lindner acquisition of $301.0 million), were $601.0 million, redemptions were $335.3 million and market valuations increased $121.2 million. The revenue we earn from the funds we manage increased $4,308,069 (+102.8%) in the year ended September 30, 2004, while shareholder service fees increased $467,170 (+85.4%).

         There were no expert witness fees earned in the year ended September 30, 2004, a decrease of $7,150 from the year ended September 30, 2003. Mr. Hennessy is working in a limited capacity as a securities litigation mediator, devoting the majority of his time to managing Hennessy Advisors, Inc.

         Total operating expenses increased $1,767,624 (+58.8%) in the year ended September 30, 2004, from $3,004,326 last year. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 50.0% in the year ended September 30, 2004, compared to 62.7% in the prior comparable period.

         Compensation and benefits increased $686,250 (+51.6%) in the year ended September 30, 2004, from $1,330,645 in the prior comparable period. The increase resulted from the addition of a marketing director and chief compliance officer, and salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 21.1% for the year ended September 30, 2004, compared to 27.8% in the prior comparable period.

         General and administrative expense increased $230,086 (+35.9%), in the year ended September 30, 2004, from $641,718 in the year ended September 30, 2003, due to increases in business promotion activities, marketing programs, participation in industry conferences, insurance costs and office rent. As a percentage of total revenue, general and administrative expense decreased to 9.1% in the year ended September 30, 2004, from 13.4% in the prior comparable period.

         Mutual fund distribution expenses increased $839,175 (+83.0%) in the year ended September 30, 2004, from $1,010,802 in the year ended September 30, 2003. As a percentage of total revenue, distribution expenses decreased to 19.4% for the year ended September 30, 2004, compared to 21.1% in the prior comparable period. The value of mutual fund assets to which distribution expenses relate increased approximately 12% from September 30, 2003 to September 30, 2004, however, total assets under management increased 46%, indicating that the proportion of assets held by NTF providers has declined in relation to assets held at other financial institutions. This change in proportion has lowered the percentage of NTF expenses in relation to total revenues.

         Amortization and depreciation expense increased $12,113 in the year ended September 30, 2004, from $21,161 for the year ended September 30, 2003, resulting from amortization of loan acquisition costs and additional purchases of furniture and equipment.

         Interest expense of $177,433 was generated from the $7.9 million US Bank loan used to acquire assets from Lindner Asset Management, Inc. Interest accrues at the prime rate in effect as it may change from time to time (5.0% effective November 10, 2004).

         For the year ended September 30, 2004, the provision for income taxes increased $1,109,586 resulting from an increase in pre-tax income of $2,812,604.

         Net income increased $1,703,018 to $2,765,006 in the year ended September 30, 2004, compared to $1,061,988 in the prior comparable period, as a result of the factors discussed above.


Liquidity and Capital Resources

         As of September 30, 2004, Hennessy Advisors, Inc. had cash and cash equivalents of $4,568,323.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $14,230,612 as of September 30, 2004, the remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. Total assets as of September 30, 2004 were $19,913,879, compared to $9,148,863 at September 30, 2003, an increase of $10,765,016 or 117.7%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of September 30, 2004 will be sufficient to meet short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

         In September 2003, Hennessy Advisors, Inc., acquired the mutual fund assets of the SYM Select Growth Fund (SYM) which was a Mid-cap growth fund with $34.7 million in assets under management. On September 18, 2003, the acquisition transaction was completed and assets of the SYM Select Growth Fund were merged into the Hennessy Focus 30 Fund. The acquisition was funded through cash from Hennessy Advisors, Inc. in the amount of $629,413 and an interest free note from SYM Financial Corporation, in the amount of $527,912. The note was paid in full in September 2004.

       On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (5.0% effective November 10, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009

Critical Accounting Policies

         In June of 2001 the Financial Accounting Standards Board issued FASB Statement No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB No, 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company considers the management contracts acquired to be intangible assets with an indefinite life. The Company fully implemented the provisions of FASB Statement No. 142 on October 1, 2002 at which time it ceased amortization on these intangible assets. Impairment analysis is conducted quarterly and coincides with our financial reporting on Forms 10-QSB and 10-KSB. Based on our detailed assessment of current fair market value, the value of the management contracts acquired has not been impaired. If future valuations in the marketplace decline significantly, the valuation of management contracts acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

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

         We derive our revenues primarily from advisory fees paid by the mutual funds we manage. These advisory fees are based on a percentage of the value of the assets of the funds. For the year ended September 30, 2004, 99% of our revenues were advisory and shareholder service fees. The securities markets in general have experienced significant volatility in recent years. Volatility in the securities markets in general, and the equity markets in particular, could reduce our assets under management and consequently, reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the mutual funds we manage or decreasing their rate of investment, either of which would be likely to adversely affect us.


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

-The expense of full compliance with new securities regulations will reduce earnings.

         In order to comply with regulations we may have additional expenses beyond our control and those expenses will have a substantial impact on earnings per share. On October 5, 2004 Rule 206(4)-7 of the Investment Advisors Act of 1940 required the Company to hire a Chief Compliance Officer (CCO). Simultaneously, Rule 38-(a) of the Investment Company Act of 1940 (pertaining to mutual fund companies) also required Hennessy Funds to hire a Chief Compliance Officer. This new CCO is responsible for providing reasonable assurance that both the Company and Hennessy Funds comply with all securities laws. The board of directors of the mutual fund companies are responsible for the appointment and/or the removal of the CCO. The mutual fund directors also set the compensation for the CCO. This specific regulation serves as an example of our inability to control every aspect of compliance expenditures. In addition to the hiring of a CCO, the new compliance procedures and policies that must be adopted with Sarbanes-Oxley legislation will also increase our expenses. There will be increases in audit, legal, internal technology, and other expenses associated with the systematization of Sabanes-Oxley regulations and the resulting impact on financial reporting.


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

         We derive a significant portion of our sales through investment advisors who utilize no transaction fee programs (mutual fund supermarkets). A no transaction fee program means that the mutual fund customer does not pay a transaction fee. Rather, fees are paid by the mutual fund itself or its investment advisor or distributor. Increasing competition in these distribution channels has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our earnings. Moreover, our failure to maintain strong business relationships with these advisors would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall financial condition.


-Our officers and directors own enough of our shares to significantly influence our company, which will limit the ability of other shareholders to influence corporate matters.

         Our officers and directors own 52.9% of our outstanding common stock. As a result, these stockholders will be able to significantly influence the outcome of any matter requiring a stockholder vote and, as a result, our management and affairs. Matters that typically require stockholder approval include the following:

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

These risks include, among others:

         o Inability to secure enough shareholder votes to gain approval of a proposed acquisition.
         o Potential exposure to unknown liabilities of acquired companies and to acquisition costs and expenses.
         o The difficulty and expense of integrating the operations and personnel of the acquired companies.
         o The potential disruption to the business of the combined company and potential diversion of management's time and attention.
         o The possible loss of key employees and clients as a result of the changes in management.
         o Dilution to stockholders if the acquisition were made with the Company's common stock.
         o The possible loss of mutual fund assets resulting in the impairment of management contract valuations.

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

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm............... 18

Balance Sheets as of September 30, 2004 and 2003...................... 19

Statements of Income for the years ended September 30, 2004 and
September 30, 2003.................................................... 20

Statements of Changes in Stockholders' Equity for the years ended
September 30, 2004 and 2003........................................... 21

Statements of Cash Flows for the years ended September 30, 2004 and
2003.................................................................. 22

Notes to Financial Statements......................................... 23

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Hennessy Advisors, Inc.:

         We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the "Company") as of September 30, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the Company's financial position as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Pisenti & Brinker LLP
Petaluma, California


November 4, 2004

                             Hennessy Advisors, Inc.
                                 Balance Sheets
                    September 30, 2004 and September 30, 2003

                                                                             2004                2003
                                                                             ----                ----
Assets
 Current assets:
  Cash and cash equivalents                                               $  4,568,323         $  2,802,117
  Investments in marketable securities, at fair value                            4,582                4,372
  Investment fee income receivable                                             831,371              562,743
  Prepaid expenses                                                              65,004               36,192
  Other current assets                                                          24,413                    -
                                                                        ---------------     ----------------
                      Total current assets                                $  5,493,693         $  3,405,424
                                                                        ---------------     ----------------

  Property and equipment, net of accumulated depreciation
     of $100,200 and $73,590                                              $     88,092         $     46,212
  Management contracts, net of accumulated amortization
     of $628,627                                                            14,142,520            5,637,943
  Deferred income tax assets                                                   126,900               51,000
  Other assets                                                                  62,674                8,284
                                                                        ---------------     ----------------
                      Total assets                                        $ 19,913,879         $  9,148,863
                                                                        ===============     ================

Liabilities and Stockholders' Equity
 Current liabilities:
  Accrued liabilities and accounts payable                                $  1,416,505         $    633,333
  Income taxes payable                                                             772                    -
  Note payable                                                                       -              527,912
  Current portion of long-term debt                                          1,128,721                    -
                                                                        ---------------     ----------------
                      Total current liabilities                           $  2,545,998         $  1,161,245
                                                                        ---------------     ----------------

  Long-term debt                                                          $  6,207,967         $          -
  Deferred income tax liabilities                                              452,200              151,000
                                                                       ---------------     ----------------
                      Total liabilities                                   $  9,206,165         $  1,312,245
                                                                        ---------------     ----------------

Stockholders' equity:
  Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
      authorized:   zero shares issued and outstanding                    $          -         $          -
  Common stock, no par value, 15,000,000 shares authorized:
      1,635,142 shares issued and outstanding at September 30, 2004
      and 1,626,142 at September 30, 2003                                    6,881,205            6,788,205
  Additional paid-in capital                                                    37,098               24,008
  Retained earnings                                                          3,789,411            1,024,405
                                                                        ---------------     ----------------
                      Total stockholders' equity                          $ 10,707,714         $  7,836,618
                                                                        ---------------     ----------------

                      Total liabilities and stockholders' equity          $ 19,913,879         $  9,148,863
                                                                        ===============     ================

                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
                     Years Ended September 30, 2004 and 2003


                                                   2004                 2003
                                                   ----                 ----
Revenue
            Investment advisory fees            $ 8,500,245          $ 4,192,176
            Shareholder service fees              1,014,467              547,297
            Expert witness fees                           -                7,150
            Other                                    30,477               40,905
                                             ---------------      --------------
                Total revenue                     9,545,189            4,787,528

Operating expenses
            Compensation and benefits             2,016,895            1,330,645
            General and administrative              871,804              641,718
            Mutual fund distribution              1,849,977            1,010,802
            Amortization and depreciation            33,274               21,161
                                             ---------------      --------------
                Total operating expenses          4,771,950            3,004,326
                                             ---------------      --------------
Operating income                                  4,773,239            1,783,202

Interest expense                                    177,433                    -

                                             ---------------      --------------
Income before income tax expense                  4,595,806            1,783,202

Income tax expense                                1,830,800              721,214
                                             ---------------      --------------

                Net income                      $ 2,765,006          $ 1,061,988
                                             ===============      ==============


Basic earnings per share                        $      1.70          $      0.65
                                             ===============      ==============
..
Diluted earnings per share                      $      1.63          $      0.65
                                             ===============      ==============


                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                  Statements of Changes in Stockholders' Equity
                     Years Ended September 30, 2004 and 2003

                                                                                      Retained
                                                                        Additional     Earnings           Total
                                           Common          Common        Paid-in     (Accumulated     Stockholders'
                                           Shares          Stock         Capital       Deficit)           Equity
                                           ------          -----         -------       --------           ------

Balances as of September 30, 2002         1,626,142     $ 6,788,205     $ 24,008      $   (37,583)     $  6,774,630

Net income for the year
  ended September 30, 2003                        -               -            -        1,061,988         1,061,988


                                    ---------------------------------------------------------------------------------
Balances as of September 30, 2003         1,626,142     $ 6,788,205     $ 24,008      $ 1,024,405      $  7,836,618

Net income for the year
  ended September 30, 2004                        -               -            -        2,765,006         2,765,006

Employee stock options exercised              9,000          93,000            -                -            93,000

Tax benefit of employee stock sales               -               -       13,090                             13,090

                                    ---------------------------------------------------------------------------------
Balances as of September 30, 2004         1,635,142     $ 6,881,205     $ 37,098      $ 3,789,411      $ 10,707,714
                                    =================================================================================

                 See accompanying notes to financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                     Years Ended September 30, 2004 and 2003

                                                                                          2004           2003
                                                                                      -------------  --------------
Cash flows from operating activities:
            Net income                                                                 $ 2,765,006    $ 1,061,988
            Adjustments to reconcile net income to net cash provided by operating activities:
                        Depreciation and amortization                                       33,274         21,161
                        Deferred income taxes                                              225,300        119,695
                        Tax benefit from exercise of employee stock options                 13,090              -
                        Unrealized gains on marketable securities                             (130)          (467)
                        (Increase) decrease in operating assets:
                                   Investment fee income receivable                       (268,628)      (332,724)
                                   Expert witness fees receivable                                -         21,745
                                   Prepaid expenses                                        (28,812)       (14,421)
                                   Other current assets                                    (24,413)         7,400
                        Increase (decrease) in operating liabilities:
                                   Accrued liabilities and accounts payable                783,171        508,117
                                   Income taxes payable                                        772        (33,168)
                                                                                      -------------  --------------
                                      Net cash provided by operating activities          3,498,630      1,359,326
                                                                                      -------------  --------------

Cash flows used in investing activities:
            Purchases of property and equipment                                            (68,491)       (25,050)
            Purchases of investments                                                           (80)           (75)
            Payments related to acquisition of management contracts                     (8,504,577)      (629,143)
                                                                                      -------------  --------------
                                      Net cash used in investing activities             (8,573,148)      (654,268)
                                                                                      -------------  --------------

Cash flows provided by financing activities:
            Proceeds from long-term debt                                                 7,861,544              -
            Principal payments on note payable                                            (527,912)             -
            Principal payments on long-term debt                                          (564,360)             -
            Payment of loan acquisition costs                                              (21,548)             -
            Proceeds from exercise of employee stock options                                93,000              -
                                                                                      -------------  --------------
                                      Net cash provided by financing activities          6,840,724              -
                                                                                      -------------  --------------

Net increase in cash and cash equivalents                                                1,766,206        705,058

Cash and cash equivalents at the beginning of the period                                 2,802,117      2,097,059
                                                                                      -------------  --------------

Cash and cash equivalents at the end of the period                                     $ 4,568,323    $ 2,802,117
                                                                                      =============  ==============

Supplemental disclosures of cash flow information:
            Cash paid for:
              Income taxes                                                             $ 1,583,924     $ 642,4014
                                                                                      =============  ==============
              Interest                                                                 $   157,629    $         -
                                                                                      =============  ==============

            Non-cash investing and financing transactions:
              Management contract acquired with note payable to
                SYM Financial Corporation                                              $         -    $   527,912
                                                                                      =============  ==============
              Loan acquisition costs withheld from long-term debt proceeds             $    39,505    $         -
                                                                                      =============  ==============

                 See accompanying notes to financial statements

      Notes to Financial Statements - Fiscal Year Ended September 30, 2004


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

                        On March 11, 2004, Hennessy Advisors, Inc. completed the
                acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. ("Lindner"), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner's mutual funds were merged into four of the five Hennessy Funds. The purchase price was equal to 2.625% of those assets valued by the Lindner Funds custodian at closing. The transaction was funded through a credit facility provided by US Bank, St. Louis, Missouri. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate which may change from time to time (5.0% effective November 10, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.

                        The Company periodically reviews the carrying value of
                management contracts acquired to determine if any impairment has occurred. Based on a detailed assessment of current fair value and anticipated future cash flows, it is the opinion of the Company's management that there has been no impairment.

                        Under FASB Statement No. 142, goodwill and intangible
                assets that have indefinite useful lives are not amortized but tested at least annually for impairment. The Company considers our mutual fund management contracts to be intangible assets with an indefinite useful life.

       (e)      Property and Equipment

                        Property and equipment are stated at cost less
                accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to twelve years.

       (f)      Fair Value of Financial Instruments

                        FASB Statement No. 107 requires disclosures regarding
                the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2004. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

                        A valuation allowance is then established to reduce that
                deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating losses or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carry-forward periods. Sources of taxable income that may allow for the realization of tax benefits include income that will result from future operations.

                        The Company's effective tax rate of 39.8% differs from
                the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

(2)     Investment Advisory Agreements

                        Pursuant to investment management agreements (the
                "Agreements"), the Company provides investment advisory services to the five Hennessy Funds. The Agreements are renewable annually based upon approval by a majority of the Funds' disinterested directors. Additionally, each agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

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


(3)     Property and Equipment

                Property and equipment were comprised of the following as of September 30, 2004 and 2003:

                                                                         2004                      2003
                                                                ----------------------     --------------------

        Leasehold improvements                                       $  80,625                  $  43,294
        Furniture and fixtures                                          19,622                      9,664
        Equipment                                                       69,908                     56,054
        Software                                                        18,137                     10,790
                                                                ----------------------     --------------------

                                                                       188,292                    119,802

        Less: accumulated depreciation                                (100,200)                   (73,590)
                                                                ----------------------     --------------------

                                                                     $  88,092                  $  46,212
                                                                ======================     ====================

(4)     Note Payable

                In September of 2003, the Company entered into a borrowing agreement with SYM Financial Corporation ("SYM") in order to finance its acquisition of the assets in the SYM Select Growth Fund. Under terms of the agreement, the Company borrowed $527,912, interest free, with the balance due and payable on September 18, 2004. The note was paid in full in September 2004.

(5)     Long-term Debt

                On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (5.0% effective November 10, 2004), and is secured by the Company's assets. The final installment of the then outstanding principal and interest is due March 10, 2009. The note maturity schedule is as follows:

                                Year ending September 30:

                                2005           $1,128,721

                                2006           $1,128,720

                                2007           $1,128,720

                                2008           $1,128,720

                                2009           $2,821,807



                In connection with securing the financing, Hennessy Advisors, Inc. incurred loan costs in the amount of $61,052. These costs are included in other assets and are being amortized on a straight-line basis over 60 months. Future amortization expense over the next five years is as follows:

                                Year ending September 30:

                                2005             $12,211

                                2006             $12,211

                                2007             $12,211

                                2008             $12,211

                                2009             $ 5,547

(6)    Income Taxes

                The provision for income taxes is comprised of the following for the years ended September 30, 2004 and 2003:

                                                                                     2004                   2003
                                                                              -------------------    -------------------
      Current:
          Federal                                                                   $1,263,400               $474,919
          State                                                                        342,100                126,600
                                                                              -------------------    -------------------

                                                                                     1,605,500                601,519
                                                                              -------------------    -------------------

      Deferred:
          Federal                                                                      159,600                 85,895
          State                                                                         65,700                 33,800
                                                                              -------------------    -------------------

                                                                                       225,300                119,695
                                                                              -------------------    -------------------

                                                                                    $1,830,800               $721,214
                                                                              ===================    ===================

                The principal reasons for the differences from the federal statutory rate of 34% are as follows:

                                                                                     2004                   2003
                                                                              -------------------    -------------------

      Tax provision at statutory rate                                               $1,562,574               $606,289
      State taxes, net of federal benefit                                              269,148                105,864
      Permanent differences                                                             (5,792)                 2,625
      Other                                                                              4,870                  6,436
                                                                              -------------------    -------------------

                    Income tax provision                                            $1,830,800               $721,214
                                                                              ===================    ===================

                The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2004 and 2003 are presented below:

                                                                                     2004                   2003
                                                                              -------------------    -------------------
      Deferred tax assets:
       Accrued compensation                                                          $  11,500              $   8,000
       State taxes                                                                     115,400                 43,000
                                                                              -------------------    -------------------

                Total deferred tax assets                                              126,900                 51,000

      Deferred tax liabilities:
       Property and equipment                                                             (900)                     0
       Management contracts                                                           (451,300)              (151,000)
                                                                              -------------------    -------------------
                Total deferred tax liabilities                                        (452,200)              (151,000)
                                                                              -------------------    -------------------

                      Net deferred tax liabilities                                   $(325,300)             $(100,000)
                                                                              ===================    ===================

         The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 2004 and 2003, as follows:

                                                                        2004                2003
                                                                  -----------------    ----------------
         Current assets                                                 $  127,800           $  51,600
         Noncurrent assets                                                  34,100              11,400
         Current liabilities                                                  (900)               (600)
         Noncurrent liabilities                                           (486,300)           (162,400)
                                                                  -----------------    ----------------
             Net deferred tax liabilities                               $ (325,300)          $(100,000)
                                                                  =================    ================

(7)     Earnings Per Share

                The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding adjusted for common stock equivalents used in the computation of diluted earnings per share were as follows for the years ended September 30, 2004 and 2003, respectively:

                                                                                        2004                   2003
                                                                                 --------------------   --------------------
      Weighted average common stock outstanding                                         1,629,069              1,626,142
      Common stock equivalents:
          Stock options                                                                    71,490                  9,549
                                                                                 --------------------   --------------------

                                                                                        1,700,559              1,635,691
                                                                                 ====================   ====================

(8)     Reclassification of Prior Period's Statements

                Certain items previously reported have been reclassified to conform with the current period's presentation.


(9)     Commitments

                The Company leases office space under a single non-cancelable operating lease that covers three suites at 750 Grant Ave. in Novato, California. The initial lease expires September 30, 2005 with five consecutive two-year options available thereafter. Total rent expense for the year ended September 30, 2004 was $93,900. The minimum future rental commitment under this lease as of September 30, 2004, is $93,900 for the fiscal year ending September 30, 2005.


(10)    Stock-Based Compensation

                On May 2, 2001, the Company established an incentive plan (the
        Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation shall not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 50,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

                As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. During the current fiscal year ended September 30, 2004, 18,000 options were granted. During the fiscal year ended September 30, 2003, 72,500 options were granted. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                As required under FASB Statement No. 123 and FASB Statement No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

                The value of options granted in the fiscal year ended
        September 30, 2004 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 34.68%:

                                                                                               Basic          Diluted
                                                                         Net Income             EPS             EPS
                                                                    ---------------------   ------------    -------------
For the year ended September 30, 2004
--------------------------------------------------------------
 Net income                                                                   $2,765,006          $1.70            $1.63
  Fair value of stock options - net of tax                                        56,160           0.03             0.03
                                                                    ---------------------   ------------    -------------
 Proforma net income                                                          $2,708,846          $1.67            $1.60
                                                                    =====================   ============    =============

        The value of options granted in the fiscal year ended September 30, 2003 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.24%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:

                                                                                               Basic          Diluted
                                                                         Net Income             EPS             EPS
                                                                    ---------------------   ------------    -------------
For the year ended September 30, 2003
--------------------------------------------------------------
 Net income                                                                   $1,061,988          $0.65            $0.65
  Fair value of stock options - net of tax                                        77,431           0.05             0.05
                                                                    ---------------------   ------------    -------------
 Proforma net income                                                          $  984,557          $0.60            $0.60
                                                                    =====================   ============    =============

        The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations.

        The Company has reserved up to 408,786 options for shares of the Company's common stock, in accordance with terms of the Plan, wherein a maximum of 25% of the outstanding common stock may be issued as stock options. An aggregate of 179,500 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2004. These options were fully vested at the date of grant, and have a weighted average exercise price of $11.41 per share. During the fiscal year ended September 30, 2004, employees exercised a total of 9,000 options, leaving 170,500 options fully vested and exercisable at year-end.

         A summary of the status of stock options granted as of the fiscal years ended September 30, 2004 and 2003, is presented in the following table:

                                                        2004             Weighted Avg.       2003           Weighted Avg.
                                                        Number Of        Exercise           Number Of         Exercise
                                                       Options             Price           Options              Price

Outstanding at beginning of the year                      161,500         $10.90               89,000          $10.00
                                                    --------------                       -------------

            Granted                                        18,000         $16.04               72,500          $12.00
            Exercised                                      (9,000)        $10.33                    -                -
            Forfeited                                           -               -                   -                -
            Expired                                             -               -                   -                -

                                                    --------------                       -------------
Outstanding at year-end                                   170,500         $11.41              161,500          $10.90
                                                    ==============                       =============

Exercisable at year-end                                   170,500         $11.41              161,500          $10.90

Weighted average fair value of options                    $5.20                               $10.22

(11)    Concentration of Credit Risk

                The Company maintains its cash accounts with two commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2004, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $352,000. In addition, total cash and cash equivalents include $4,074,381 held in the First American Prime Obligations Fund which is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.


(12)    Subsequent Events

                On October 31, 2004, 17,000 stock options were granted to employees of the corporation at an exercise price of $24.00. On November 3, 2004, 60,000 options were granted to members of the board of directors, at a price of $24.00. All options were granted at an exercise price equal to the market price of the underlying stock on the grant date.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                There have been no disagreements between Hennessy Advisors, Inc. (the Company)and its auditors, Pisenti & Brinker LLP.

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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

      Directors and Executive Officers as of September 30, 2004 are as follows:

Name                   Age     Position
----                   ---     --------

Neil J. Hennessy        48     President, Chief Executive Officer and Chairman
Teresa M. Nilsen        38     Executive Vice President, CFO, Secretary and
                               Director
Daniel B. Steadman      48     Executive Vice President and Director
Henry Hansel            56     Director
Brian A. Hennessy       51     Director
Rodger Offenbach        53     Director
Daniel G. Libarle       63     Director
Thomas L. Seavey        57     Director



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act, each officer, director or 10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company stock within two business days after the date of the acquisition unless certain exceptions apply. Generally, transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year. To the Company's knowledge, based solely on a review of the copies of the reports furnished to it and written representations that no other reports were required, during the Company's 2004 fiscal year, the Company's officers, directors and 10% shareholders complied with all applicable
Section 16(a) filing requirements.


BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

         Neil J. Hennessy (age 48) has served as a director, president and chief executive officer of Hennessy since 1989, as president and investment manager of The Hennessy Funds, Inc. since 1996 and as a director and president of Hennessy Mutual Funds, Inc. since 2000. He is the portfolio manager of our five no-load mutual funds. Mr. Hennessy started his financial career almost 25 years ago as a broker at Paine Webber. He subsequently moved to Hambrecht & Quist and later returned to Paine Webber. Mr. Hennessy has served as an expert witness / mediator to the securities industry since 1989, and has heard / evaluated approximately 500 cases to date, in which he has prepared, reviewed, consulted and evaluated securities sensitive issues. From 1987 to 1990, Neil served as a nominated member of the National Association of Securities Dealers, Inc., District Business Conduct Committee (DBCC), and in March of 1993, he accepted the nomination to this committee again. From January 1993 to January 1995, Mr. Hennessy served his elected term as chairman of the DBCC. Mr. Hennessy is the brother of Dr. Brian A. Hennessy.

         Teresa M. Nilsen (age 38) has served as a director, executive vice president, chief financial officer and secretary of Hennessy since 1989, as executive vice president and secretary of The Hennessy Funds, Inc. since 1996 and as executive vice president and secretary of Hennessy Mutual Funds, Inc. since 2000. Ms. Nilsen has worked in the securities industry for over 15 years. Ms. Nilsen graduated with a Bachelor's Degree in Economics from the University of California, Davis, in 1987.

         Daniel B. Steadman (age 48) has served as a director and executive vice president of Hennessy since 2000, as executive vice president of The Hennessy Funds, Inc. since 2000 and as executive vice president of Hennessy Mutual Funds, Inc. since 2000. Mr. Steadman has been in the financial services industry for over 29 years, serving as vice president of WestAmerica Bank from 1995 through 2000, vice president and an organizing officer of Novato National Bank from 1984 through 1995, assistant vice president and manager of Bank of Marin from 1980 through 1984, and banking services officer of Wells Fargo Bank from 1974 through 1980.

         Henry Hansel (age 56) has served as a director of Hennessy since 2001. Mr. Hansel attended the University of Santa Clara where he graduated in 1970 with a B.S. in Economics. He is president (since 1982) of The Hansel Dealer Group, which includes seven automobile dealerships. Mr. Hansel is a founding director of the Bank of Petaluma.

         Brian A. Hennessy (age 51) has served as a director of Hennessy since 1989, and as a director of The Hennessy Funds, Inc. from 1996 to 2001. Dr. Hennessy has been a self-employed dentist for more than 20 years. Dr. Hennessy is the brother of our chairman, Neil J. Hennessy. Dr. Hennessy attended the University of San Francisco where he earned a B.S. in Biology in 1975. Dr. Hennessy received his D.D.S. from the University of the Pacific in 1980.

        Rodger Offenbach (age 53) has served as a director of Hennessy since 2001 and as a director of The Hennessy Funds, Inc. from 1996 to 2001. Mr. Offenbach attended California State University, Sonoma where he received a B.S. in Business Administration in 1972. Mr. Offenbach has been the owner of Ray's Catering and Marin-Sonoma Picnics since 1973.

        Daniel G. Libarle (age 63) has been a director of Hennessy since 2001. Mr. Libarle attended the University of Oregon and San Jose State University, where he graduated in 1963 with a B.A. in Economics. Mr. Libarle is the owner and president of Lace House Linen, Inc. and is a founding director and chairman of the board of directors for Bank of Petaluma. Mr. Libarle is currently a director of Greater Bay Bancorp and serves on the bank's audit committee.

        Thomas L. Seavey (age 57) has served as a director of Hennessy since 2001. Mr. Seavey graduated from Western Michigan University with a B.A. in English and History in 1969. For the majority of Mr. Seavey's business career, he has been involved in the sales and marketing of athletic and leisure products, as well as marketing professional athletes. Mr. Seavey spent 12 years at Nike as head agent for sales in the Midwest, as well as California, and spent three years at International Management Group as the vice president of products. While employed at Nike, Mr. Seavey formed a family business selling sport and leisure products in 1980, and formally took over the management of that company in 1993, selling half the interest in it in 1998. Mr. Seavey is currently managing Continental Sports Group (formerly Seavey Corp.)

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors of Hennessy Advisors, Inc. has determined that Daniel G. Libarle, who has served as chairman of our audit committee since 2001, is also the audit committee financial expert , and is independent as defined by Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. The Board based its determination on the fact that Mr. Libarle has extensive experience evaluating financial statements, and actively supervising financial managers responsible for preparing financial statements in accordance with generally accepted accounting priciples, in his capacity as the owner and president of Lace House Linen, Inc. for the past 20 years. Mr. Libarle has also acquired an understanding of internal controls, procedures for financial reporting and audit committee functions as the founding chairman of the board for Bank of Petaluma, since 1985, and as a member of the audit committee of the board of directors of Greater Bay Bancorp for the past four years.


CODE OF ETHICS

         On November 3, 2004, Hennessy Advisors, Inc. adopted an expanded code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and all other employees. The code has been designed in accordance with expanded provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct. The code is included in this annual report in Part III, Item 13, Exhibit 14.1. The amended code applies to Hennessy Mutual Funds, Inc. and Hennessy Funds as well, and was approved by their respective directors on November 16, 2004. The revised code is posted on our website at www.hennessyadvisors.com and all future ammendments to and waivers from the code will be posted there.

         Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

                                Hennessy Advisors, Inc.
                                750 Grant Ave., Suite #100
                                Novato, CA 94945
                                Attention: Teresa Nilsen


ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the compensation for services rendered for the year ended September 30, 2004, by our executive officers, each having received compensation in excess of $100,000 in fiscal year 2004:

                                                                                                   Long-term
                                                                                                 Compensation
                                                Annual Compensation                                Awards -
                                                                               All Other          Securities
                                                                                Annual            Underlying         All Other
 Name and Principal Position        Year          Salary         Bonus       Compensation          Options         Compensation
---------------------------------------------------------------------------------------------------------------------------------

 Neil J. Hennessy, Chief            2004         $180,000       $555,356    $       0                   0       $  8,968 (2)
  Executive Officer                 2003         $180,000       $223,755    $       0               7,500       $  8,968 (2)
                                    2002         $156,500       $ 36,000    $   4,233 (1)           7,500       $  8,443 (3)

 Teresa M. Nilsen, Chief            2004         $110,000       $105,000    $       0                   0       $  3,750 (4)
  Financial Officer                 2003         $ 96,000       $ 55,000    $       0               7,500       $      0
                                    2002         $ 75,333       $  2,500    $       0               7,500       $      0

 Daniel B. Steadman,                2004         $105,000       $ 90,000    $       0                   0       $      0
  Executive Vice President          2003         $ 96,000       $ 50,000    $       0               7,500       $      0
                                    2002         $ 82,000       $  2,500    $       0               7,500       $      0

 (1) Auto allowance.
 (2) Premiums for life insurance ($5,828) and disability insurance ($3,140) in 2003 and 2004.
 (3) Premiums for life insurance ($5,827) and disability insurance ($2,616) in 2002.
 (4) 15 year anniversary award.

                There were no stock option grants to any of the executive officers named above during the fiscal year ended September 30, 2004.

                As shown in the following table, there have been no stock options exercised by executive officers during the fiscal year ended September 30, 2004:

                                      Aggregated Option/SAR Exercises in Last Fiscal Year
                                                  And FY-End Option/SAR Values
             Name                Number of       Value            Number Of Unexercised               Value Of Unexercised
                                  Shares       Realized           Securities Underlying             In-The-Money Options/SARs
                                Acquired On                          Options/SARs At                      At FY-End ($)
                                 Exercise                              FY-End (#)                   Exercisable/Unexercisable
                                                                Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Neil J. Hennessy, Chief
Executive Officer                  None                                 15,000/0                           $198,750/$0

Teresa M. Nilsen, Chief
Financial Officer and              None                                 15,000/0                           $198,750/$0
Secretary

Daniel B. Steadman,
Executive Vice President           None                                 15,000/0                           $198,750/$0


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

Director Compensation

         Outside directors have been compensated in cash for their participation in board meetings ($1,500 per meeting, 5 meetings annually) and committee meetings ($500 per meeting, 2 committees, 4 meetings annually). Outside directors have also been granted 20,000 stock options each, through the fiscal year ended September 30, 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of November 30, 2004, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to Hennessy Advisors, Inc. to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group:

                                                                                           Number Of               Percent Of
                                                                                     Common Shares Owned           Class (1)
                                                                                     -------------------           ---------
                                                                                       Stock      Total
      Nature of Beneficial Owner                     Name and Address                 Options     Shares
      --------------------------                     ----------------                 -------     ------

      o  5% Owner, CEO and Director                  Neil J. Hennessy                  22,500     662,822           40.0%
                                                     750 Grant Ave.
                                                     Novato, CA 94945

       o  Executive Vice President                   Teresa M. Nilsen                  22,500      42,800            2.6%
           and Director                              750 Grant Ave.
                                                     Novato, CA 94945

       o  Executive Vice President                   Daniel B. Steadman                22,500      25,000            1.5%
           and Director                              750 Grant Ave.
                                                     Novato, CA 94945

       o  Director                                   Henry Hansel                      27,500      52,500            3.2%
                                                     750 Grant Ave.
                                                     Novato, CA 94945

       o  Director                                   Brian A. Hennessy                 27,500      87,000            5.2%
                                                     750 Grant Ave.
                                                     Novato, CA 94945

       o  Director                                   Rodger Offenbach                  27,500      38,870            2.3%
                                                     750 Grant Ave.
                                                     Novato, CA 94945

       o  Director                                   Daniel G. Libarle                 27,500      32,500            2.0%
                                                     750 Grant Ave.
                                                     Novato, CA 94945

       o  Director                                   Thomas L. Seavey                  27,500      32,500            2.0%
                                                     750 Grant Ave.
                                                     Novato, CA 94945

                                                                                ----------------------------
       o   Total Officers and Directors                                               205,000     973,992           52.9%
                                                                                ============================


           (1) Total common shares outstanding at November 30, 2004 were 1,635,142.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The Company has adopted an Option Plan (the "Plan") providing for the issuance of up to 408,786 options for shares of the Company's common stock. An aggregate of 179,500 options for the Company's common stock had been granted as of September 30, 2004, to certain employees, executive officers, and directors of the Company. These options were fully vested when granted, and have a weighted average exercise price of $11.41 per share. All options granted under the Plan vest immediately. During the fiscal year ended September 30, 2004, employees exercised 9,000 options, leaving 170,500 options fully vested and exercisable at year-end.

         The following table displays equity compensation plan information as of the fiscal year ended September 30, 2004:

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

                                              (a)                           (b)                          (c)
Equity compensation
plans approved by                           170,500                        $11.41                     229,286(1)
security holders

Equity compensation
plans not approved                           None
by security holders

            Total                           170,500                        $11.41                      229,286

(1) The maximum number of shares of common stock that may be issued under the Company's Option Plan is 25% of the outstanding common stock which = 408,786.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no transactions of more than $60,000 between Hennessy Advisors, Inc. and any shareholder, director or executive officer during the last two year period ending September 30, 2004.

ITEM 13. EXHIBITS

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

    10.3* Investment Advisory Agreement, dated June 30, 1998, between The Hennessy Funds, Inc., and the Hennessy Management Co., 2, L.P.

    10.4*    Hennessy Advisors, Inc. 2001 Omnibus Plan**

    10.4(a)* Form of Option Award Agreement**

    10.5*    Employment Agreement of Neil J. Hennessy**

    10.6*** Loan Agreement between the Registrant and US Bank National Association, dated March 15, 2004

    10.7     Lindner Acquisition Agreement as amended, January 19, 2004

    14.1**** Hennessy Advisors, Inc. Code of Ethics, as amended November 3, 2004 and approved by the mutual fund directors on November 16, 2004.

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

    32.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. ss. 1350

    32.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. ss. 1350


Note:
* = incorporated by reference from the Company's Form SB-2 registration statement (SEC File No. 333-66970)

**     = management contract or compensatory plan or arrangement

***    = incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2004 (SEC File No. 000-49872)

****   = incorporated by reference from the Company's Form 8-K furnished on
         December 10, 2004