Form 10QSB
period 2004-12-31
HENNESSY ADVISORS INC
filed 2005-01-27
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ______.

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2004 was 1,635,142.

Transitional Small Business Disclosure Format:     Yes ______;   No     X

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.         Financial Information

Item 1.         Financial Statements

                Balance Sheets as of December 31, 2004 and
                September 30, 2004                                            3

                Statements of Income for the three months
                ended December 31, 2004 and 2003                              4

                Statement of Changes in Stockholders' Equity
                for the three months ended December 31, 2004                  5

                Statements of Cash Flows for the three months
                ended December 31, 2004 and 2003                              6

                Notes to Condensed Financial Statements                       7

Item 2.         Management's Discussion and Analysis                         11

Item 3.         Controls and Procedures                                      16

PART II.        Other Information                                            16

Item 6.         Exhibits                                                     16

Signatures                                                                   17

                             Hennessy Advisors, Inc.
                                 Balance Sheets

                                                                            December 31,       September 30,
                                                                               2004                2004
                                                                               ----                ----
                                                                           (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                            $     4,598,658     $      4,568,323
    Investments in marketable securities, at fair value                            4,781                4,582
    Investment fee income receivable                                             949,722              831,371
    Prepaid expenses                                                             128,669               65,004
    Other current assets                                                               -               24,413
                                                                          ---------------     ----------------
                        Total current assets                             $     5,681,830     $      5,493,693
                                                                          ---------------     ----------------

    Property and equipment, net of accumulated depreciation
       of $75,675 and $100,200                                                  $ 88,976     $         88,092
    Management contracts, net of accumulated amortization
       of $628,627                                                            14,142,520           14,142,520
    Deferred income tax assets                                                   126,900              126,900
    Other assets                                                                  59,620               62,674
                                                                          ---------------     ----------------
                        Total assets                                     $    20,099,846     $     19,913,879
                                                                          ===============     ================

Liabilities and Stockholders' Equity
  Current liabilities:
    Accrued liabilities and accounts payable                             $       588,757     $      1,416,505
    Income taxes payable                                                         422,837                  772
    Current portion of long-term debt                                          1,128,721            1,128,721
                                                                          ---------------     ----------------
                        Total current liabilities                        $     2,140,315     $      2,545,998
                                                                          ---------------     ----------------

    Long-term debt                                                       $     5,925,787     $      6,207,967
    Deferred income tax liabilities                                              548,030              452,200
                                                                          ---------------     ----------------
                        Total liabilities                                $     8,614,132     $      9,206,165
                                                                          ---------------     ----------------

  Stockholders' equity:
    Adjustable rate preferred stock, $25 stated value,  5,000,000
        sharesauthorized:   zero shares issued and outstanding           $             -     $              -
    Common stock, no par value, 15,000,000 shares authorized:
        1,635,142 shares issued and outstanding at December 31, 2004
        and September 30, 2004                                                 6,881,205            6,881,205
    Additional paid-in capital                                                    37,098               37,098
    Retained earnings                                                          4,567,411            3,789,411
                                                                          ---------------     ----------------
                        Total stockholders' equity                       $    11,485,714     $     10,707,714
                                                                          ---------------     ----------------

                        Total liabilities and stockholders' equity       $    20,099,846     $     19,913,879
                                                                          ===============     ================

                           See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)


                                            2004                 2003
                                            ----                 ----
 Revenue
      Investment advisory fees        $     2,401,371      $     1,783,648
      Shareholder service fees                282,544              222,179
      Other                                    16,349                5,691
                                       ---------------      ---------------
          Total revenue                     2,700,264            2,011,518

 Operating expenses
      Compensation and benefits               594,974              474,560
      General and administrative              234,783              227,819
      Mutual fund distribution                472,266              442,066
      Amortization and depreciation            11,039                5,750
                                       ---------------      ---------------
          Total operating expenses          1,313,062            1,150,195
                                       ---------------      ---------------
 Operating income                           1,387,202              861,323

 Interest expense                              90,535                    -

                                       ---------------      ---------------
 Income before income tax expense           1,296,667              861,323

 Income tax expense                           518,667              336,816
                                       ---------------      ---------------

          Net income                  $       778,000      $       524,507
                                       ===============      ===============


 Basic earnings per share             $          0.48      $          0.32
                                       ===============      ===============
 .
 Diluted earnings per share           $          0.46      $          0.31
                                       ===============      ===============


            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statements of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2004
                                   (Unaudited)


                                                                                     Additional                        Total
                                                       Common           Common        Paid-in          Retained      Stockholders'
                                                       Shares           Stock         Capital          Earnings        Equity
                                                       ------           -----         -------          --------        ------

Balances as of September 30, 2004                     1,635,142       $6,881,205      $ 37,098        $ 3,789,411   $ 10,707,714

Net income for the three months
  ended December 31, 2004                                     -                -             -            778,000        778,000


                                                    --------------------------------------------------------------------------------
Balances as of December 31, 2004                      1,635,142       $6,881,205      $ 37,098        $ 4,567,411   $ 11,485,714
                                                    ================================================================================


                                            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                  Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                                               2004             2003
                                                                                          --------------   --------------
Cash flows from operating activities:
            Net income                                                                   $     778,000    $     524,507
            Adjustments to reconcile net income to net cash provided by operating activities:
                    Depreciation and amortization                                              (21,472)           5,750
                    Deferred income taxes                                                       95,830           29,364
                    Unrealized gains on marketable securities                                     (193)            (336)
                    (Increase) decrease in operating assets:
                                Investment fee income receivable                              (118,351)        (145,172)
                                Prepaid expenses                                               (63,665)          (9,256)
                                Other current assets                                            24,413          (14,855)
                    Increase (decrease) in operating liabilities:
                                Accrued liabilities and accounts payable                      (827,747)        (143,488)
                                Income taxes payable                                           422,065          299,738
                                                                                          ------------     ------------
                                       Net cash provided by operating activities               288,880          546,252
                                                                                          ------------     ------------

Cash flows provided by (used) in investing activities:
            Purchases of property and equipment                                                 (8,871)         (46,944)
            Disposal of fully depreciated assets                                                32,512                -
            Purchases of investments                                                                (6)             (43)
            Payments related to acquisition of management contracts                                  -         (151,843)
                                                                                          ------------     ------------
                                       Net cash provided by (used) in investing activities      23,635         (198,830)
                                                                                          ------------     ------------

Cash flows used in financing activities:
            Principal payments on long-term debt                                              (282,180)               -
                                                                                          ------------     ------------
                                       Net cash used in financing activities                  (282,180)               -
                                                                                          ------------     ------------

Net increase in cash and cash equivalents                                                       30,335          347,422

Cash and cash equivalents at the beginning of the period                                     4,568,323        2,802,117
                                                                                          ------------     ------------

Cash and cash equivalents at the end of the period                                       $   4,598,658    $   3,149,539
                                                                                          ============     ============

Supplemental disclosures of cash flow information: Cash paid for:
              Income taxes                                                               $         772    $           -
                                                                                          ============     ============
              Interest                                                                   $      87,901    $           -
                                                                                          ============     ============


                                         See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements



Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended December 31, 2004, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2005. For additional information, refer to the financial statements for the fiscal year ended September 30, 2004, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 14, 2004.

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

Long-term Debt

         On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (5.25% at December 31, 2004), and is secured by the Company's assets. The final installment of the then outstanding principal and interest is due March 10, 2009.

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

         The Company's effective tax rate of 40.0% for the three months ended December 31, 2004, differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.


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

         The weighted average common shares outstanding used in the calculation of basic earnings per share, and the weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share, were as follows for the three months ended December 31, 2004 and 2003:

                                                Three Months Ended
                                                   December 31,
                                   ------------------------------------------
                                         2004                    2003
                                         ----                    ----
  Weighted Average common
   stock outstanding                   1,635,142              1,626,142
  Common stock equivalents
   - stock options                        56,349                 46,675
                                   ------------------     -------------------
                                       1,691,491              1,672,817
                                   ==================     ===================


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

        As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. During the three months ended December 31, 2004, 77,000 options were granted. During the three months ended December 31, 2003, 12,500 options were granted. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

      As required under FASB Statement No. 123 and FASB Statement No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

         The value of options granted during the three months ended December 31, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, zero dividends and a volatility factor of 16.15%:

                                                                                          Basic           Diluted
                                                                    Net Income             EPS              EPS
                                                               ---------------------   -------------    ------------
For the three months ended December 31, 2004
--------------------------------------------
 Net income                                                      $       778,000         $   0.48         $  0.46
  Fair value of stock options - net of tax                               257,796             0.16            0.15
                                                               ---------------------   -------------    ------------
 Proforma net income                                             $       520,204         $   0.32         $  0.31
                                                               =====================   =============    ============

         The value of options granted during the three months ended December 31, 2003, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:

                                                                                          Basic          Diluted
                                                                    Net Income             EPS              EPS
                                                               ---------------------   -------------    ------------
For the three months ended December 31, 2003
--------------------------------------------
 Net income                                                      $       524,507         $   0.32         $  0.31
  Fair value of stock options - net of tax                                12,825             0.01               -
                                                               -----------------       -------------    ------------
 Proforma net income                                             $       511,682         $   0.31         $  0.31
                                                               =================       =============    ============


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

         Hennessy Funds pay fees to Hennessy Advisors for these services, which are charged as a percentage of the average daily net value of the assets under management in the funds. Fees paid to Hennessy Advisors are based on the value of the funds managed and fluctuate with changes in the total value of the assets under management. Hennessy Advisors' total assets under management were $1.419 billion as of December 31, 2004, of which $1.376 billion were mutual fund assets. Hennessy Advisors also provides shareholder servicing for the Hennessy Funds, which consists primarily of providing a call center to respond to shareholder inquiries, including specific mutual fund account information.

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

         The principal assets on our balance sheet represent the capitalized costs of investment advisory agreements with all five mutual funds. As of December 31, 2004, the management contracts asset had a net balance of $14,142,520 and includes the capitalized Lindner transaction, which began on February 27, 2004 and completed on March 11, 2004 with a total cost of $8,464,931.

         The principal liability on our balance sheet is the long-term debt incurred for the acquisition of the Lindner Funds contract. On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate as it may change from time to time (5.25% at December 31, 2004). The final installment of the then outstanding principal and interest is due March 10, 2009.



Results of Operations

      The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2004 and 2003:

                                                                Three Months Ended December 31,
                                                -------------------------------------------------------------
                                                               2004                         2003
                                                -------------------------------------------------------------
                                                                       Percent                        Percent
                                                                       of Total                       of Total
                                                     Amounts           Revenue         Amountse       Revenue
                                                ---------------------------------------------------------------
Revenue:
   Investment advisory fees                     $      2,401,371        88.9%      $    1,783,648      88.7%
   Shareholder service fees                              282,544        10.5              222,179      11.0
   Other                                                  16,349         0.6                5,691       0.3
                                                -------------------------------------------------------------
     Total revenue                                     2,700,264       100.0            2,011,518     100.0
                                                -------------------------------------------------------------

Operating expenses:
   Compensation and benefits                             594,974        22.0              474,560      23.6
   General and administrative                            234,783         8.7              227,819      11.3
   Mutual fund distribution                              472,266        17.5              442,066      22.0
   Amortization and depreciation                          11,039         0.4                5,750       0.3
                                                -------------------------------------------------------------
     Total operating expenses                          1,313,062        48.6            1,150,195      57.2
                                                -------------------------------------------------------------

Operating income                                       1,387,202        51.4              861,323      42.8

Interest expense                                          90,535         3.4                    -         -

                                                -------------------------------------------------------------
Income before income tax expense                       1,296,667        48.0              861,323      42.8

Income tax expense                                       518,667        19.2              336,816      16.7

                                                -------------------------------------------------------------
           Net income                           $        778,000        28.8%      $      524,507       26.1%
                                                =============================================================


         Total revenue increased $688,746 (+34.2%) in the three months ended December 31, 2004, from $2,011,518 in the same period of 2003, primarily due to fees earned from increased mutual fund assets under management. In total, assets in the mutual funds we manage increased to $1.376 billion as of December 31, 2004, compared to $1.013 billion as of December 31, 2003(+35.9%). The increase in assets under management was a direct result of increased market valuations of approximately $166.6 million and net purchases and acquisitions of $196.8 million. The revenue we earn from the funds we manage increased $617,723 (+34.6%) in the three months ended December 31, 2004, while shareholder service fees increased $60,365 (+27.2%).

         Total operating expenses increased $162,867 (+14.2%) in the three months ended December 31, 2004, from $1,150,195 in the same period of 2003. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 48.6% in the three months ended December 31, 2004, compared to 57.2% in the prior comparable period.

         Compensation and benefits increased $120,414 (+25.4%) in the three months ended December 31, 2004, from $474,560 in the prior comparable period. The increase resulted from the addition of a Chief Compliance Officer and salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 22.0% for the three months ended December 31, 2004, compared to 23.6% in the prior comparable period.

         General and administrative expense increased $6,964 (+3.1%), in the three months ended December 31, 2004, from $227,819 in the three months ended December 31, 2003, primarily due to increases in business promotion activities and insurance costs. As a percentage of total revenue, general and administrative expense decreased to 8.7% in the three months ended December 31, 2004, from 11.3% in the prior comparable period.

         Mutual fund distribution expenses increased $30,200 (+6.8%) in the three months ended December 31, 2004, from $442,066 in the three months ended December 31, 2003. As a percentage of total revenue, distribution expenses decreased to 17.5% for the three months ended December 31, 2004, compared to 22.0% in the prior comparable period. The proportion of assets held by NTF providers has declined in relation to assets held at other financial institutions. This change in proportion has lowered the percentage of NTF expenses in relation to total revenues.

         Amortization and depreciation expense increased $5,289 in the three months ended December 31, 2004, from $5,750 for the three months ended December 31, 2003, resulting from amortization of loan acquisition costs and purchases of furniture and equipment.

         Interest expense of $90,535 was generated from the US Bank National Association $7.9 million loan used to acquire assets from Lindner Asset Management, Inc. Interest accrues at the prime rate in effect as it may change from time to time (5.25% at December 31, 2004).

         For the three months ended December 31, 2004, the provision for income taxes increased $181,851 resulting from an increase in pre-tax income of $435,344.

         Net income increased $253,493 to $778,000 in the three months ended December 31, 2004, compared to $524,507 in the prior comparable period, as a result of the factors discussed above.


Liquidity and Capital Resources

         As of December 31, 2004, Hennessy Advisors, Inc. had cash and cash equivalents of $4,598,658.

         With the exception of property and equipment and management contracts acquired, which amount to a combined $14,231,496 as of December 31, 2004, the remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. Total assets as of December 31, 2004 were $20,099,846, compared to $19,913,879 at September 30, 2004, an increase of $185,967 or 0.9%.

         Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of December 31, 2004, will be sufficient to meet short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.


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

         Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and others, for example:

        o Continuing volatility in the equity markets have caused the levels of our assets under management to fluctuate significantly.
        o Weak market conditions or loss of investor confidence in the mutual fund industry may lower our assets under management and reduce our revenues and income.
        o We face strong competition from numerous and sometimes larger companies.
        o Changes in the distribution channels on which we depend could reduce our revenues or hinder our growth.
        o For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.
        o For the next several years, professional service fees and compliance costs are likely to increase due to increased securities industry legislation.
        o Business growth through asset acquisitions may not proceed as planned and result in significant expenses adversely affecting earnings.
        o Retaining the mutual fund assets associated with acquired management contracts may prove difficult and result in lower than expected revenues.
        o International conflicts and the ongoing threat of terrorism may adversely affect the general economy, financial and capital markets and our business.
        o During the next several years, interest rate fluctuations, particularly increases in the prime rate, may increase our debt service payments.

         Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations in our revenue can directly impact our net income from period to period. Risk factors are described in more detail in the "Risk Factors" section of the Company's Annual Report, filed on Form 10-KSB with the U.S. Securities and Exchange Commission on December 14, 2004.

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

          Exhibit 32.1 Written Statement of the Chief Executive Officer, ------------ Pursuant to 18 U.S.C. ss. 1350

          Exhibit 32.2 Written Statement of the Chief Financial Officer, ------------ Pursuant to 18 U.S.C. ss. 1350

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        HENNESSY ADVISORS, INC.



Date:  January 27, 2005                 By: /s/ Teresa M. Nilsen
                                            ------------------------------------
                                            Teresa M. Nilsen, Executive Vice
                                            President, Chief Financial Officer
                                            and Secretary










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