Form 10QSB
period 2005-03-31
HENNESSY ADVISORS INC
filed 2005-04-29
CIK 1145255

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Grant Avenue, Suite 100 Novato, California	94945
(Address of principal executive offices)	(Zip Code)

(415) 899-1555

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒;    No  ☐.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2005 was 2,456,963.

Transitional Small Business Disclosure Format:    Yes  ☐;     No  ☒

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

	March 31, 2005	September 30, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,858,135	$4,568,323
Investments in marketable securities, at fair value	4,703	4,582
Investment fee income receivable	982,771	831,371
Prepaid expenses	114,763	65,004
Other current assets	7,977	24,413

Total current assets	5,968,349	5,493,693

Property and equipment, net of accumulated depreciation of $84,598 and $100,200	93,225	88,092
Management contracts, net of accumulated amortization of $628,627	14,142,520	14,142,520
Deferred income tax assets	126,900	126,900
Other assets	94,387	62,674

Total assets	$20,425,381	$19,913,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$900,728	$1,416,505
Income taxes payable	—	772
Current portion of long-term debt	1,128,721	1,128,721

Total current liabilities	2,029,449	2,545,998

Long-term debt	5,643,607	6,207,967
Deferred income tax liabilities	640,860	452,200

Total liabilities	8,313,916	9,206,165

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 22,500,000 shares authorized: 2,456,963 shares issued and outstanding at March 31, 2005 and 2,452,713 at September 30, 2004	6,915,542	6,881,205
Additional paid-in capital	45,138	37,098
Retained earnings	5,150,785	3,789,411

Total stockholders’ equity	12,111,465	10,707,714

Total liabilities and stockholders’ equity	$20,425,381	$19,913,879

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

Three and Six Months Ended March 31, 2005 and 2004

(Unaudited)

			Six Months
	Three Months			Restated (Note 7)
	2005	2004	2005	2004
Revenue
Investment advisory fees	$2,495,079	$2,126,735	$4,896,450	$3,910,383
Shareholder service fees	294,196	257,729	576,740	479,908
Other	22,399	6,269	38,748	11,960

Total revenue	2,811,674	2,390,733	5,511,938	4,402,251

Operating expenses
Compensation and benefits	570,345	550,237	1,165,319	1,024,797
General and administrative	234,544	223,376	469,327	451,195
Mutual fund distribution	518,470	481,576	990,736	923,642
Amortization and depreciation	11,976	7,264	23,015	13,014

Total operating expenses	1,335,335	1,262,453	2,648,397	2,412,648

Operating income	1,476,339	1,128,280	2,863,541	1,989,603

Interest expense	93,704	14,371	184,239	14,371

Income before income tax expense	1,382,635	1,113,909	2,679,302	1,975,232

Income tax expense	553,586	438,137	1,072,253	774,953

Net income	$829,049	$675,772	$1,607,049	$1,200,279

Earnings per share:
Basic	$0.33	$0.28	$0.65	$0.49

Diluted	$0.32	$0.27	$0.63	$0.47

Weighted average shares outstanding:
Basic	2,454,566	2,439,213	2,453,629	2,439,213

Diluted	2,561,367	2,522,481	2,556,834	2,532,938

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2005

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances as of September 30, 2004	2,452,713	$6,881,205	$37,098	$3,789,411	$10,707,714
Net income for the six months ended March 31, 2005	—	—	—	1,607,049	1,607,049
Dividends paid	—	—	—	(245,675)	(245,675)
Employee stock options exercised	4,250	34,337	—	—	34,337
Tax benefit of employee stock sales	—	—	8,040	—	8,040

Balances as of March 31, 2005	2,456,963	$6,915,542	$45,138	$5,150,785	$12,111,465

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

Six Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,607,049	$1,200,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(9,497)	13,014
Deferred income taxes	188,660	93,607
Tax benefit from exercise of employee stock options	8,040	—
Unrealized gains on marketable securities	(89)	(305)
(Increase) decrease in operating assets:
Investment fee income receivable	(151,400)	(351,677)
Prepaid expenses	(49,759)	(34,437)
Other current assets	16,436	—
Other assets	(37,820)	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(515,775)	170,461
Income taxes payable	(772)	1,705

Net cash provided by operating activities	1,055,073	1,092,647

Cash flows provided by (used) in investing activities:
Purchases of property and equipment	(22,043)	(50,743)
Disposal of fully depreciated assets	32,512	—
Purchases of investments	(32)	(50)
Payments related to acquisition of management contracts	—	(8,140,026)

Net cash provided by (used) in investing activities	10,437	(8,190,819)

Cash flows provided by (used) in financing activities:
Proceeds from long-term debt	—	7,861,544
Principal payments on long-term debt	(564,360)	—
Proceeds from exercise of employee stock options	34,337	—
Dividend payment	(245,675)	—

Net cash provided by (used) in financing activities	(775,698)	7,861,544

Net increase in cash and cash equivalents	289,812	763,372
Cash and cash equivalents at the beginning of the period	4,568,323	2,802,117

Cash and cash equivalents at the end of the period	$4,858,135	$3,565,489

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$875,513	$695,970

Interest	$180,810	$—

Non-cash investing and financing disclosures:
Costs related to acquisition of management contracts included in accrued liabilities	$—	$356,942

Loan acquisition costs withheld from long-term debt proceeds	$—	$39,505

Loan acquisition costs included in accrued liabilities	$—	$21,548

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended March 31, 2005, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2005. For additional information, refer to the financial statements for the fiscal year ended September 30, 2004, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 14, 2004.

The operating activities of the Company consist primarily of providing investment management services to five open-end mutual funds (the “Hennessy Funds”). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.

(2) Management Contracts

Hennessy Advisors, Inc. has contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund and with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund.

The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc., at their meeting on March 8, 2005 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc. or Hennessy Mutual Funds, Inc. (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund) or by Hennessy Advisors, upon 60 days’ prior written notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary or by contract, may be required to waive its management fee or subsidize other expenses for the Funds it manages. Hennessy Advisors has agreed to cap the expense ratio of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund through June 2005 (these contractual expense caps were instituted under the terms of the proxy statement and prospectus dated December 8, 2003 for the reorganization of certain Lindner funds into certain Hennessy Funds) and to subsidize certain expenses. The expense ratios for each of the funds are well below the contractual cap and subsidy is not currently required.

(3) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (5.75% at March 31, 2005), and is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due March 10, 2009.

In connection with securing the financing, Hennessy Advisors, Inc. incurred loan costs in the amount of $61,052. These costs are included in other assets and are being amortized on a straight-line basis over 60 months.

(4) Investment Advisor and Shareholder Service Fee Revenue

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

(5) Income Taxes

Income taxes are accounted for under the asset and liability method, in accordance with the provisions of FASB Statement No. 109 “Accounting For Income Taxes”.

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

A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating losses or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include income that will result from future operations.

The Company’s effective tax rates of 40.0% for both the three and six months ended March 31, 2005, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(6) Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation.

(7) Restatement of Prior Year Net Income For The Six Months Ended March 31, 2004

A clerical error occurred in posting the six month net income figure on page 4 of last year’s 10-QSB report, and that error has been corrected. The net income as posted was $1,214,650 and should have been $1,200,279. The remainder of last year’s report was correct in all respects, as published.

(8) Earnings per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

On January 27, 2005, our Board of Directors declared a three-for-two stock split which was implemented on March 8, 2005 for shareholders of record as of February 15, 2005. As of March 7, 2005, before the split, we had 1,637,142 shares of common stock outstanding, which equals 2,455,713 on a post-split basis.

The following table presents the pre-split and post-split computations of weighted average shares outstanding and earnings per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(Amounts in dollars)
Net earnings:	$829,049	$675,772	$1,607,049	$1,200,279

Pre-Split Basis
Basic earnings per share:	$0.50	$0.42	$0.98	$0.74

Weighted average shares outstanding for basic earnings per share calculation	1,636,377	1,626,142	1,635,753	1,626,142

Diluted earnings per share:	$0.48	$0.40	$0.94	$0.71

Weighted average shares outstanding for diluted earnings per share calculation	1,707,578	1,681,654	1,704,556	1,688,625

Adjusted for the effect of three-for-two stock split and as reported herein, March 31, 2005 Basic earnings per share:	$0.33	$0.28	$0.65	$0.49

Weighted average shares outstanding for basic earnings per share calculation	2,454,566	2,439,213	2,453,629	2,439,213

Diluted earnings per share:	$0.32	$0.27	$0.63	$0.47

Weighted average shares outstanding for diluted earnings per share calculation	2,561,367	2,522,481	2,556,834	2,532,938

(9) Stock-Based Compensation

On May 2, 2001, the Company established an incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation shall not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. During the six months ended March 31, 2005, 115,500 options were granted. During the six months ended March 31, 2004, 18,750 options were granted. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

As required under FASB Statement No. 123 and FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”, the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

The value of options granted during the six months ended March 31, 2005, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, zero dividends and a volatility factor of 23.91%:

	Net Income	Basic EPS	Diluted EPS
For the six months ended March 31, 2005
Net income	$1,607,049	$0.65	$0.63
Fair value of stock options - net of tax	321,552	0.13	0.13

Proforma net income	$1,285,497	$0.52	$0.50

The value of options granted during the six months ended March 31, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 0.0001%:

	Net Income	Basic EPS	Diluted EPS
For the six months ended March 31, 2004
Net income	$1,200,279	$0.49	$0.47
Fair value of stock options - net of tax	12,825	—	—

Proforma net income	$1,187,454	$0.49	$0.47

The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations.

Item 2. Management’s Discussion and Analysis

Overview

Hennessy Advisors, Inc. (“Hennessy Advisors”), a California corporation, is a publicly traded investment management firm. The Company’s principal business activity is managing and marketing mutual funds. Hennessy Advisors is the investment manager of the Hennessy Funds, a family of five no-load mutual funds. Each of the Hennessy Funds employs a unique mutual fund money management approach combining time-tested stock selection formulas.

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

Hennessy Funds pay fees to Hennessy Advisors for these services, which are charged as a percentage of the average daily net value of the assets under management in the funds. Fees paid to Hennessy Advisors are based on the value of the funds managed and fluctuate with changes in the total value of the assets under management. Hennessy Advisors’ total assets under management were $1.400 billion as of March 31, 2005, of which $1.348 billion were mutual fund assets. Hennessy Advisors also provides shareholder servicing for the Hennessy Funds, which consists primarily of providing a call center to respond to shareholder inquiries, including specific mutual fund account information.

Hennessy Advisors’ principal business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates and competitive conditions. Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations can occur in our revenue and net income from period to period.

Hennessy Advisors distributes its funds through third-party broker/dealers and independent financial institutions such as Charles Schwab, Inc., Fidelity, TD Waterhouse and Pershing. These distribution platforms are considered an integral part of Hennessy Advisors’ sales/distribution strategy. Hennessy Advisors participates in “no transaction fee” (“NTF”) programs with these companies, which allow customers to purchase the Hennessy Funds through third party distribution channels without paying a transaction fee. The use of “NTF” programs and expansion of these programs have been, and continue to be, an important part of our business growth strategy. Hennessy Advisors compensates these third party distributors under a pre-determined contractual agreement.

The principal assets on our balance sheet represent the capitalized costs of investment advisory agreements with all five mutual funds. As of March 31, 2005, the management contracts asset had a net balance of $14,142,520.

The principal liability on our balance sheet is the long-term debt incurred for the acquisition of the Lindner Funds contract. On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (5.75% at March 31, 2005). The final installment of the then outstanding principal and interest is due March 10, 2009.

Results of Operations

The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005		2004
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$2,495,079	88.7%	$2,126,735	89.0%
Shareholder service fees	294,196	10.5	257,729	10.8
Other	22,399	0.8	6,269	0.2

Total revenue	2,811,674	100.0	2,390,733	100.0

Operating expenses:
Compensation and benefits	570,345	20.3	550,237	23.0
General and administrative	234,544	8.3	223,376	9.4
Mutual fund distribution	518,470	18.4	481,576	20.1
Amortization and depreciation	11,976	0.5	7,264	0.3

Total operating expenses	1,335,335	47.5	1,262,453	52.8

Operating income	1,476,339	52.5	1,128,280	47.2

Interest expense	93,704	3.3	14,371	0.6

Income before income tax expense	1,382,635	49.2	1,113,909	46.6

Income tax expense	553,586	19.7	438,137	18.3

Net income	$829,049	29.5%	$675,772	28.3%

Total revenue increased $420,941 (+17.6%) in the three months ended March 31, 2005, from $2,390,733 in the same period of 2004, primarily due to fees earned from increased mutual fund assets under management. In total, assets in the mutual funds we manage increased to $1.348 billion as of March 31, 2005, compared to $1.314 billion as of March 31, 2004(+2.6%). The increase in assets under management resulted from net purchases and acquisitions of $73.9 million, partially offset by reduced market valuations of $40.1 million. Management fee revenue is determined using average asset balances, which may differ considerably from total assets at the end of an accounting period. Average mutual fund assets during the three month period ended March 31, 2005 were $1.367 billion, compared to $1.146 billion (+19.3%)during the three month period ended March 31, 2004. Management fee revenue earned from the funds we manage increased $368,344 (+17.3%) in the three months ended March 31, 2005, while shareholder service fees increased $36,467 (+14.1%).

Total operating expenses increased $72,882 (+5.8%) in the three months ended March 31, 2005, from $1,262,453 in the same period of 2004. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 47.5% in the three months ended March 31, 2005, compared to 52.8% in the prior comparable period.

Compensation and benefits increased $20,108 (+3.7%) in the three months ended March 31, 2005, from $550,237 in the prior comparable period. The increase resulted from the addition of a Chief Compliance Officer and salary increases and performance incentives for officers and staff. As a percentage of total revenue, compensation and benefits decreased to 20.3% for the three months ended March 31, 2005, compared to 23.0% in the prior comparable period.

General and administrative expense increased $11,168 (+5.0%), in the three months ended March 31, 2005, from $223,376 in the three months ended March 31, 2004, primarily due to increases in computer support services and professional services. As a percentage of total revenue, general and administrative expense decreased to 8.3% in the three months ended March 31, 2005, from 9.4% in the prior comparable period.

Mutual fund distribution expenses increased $36,894 (+7.7%) in the three months ended March 31, 2005, from $481,576 in the three months ended March 31, 2004. As a percentage of total revenue, distribution expenses decreased to 18.4% for the three months ended March 31, 2005, compared to 20.1% in the prior comparable period. The proportion of assets held by NTF providers has declined in relation to assets held at other financial institutions. This change in proportion has lowered the percentage of NTF expenses in relation to total revenues.

Amortization and depreciation expense increased $4,712 (+64.9%)in the three months ended March 31, 2005, from $7,264 for the three months ended March 31, 2004, resulting from amortization of loan acquisition costs and purchases of furniture and equipment.

Interest expense increased $79,333 (+552.0%)in the three months ended March 31, 2005, from $14,371 in the prior comparable period which included only half a month of interest charges. The expense was generated from the US Bank National Association loan of $7.9 million used to acquire assets from Lindner Asset Management, Inc. Interest accrues at the prime rate in effect as it may change from time to time (5.75% at March 31, 2005).

For the three months ended March 31, 2005, the provision for income taxes increased $115,449 resulting from an increase in pre-tax income of $268,726.

Net income increased $153,277 to $829,049 in the three months ended March 31, 2005 compared to $675,772 in the prior comparable period, as a result of the factors discussed above.

The following table reflects items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2005 and 2004:

	Six Months Ended March 31,
	2005		2004
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$4,896,450	88.8%	$3,910,383	88.8%
Shareholder service fees	576,740	10.5	479,908	10.9
Other	38,748	0.7	11,960	0.3

Total revenue	5,511,938	100.0	4,402,251	100.0

Operating expenses:
Compensation and benefits	1,165,319	21.1	1,024,797	23.3
General and administrative	469,327	8.5	451,195	10.2
Mutual fund distribution	990,736	18.0	923,642	21.0
Amortization and depreciation	23,015	0.4	13,014	0.3

Total operating expenses	2,648,397	48.0	2,412,648	54.8

Operating income	2,863,541	52.0	1,989,603	45.2

Interest expense	184,239	3.4	14,371	0.3

Income before income tax expense	2,679,302	48.6	1,975,232	44.9

Income tax expense	1,072,253	19.4	774,953	17.6

Net income	$1,607,049	29.2%	$1,200,279	27.3%

Total revenue increased $1,109,687 (+25.2%) in the six months ended March 31, 2005, from $4,402,251 in the same period of 2004, primarily due to fees earned from increased mutual fund assets under management. In total, assets in the mutual funds we manage increased to $1.348 billion as of March 31, 2005, compared to $1.314 billion as of March 31, 2004(+2.6%). The increase in assets under management resulted from net purchases and acquisitions of $73.9 million, partially offset by reduced market valuations of $40.1 million. Management fee revenue is determined using average asset balances, which may differ considerably from total assets at the end of an accounting period. Average mutual fund assets during the six month period ended March 31, 2005 were $1.329 billion, compared to $1.045 billion (+27. 2%) during the six month period ended March 31, 2004. Management fee revenue earned from the funds we manage increased $986,067 (+25.2%) in the six months ended March 31, 2005, while shareholder service fees increased $96,832 (+20.2%).

Total operating expenses increased $235,749 (+9.8%) in the six months ended March 31, 2005, from $2,412,648 in the same period of 2004. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased to 48.0% in the six months ended March 31, 2005, compared to 54.8% in the prior comparable period.

Compensation and benefits increased $140,522 (+13.7%) in the six months ended March 31, 2005, from $1,024,797 in the prior comparable period. The increase resulted from the addition of a Chief Compliance Officer, salary increases and performance incentives for officers and staff and increased medical insurance premiums. As a percentage of total revenue, compensation and benefits decreased to 21.1% for the six months ended March 31, 2005, compared to 23.3% in the prior comparable period.

General and administrative expense increased $18,132 (+4.0%), in the six months ended March 31, 2005, from $451,195 in the six months ended March 31, 2004, primarily due to increases in business insurance, computer support services and professional fees. As a percentage of total revenue, general and administrative expense decreased to 8.5% in the six months ended March 31, 2005, from 10.2% in the prior comparable period.

Mutual fund distribution expenses increased $67,094 (+7.3%) in the six months ended March 31, 2005, from $923,642 in the six months ended March 31, 2004. As a percentage of total revenue, distribution expenses decreased to 18.0% for the six months ended March 31, 2005, compared to 21.0% in the prior comparable period. The proportion of assets held by NTF providers has declined in relation to assets held at other financial institutions. This change in proportion has lowered the percentage of NTF expenses in relation to total revenues.

Amortization and depreciation expense increased $10,001 in the six months ended March 31, 2005, from $13,014 for the six months ended March 31, 2004, resulting from amortization of loan acquisition costs and purchases of furniture and equipment.

Interest expense of $184,239 during the period ended March 31, 2005 was generated from the US Bank National Association loan of $7.9 million used to acquire assets from Lindner Asset Management, Inc. The prior comparable period included only one half month of interest charges. Interest accrues at the prime rate in effect as it may change from time to time (5.75% at March 31, 2005).

For the six months ended March 31, 2005, the provision for income taxes increased $297,300 resulting from an increase in pre-tax income of $704,070.

Net income increased $406,770 to $1,607,049 in the six months ended March 31, 2005 compared to $1,200,279 in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2005, Hennessy Advisors, Inc. had cash and cash equivalents of $4,858,135.

With the exception of property and equipment and management contracts acquired, which amount to a combined $14,235,745 as of March 31, 2005, the remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. Total assets as of March 31, 2005 were $20,425,381, compared to $19,913,879 at September 30, 2004, an increase of $511,502 or 2.6%.

Capital requirements for Hennessy Advisors, Inc. are continually reviewed to ensure that sufficient funding is available to support business growth strategies. The management of Hennessy Advisors, Inc. anticipates that cash and other liquid assets on hand as of March 31, 2005, will be sufficient to meet short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt and/or equity markets. There can be no assurance that Hennessy Advisors, Inc. will be able to borrow funds or raise additional equity.

On March 8, 2005, Hennessy Advisors, Inc. paid a cash dividend of $0.10 per common share to shareholders of record as of February 15, 2005. The total payment from cash on-hand was $245,675.

On March 15, 2005, Hennessy Advisors, Inc. signed a definitive agreement with Landis Associates LLC and Michael L. Hershey to acquire the investment advisory contract for the Henlopen Fund, which has approximately $340 million in assets under management. The cash purchase price being paid by Hennessy Advisors, Inc. is 2.25% of the assets under management and will be paid at closing.

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

Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and others, for example:

•	Continuing volatility in the equity markets have caused the levels of our assets under management to fluctuate significantly.

•	Weak market conditions or loss of investor confidence in the mutual fund industry may lower our assets under management and reduce our revenues and income.

•	We face strong competition from numerous and sometimes larger companies.

•	Changes in the distribution channels on which we depend could reduce our revenues or hinder our growth.

•	For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.

•	For the next several years, professional service fees and compliance costs are likely to increase due to increased securities industry legislation.

•	Business growth through asset acquisitions may not proceed as planned and result in significant expenses adversely affecting earnings.

•	Retaining the mutual fund assets associated with acquired management contracts may prove difficult and result in lower than expected revenues.

•	International conflicts and the ongoing threat of terrorism may adversely affect the general economy, financial and capital markets and our business.

•	During the next several years, interest rate fluctuations, particularly increases in the prime rate, may increase our debt service payments.

Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations in our revenue can directly impact our net income from period to period. Risk factors are described in more detail in the “Risk Factors” section of the Company’s Annual Report, filed on Form 10-KSB with the U.S. Securities and Exchange Commission on December 14, 2004.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

There has been no significant change in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

There were no reportable events for items 1 through 3 or item 5.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was conducted on Thursday, January 27, 2005.

(b)	The eight current members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2006. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld
Neil J. Hennessy	1,352,788	3,500
Teresa M. Nilsen	1,352,788	3,500
Daniel B. Steadman	1,352,788	3,500
Henry Hansel	1,355,288	1,000
Brian A. Hennessy	1,352,788	3,500
Rodger Offenbach	1,355,288	1,000
Daniel G. Libarle	1,355,288	1,000
Thomas L. Seavey	1,355,288	1,000

Item 6. Exhibits

Exhibit 2.1	Asset Purchase Agreement dated March 15, 2005 between Hennessy Advisors, Inc. and Landis Associates LLC

Exhibit 2.2	Asset Purchase Agreement dated March 15, 2005 between Hennessy Advisors, Inc. and Michael L. Hershey

Exhibit 10	Non-competition Agreement dated March 15, 2005 between Hennessy Advisors, Inc. and Michael L. Hershey

Exhibit 31.1	Rule 13a – 14a Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a – 14a Certification of the Chief Financial Officer

Exhibit 32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

Exhibit 32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: April 29, 2005	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit 2.1	Asset Purchase Agreement dated March 15, 2005 between Hennessy Advisors, Inc. and Landis Associates LLC

Exhibit 2.2	Asset Purchase Agreement dated March 15, 2005 between Hennessy Advisors, Inc. and Michael L. Hershey

Exhibit 10	Non-competition Agreement dated March 15, 2005 between Hennessy Advisors, Inc. and Michael L. Hershey

Exhibit 31.1	Rule 13a – 14a Certification of the Chief Executive Officer

Exhibit 31.2	Rule 13a – 14a Certification of the Chief Financial Officer

Exhibit 32.1	Written Statement of the Chief Executive Officer, pursuant to 18 U.S.C. § 1350

Exhibit 32.2	Written Statement of the Chief Financial Officer, pursuant to 18 U.S.C. § 1350