Form 10QSB
period 2005-06-30
HENNESSY ADVISORS INC
filed 2005-08-02
CIK 1145255

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2005 was 2,459,213.

Transitional Small Business Disclosure Format:     Yes        ;   No     X
                                                       -------       -------

                             HENNESSY ADVISORS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.      Financial Information

Item 1.      Financial Statements

             Balance Sheets as of June 30, 2005 and
             September 30, 2004                                               3

             Statements of Income for the three and nine
             months ended June 30, 2005 and 2004                              4

             Statement of Changes in Stockholders' Equity
             for the nine months ended June 30, 2005                          5

             Statements of Cash Flows for the nine months
             ended June 30, 2005 and 2004                                     6

             Notes to Condensed Financial Statements                          7

Item 2.      Management's Discussion and Analysis                            13

Item 3.      Controls and Procedures                                         20

PART II.     Other Information                                               21

Item 6.      Exhibits                                                        21

Signatures                                                                   21

                             Hennessy Advisors, Inc.
                                 Balance Sheets

                                                                             June 30,            September 30,
                                                                               2005                  2004
                                                                               ----                  ----
                                                                            (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                               $  5,705,788         $  4,568,323
    Investments in marketable securities, at fair value                            4,684                4,582
    Investment fee income receivable                                             933,364              831,371
    Prepaid expenses                                                              81,706               65,004
    Other current assets                                                          23,677               24,413
                                                                          ---------------     ----------------
                        Total current assets                                   6,749,219            5,493,693
                                                                          ---------------     ----------------

    Property and equipment, net of accumulated depreciation
       of $91,463 and $100,200                                                    90,924               88,092
    Management contracts, net of accumulated amortization
       of $628,627                                                            14,142,520           14,142,520
    Deferred income tax assets                                                   126,900              126,900
    Other assets                                                                 180,580               62,674
                                                                          ---------------     ----------------
                        Total assets                                        $ 21,290,143         $ 19,913,879
                                                                          ===============     ================

Liabilities and Stockholders' Equity
  Current liabilities:
    Accrued liabilities and accounts payable                                $  1,123,160         $  1,416,505
    Income taxes payable                                                          11,830                  772
    Current portion of long-term debt                                          1,128,721            1,128,721
                                                                          ---------------     ----------------
                        Total current liabilities                              2,263,711            2,545,998
                                                                          ---------------     ----------------

    Long-term debt                                                             5,361,426            6,207,967
    Deferred income tax liabilities                                              733,138              452,200
                                                                          ---------------     ----------------
                        Total liabilities                                      8,358,275            9,206,165
                                                                          ---------------     ----------------

  Stockholders' equity:
    Adjustable rate preferred stock, $25 stated value,  5,000,000 shares
        authorized:   zero shares issued and outstanding                               -                    -
    Common stock, no par value, 15,000,000 shares authorized:
        2,459,213 shares issued and outstanding at June 30, 2005
        and 2,452,713 at September 30, 2004                                    6,935,050            6,881,205
    Additional paid-in capital                                                    45,138               37,098
    Retained earnings                                                          5,951,680            3,789,411
                                                                          ---------------     ----------------
                        Total stockholders' equity                            12,931,868           10,707,714
                                                                          ---------------     ----------------

                        Total liabilities and stockholders' equity          $ 21,290,143         $ 19,913,879
                                                                          ===============     ================

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                              Statements of Income
               Three and Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                 Three Months                           Nine Months
                                            2005              2004                2005              2004
                                            ----              ----                ----              ----
Revenue
    Investment advisory fees             $ 2,482,829       $ 2,324,616         $ 7,379,279       $ 6,234,999
    Shareholder service fees                 290,647           269,980             867,387           749,888
    Other                                     32,609             7,139              71,357            19,099
                                      ---------------   ---------------     ---------------   ---------------
        Total revenue                      2,806,085         2,601,735           8,318,023         7,003,986

Operating expenses
    Compensation and benefits                608,408           579,462           1,773,727         1,604,259
    General and administrative               201,937           194,450             671,264           645,645
    Mutual fund distribution                 514,480           471,590           1,505,216         1,395,232
    Amortization and depreciation              9,917             9,891              32,932            22,905
                                      ---------------   ---------------     ---------------   ---------------
        Total operating expenses           1,334,742         1,255,393           3,983,139         3,668,041
                                      ---------------   ---------------     ---------------   ---------------
Operating income                           1,471,343         1,346,342           4,334,884         3,335,945

Interest expense                              98,779            77,982             283,018            92,353

                                      ---------------   ---------------     ---------------   ---------------
Income before income tax expense           1,372,564         1,268,360           4,051,866         3,243,592

Income tax expense                           571,669           491,016           1,643,922         1,265,969
                                      ---------------   ---------------     ---------------   ---------------

        Net income                       $   800,895       $   777,344         $ 2,407,944       $ 1,977,623
                                      ===============   ===============     ===============   ===============

Earnings per share:
    Basic                                $      0.33       $      0.32         $      0.98       $      0.81
                                      ===============   ===============     ===============   ===============

    Diluted                              $      0.31       $      0.31         $      0.93       $      0.78
                                      ===============   ===============     ===============   ===============

Weighted average shares outstanding:
    Basic                                  2,458,100         2,443,260           2,455,119         2,440,557
                                      ===============   ===============     ===============   ===============

    Diluted                                2,596,361         2,517,993           2,592,422         2,542,568
                                      ===============   ===============     ===============   ===============

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                  Statements of Changes in Stockholders' Equity
                         Nine Months Ended June 30, 2005
                                   (Unaudited)

                                                                 Additional                   Total
                                       Common         Common      Paid-in      Retained     Stockholders'
                                       Shares         Stock       Capital      Earnings       Equity
                                       ------         -----       -------      --------       ------

Balances as of September 30, 2004     2,452,713    $ 6,881,205   $  37,098    $ 3,789,411   $ 10,707,714

Net income for the nine months
  ended June 30, 2005                         -              -           -      2,407,944      2,407,944

Dividends paid                                -              -           -       (245,675)      (245,675)

Employee stock options exercised          6,500         53,845           -              -         53,845

Tax benefit of employee stock sales           -              -       8,040              -          8,040

                                    ---------------------------------------------------------------------
Balances as of June 30, 2005          2,459,213    $ 6,935,050   $  45,138    $ 5,951,680   $ 12,931,868
                                    =====================================================================

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                            Statements of Cash Flows
                    Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                                          2005              2004
                                                                                      --------------   ---------------
Cash flows from operating activities:
           Net income                                                                  $  2,407,944      $  1,977,623
           Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                 420             22,905
                 Deferred income taxes                                                     280,938            162,671
                 Tax benefit from exercise of employee stock options                         8,040                  -
                 Unrealized gains on marketable securities                                     (52)              (224)
                 (Increase) decrease in operating assets:
                            Investment fee income receivable                              (101,993)          (286,881)
                            Prepaid expenses                                               (16,702)            (2,101)
                            Other current assets                                               736            (30,434)
                            Other assets                                                  (117,193)                 -
                 Increase (decrease) in operating liabilities:
                            Accrued liabilities and accounts payable                      (293,345)           437,175
                            Income taxes payable                                            11,058             38,377
                                                                                        ----------        -----------
                                   Net cash provided by operating activities             2,179,851          2,319,111
                                                                                        ----------        -----------

Cash flows provided by (used) in investing activities:
           Purchases of property and equipment                                             (26,606)           (53,645)
           Disposal of fully depreciated assets                                             32,512                  -
           Purchases of investments                                                            (50)               (66)
           Payments related to acquisition of management contracts                               -         (8,504,577)
                                                                                        ----------        -----------
                                   Net cash provided by (used) in investing activities       5,856         (8,558,288)
                                                                                        ----------        -----------

Cash flows provided by (used) in financing activities:
           Deferred offering costs                                                          (9,871)                 -
           Proceeds from long-term debt                                                          -          7,861,544
           Principal payments on long-term debt                                           (846,541)          (282,180)
           Payment of loan acquisition costs                                                     -            (21,548)
           Proceeds from exercise of employee stock options                                 53,845             73,000
           Dividend payment                                                               (245,675)                 -
                                                                                        ----------        -----------
                                   Net cash provided by (used) in financing activities  (1,048,242)         7,630,816
                                                                                        ----------        -----------

Net increase in cash and cash equivalents                                                1,137,465          1,391,639

Cash and cash equivalents at the beginning of the period                                 4,568,323          2,802,117
                                                                                        ----------        -----------

Cash and cash equivalents at the end of the period                                     $ 5,705,788       $  4,193,756
                                                                                        ==========        ===========

Supplemental disclosures of cash flow information:
           Cash paid for:
             Income taxes                                                              $ 1,277,938       $  1,057,207
                                                                                        ==========        ===========
             Interest                                                                  $   280,106       $     75,436
                                                                                        ==========        ===========
           Non-cash investing and financing disclosures:
             Loan acquisition costs withheld from long-term debt proceeds              $         -       $     39,505
                                                                                        ==========        ===========

            See accompanying notes to condensed financial statements

                             Hennessy Advisors, Inc.
                     Notes to Condensed Financial Statements

(1)      Basis of Financial Statement Presentation

         The accompanying condensed financial statements of Hennessy Advisors, Inc. (the "Company") are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended June 30, 2005, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2005. For additional information, refer to the financial statements for the fiscal year ended September 30, 2004, which are included in the Company's annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 14, 2004.

         The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the "Hennessy Funds"). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.

(2)      Management Contracts

         As of June 30, 2005, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund and with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund.

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

(3)      Long-term Debt

         On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank's prime rate, which may change from time to time (6.25% at June 30, 2005), and is secured by the Company's assets. The final installment of the then outstanding principal and interest is due March 10, 2009. In connection with securing the financing, Hennessy Advisors, Inc. incurred loan costs in the amount of $61,052. These costs are included in other assets and are being amortized on a straight-line basis over 60 months.

       On July 1, 2005, we completed the previously announced acquisition of mutual fund assets related to the management contract for The Henlopen Fund. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The transaction was financed by U.S. Bank National Association and terms of the loan are included in Exhibit 10.1.

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

         Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund, are charged at an annual rate of 0.1% of average daily net assets.

      Effective July 1, 2005, concurrent with our acquisition of The Henlopen Fund, advisor fees for the Focus 30 Fund will be reduced to an annual rate of 0.74% and shareholder service fees will be charged at an annual rate of 0.1%.

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

         The Company's effective tax rates for three and nine months ended June 30, 2005, were 41.6% and 40.6% respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(6)      Reclassification of Prior Period's Statements

         Certain items previously reported have been reclassified to conform with the current period's presentation.

(7)      Earnings per Share

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

         On January 27, 2005, our Board of Directors declared a three-for-two stock split which was implemented on March 8, 2005 for shareholders of record as of February 15, 2005. The following table presents the pre-split and post-split computations of weighted average shares outstanding and earnings per share calculations:

                                                                     Three Months Ended          Nine Months Ended
                                                                          June 30,                     June 30,
                                                                -------------------------------------------------------------
                                                                      2005            2004           2005            2004
                                                                -------------------------------------------------------------
                                                                                      (Amounts in dollars)

Net earnings:                                                     $   800,895     $   777,344     $  2,407,944   $  1,977,623
=============================================================================================================================

Pre-Split Basis
----------------------------------------------
Basic earnings per share:                                         $     0.49      $      0.48     $       1.47   $       1.22
                                                                =============================================================
Weighted average shares outstanding for
  basic earnings per share calculation                              1,638,733       1,628,840        1,636,746      1,627,038
                                                                =============================================================

Diluted earnings per share:                                       $      0.46     $      0.46     $       1.39   $       1.17
                                                                =============================================================
Weighted average shares outstanding for
  diluted earnings per share calculation                            1,730,907       1,678,662        1,728,281      1,695,045
                                                                =============================================================

Adjusted for the effect of three-for-two stock
----------------------------------------------
split and as reported herein, June 30, 2005
----------------------------------------------
Basic earnings per share:                                         $      0.33     $      0.32     $       0.98   $       0.81
                                                                =============================================================
Weighted average shares outstanding for
  basic earnings per share calculation                              2,458,100       2,443,260        2,455,119      2,440,557
                                                                =============================================================

Diluted earnings per share:                                       $      0.31     $      0.31     $       0.93   $       0.78
                                                                =============================================================
Weighted average shares outstanding for
  diluted earnings per share calculation                            2,596,361       2,517,993        2,592,422      2,542,568
                                                                =============================================================

8)       Stock-Based Compensation

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

         As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were 3,500 options granted during the three months ended June 30, 2005, and 3,000 options were granted during the quarter ended June 30, 2004. During the nine months ended June 30, 2005, 119,000 options were granted and 21,750 options were granted during the nine months ended June 30, 2004. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

         As required under FASB Statement No. 123 and FASB Statement No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

         The value of options granted during the three months ended June 30, 2005, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 4.24%, an expected life of 5 years, 0.41% dividends and a volatility factor of 24.09%:

                                                                                              Basic        Diluted
                                                                        Net Income             EPS           EPS
                                                                    --------------------   ------------  -------------
For the three months ended June 30, 2005
----------------------------------------
 Net income                                                            $     800,895         $   0.33       $   0.31
  Fair value of stock options - net of tax                                    14,553             0.01           0.01
                                                                    --------------------   ------------  -------------
 Proforma net income                                                   $     786,342         $   0.32       $   0.30
                                                                    ====================   ============  ============

          The value of options granted during the three months ended June 30, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 36.50%:

                                                                                              Basic        Diluted
                                                                        Net Income             EPS           EPS
                                                                    --------------------   ------------  -------------
For the three months ended June 30, 2004
 Net income                                                            $     777,344         $   0.32       $   0.31
  Fair value of stock options - net of tax                                    10,992             0.01              -
                                                                    ---------------------  -------------  ------------
 Proforma net income                                                   $     766,352         $   0.31       $   0.31
                                                                    =====================  =============  ============

         The value of options granted during the nine months ended June 30, 2005, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, 0.96% dividends and a volatility factor of 24.09%:

                                                                                              Basic        Diluted
                                                                        Net Income             EPS           EPS
                                                                    --------------------   ------------  -------------
For the nine months ended June 30, 2005
 Net income                                                            $   2,407,944         $   0.98       $   0.93
  Fair value of stock options - net of tax                                   508,368             0.21           0.20
                                                                    --------------------   ------------  -------------
 Proforma net income                                                   $   1,899,576         $   0.77       $   0.73
                                                                    ====================   ============  =============

         The value of options granted during the nine months ended June 30, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 36.50%:

                                                                                              Basic        Diluted
                                                                        Net Income             EPS           EPS
                                                                    --------------------   ------------  -------------
For the nine months ended June 30, 2004
 Net income                                                            $   1,977,623         $   0.81       $   0.78
  Fair value of stock options - net of tax                                    23,817             0.01           0.01
                                                                    ---------------------  -------------  ------------
 Proforma net income                                                   $   1,953,806         $   0.80       $   0.77
                                                                    =====================  =============  ============

          The Company will continue to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations through fiscal year end, September 30, 2005.

9)       New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB)issued FASB Statement No. 123R "Share-Based Payment", which amended the provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation." FASB Statement No. 123R requires public companies to recognize as an expense the fair value of stock-based payment arrangements at the date of grant, including stock options and employee stock purchase plans. The statement eliminates proforma accounting for share-based payments using the intrinsic value method previously allowed under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The are two possible methods of reporting share-based payment expenses: the "Modified Prospective" method and the "Modified Retrospective" method. We are currently evaluating the provisions of each method and have not determined the potential impact that adoption of FASB Statement No. 123R will have on our financial condition and results of operations. The effective date for implementation by small business issuers is the first interim or annual reporting period that begins after December 15, 2005.

         On March 29,2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which contains the Staff's views and guidance regarding valuation of share-based payment arrangements by public companies, and appropriate disclosures in Management's Discussion and Analysis reporting subsequent to adoption of FASB Statement No. 123R.

         In accordance with the provisions of FASB Statement No. 123R, and Staff Accounting Bulletin No. 107, we will begin reporting compensation expense for all stock option grants in our first quarterly report for fiscal year 2006 (quarter ending December 31, 2005). We will use the Black-Scholes option pricing model to determine share-based compensation expense at the date of grant at fair value.

         During the first fiscal year that stock options were granted (year ended September 30, 2002) and through the nine months ended June 30, 2005, we have not recorded any compensation expense for stock option grants, as allowed by the intrinsic value recognition and measurement principles of APB Opinion No.
25. Proforma effects on net income and earnings per common share have been estimated and reported using the Black-Scholes option pricing model, as displayed in note #8 above.

(10)     Subsequent Events

         On July 1, 2005, we completed the previously announced acquisition of mutual fund assets related to the management contract for The Henlopen Fund. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The transaction was financed by U.S. Bank National Association, and terms of the loan are included in Exhibit 10.1. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II.

         On July 26, 2005, we filed a Form S-1 Registration Statement with the Securities and Exchange Commission (File No. 333-126896), for a public offering of common stock (symbol HNNA). We also intend to apply to have our stock listed on the NASDAQ National stock exchange.

                  Item 2. Management's Discussion and Analysis

Overview

         We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our six open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We use quantitative stock selection strategies to manage each of the Hennessy Funds. The net assets of the mutual funds we manage have increased by 856% from $194 million on September 30, 2001 to $1.67 billion as of July 1, 2005, including approximately $299 million in net assets added on July 1, 2005 in connection with the acquisition of the management agreement for The Henlopen Fund, which we renamed the Hennessy Cornerstone Growth Fund, Series II. During this same period, the total number of shareholders in our mutual funds has increased by 845% from 10,629 shareholders on September 30, 2001 to 100,398 shareholders on July 1, 2005.

         Neil J. Hennessy has served as chairman of the board, president and chief executive officer of Hennessy since 1989 and as director, president and portfolio manager of our mutual funds since 1996.

         Each of the Hennessy Funds pay fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. Some of our mutual funds also pay fees to us for shareholder servicing. Shareholder servicing consists primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management services and shareholder servicing are based on a percentage of the average daily net asset value of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, our completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.67 billion as of July 1, 2005.

         The assets we manage have grown rapidly as a result of acquisitions of management agreements, fund inflows and market appreciation. The following tables illustrate the growth in assets under management since June 30, 2003 through June 30, 2005:

                                                                       Assets Under Management
                                                    At Each Quarter End, June 30,2004 through June 30, 2005
                                ------------------------------------------------------------------------------------------
                                   6/30/2004          9/30/2004         12/30/2004        3/31/2005         6/30/2005
                                   ---------          ---------         ----------        ---------         ---------
Beginning assets under
 management................      $  1,314,064       $  1,284,720      $  1,222,073      $  1,376,303      $  1,347,881

Acquisition flows..........                 -                  -                 -                 -                 -

Organic inflows............            48,096             33,306            64,390           107,136            72,672

Redemptions................           (94,936)           (65,253)          (91,804)         (108,114)          (87,886)

Market appreciation
 (depreciation)............            17,496            (30,700)          181,644           (27,444)           40,499
Ending assets under             -----------------  ----------------- ----------------- ----------------- -----------------
 management................      $  1,284,720       $  1,222,073      $  1,376,303      $  1,347,881      $  1,373,166(1)
                                =================  ================= ================= ================= =================

------------------------
(1) Does not include $299 million in assets under management added in connection with the acquisition of The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II), which was completed on July 1, 2005.


                                                                       Assets Under Management
                                                    At Each Quarter End, June 30,2003 through June 30, 2004
                                ------------------------------------------------------------------------------------------
                                   6/30/2003          9/30/2003         12/30/2003        3/31/2004         6/30/2004
                                   ---------          ---------         ----------        ---------         ---------
Beginning assets under
 management................     $     497,962      $     663,243      $    835,139      $  1,012,903      $  1,314,064

Acquisition flows..........                 -             34,928                 -           301,214                 -

Organic inflows............           110,767             79,619           117,651           116,299            48,096

Redemptions................           (35,147)           (29,155)          (40,318)         (100,389)          (94,936)

Market appreciation
 (depreciation)............             89,661            86,504           100,431           (15,963)           17,496
Ending assets under             -----------------  ----------------- ----------------- ----------------- -----------------
 management................     $     663,243      $     835,139      $  1,012,903      $  1,314,064      $  1,284,720
                                =================  ================= ================= ================= =================

         Historically, we have received operating revenues from providing Mr. Hennessy's services as an expert witness and mediator in securities cases. Also, until June 2005, we provided management services to high net worth investors. However, our business strategy has evolved and we no longer generate any operating revenues from these services.

         A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we intend to expand and upgrade our facilities and anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

         Due to the increases in fixed expenses and dilution of the shareholder base expected in connection with our proposed public offering, our earnings per share may decrease in the short-term.

         The principal asset on our balance sheet, management contracts - net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2005, this asset had a net balance of $14,142,520.

         The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds. As of June 30, 2005, this liability, including the current portion of long-term debt, had a balance of $6.4 million. On July 1, 2005, we incurred an additional $6.7 million of long-term debt to finance our acquisition of the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). We intend to repay in full this bank debt out of the net proceeds of our proposed public offering.

Results of Operations

      The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2005 and 2004:

                                                              Three Months Ended June 30,
                                              ---------------------------------------------------------------
                                                            2005                           2004
                                              ----------------------------------------------------------------
                                                                     Percent                         Percent
                                                                     of Total                        of Total
                                                   Amounts           Revenue        Amounts          Revenue
                                              ----------------------------------------------------------------
Revenue:
   Investment advisory fees                     $   2,482,829          88.5%     $   2,324,616        89.3%
   Shareholder service fees                           290,647          10.4            269,980        10.4
   Other                                               32,609           1.1              7,139         0.3
                                              ----------------------------------------------------------------
     Total revenue                                  2,806,085         100.0          2,601,735       100.0
                                              ----------------------------------------------------------------

Operating expenses:
   Compensation and benefits                          608,408          21.7            579,462        22.3
   General and administrative                         201,937           7.2            194,450         7.5
   Mutual fund distribution                           514,480          18.3            471,590        18.1
   Amortization and depreciation                        9,917           0.4              9,891         0.4
                                              ----------------------------------------------------------------
     Total operating expenses                       1,334,742          47.6          1,255,393        48.3
                                              ----------------------------------------------------------------

Operating income                                    1,471,343          52.4          1,346,342        51.7

Interest expense                                       98,779           3.5             77,982         3.0

                                              ----------------------------------------------------------------
Income before income tax expense                    1,372,564          48.9          1,268,360        48.7

Income tax expense                                    571,669          20.4            491,016        18.8

                                              ----------------------------------------------------------------
           Net income                           $     800,895          28.5%     $     777,344        29.9%
                                              ================================================================

         Revenues: Total revenue increased by $204,350, or 7.9%, in the three months ended June 30, 2005, from $2,601,735 in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $158,213, or 6.8%, in the three months ended June 30, 2005, from $2,324,616 in the prior comparable period, and shareholder service fees increased by $20,667, or 7.7%, in the three months ended June 30, 2005, from $269,980 in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $88.4 million, or 6.9%, as of June 30, 2005, from $1.285 billion as of the end of the prior comparable period. This increase in the net assets of our mutual funds resulted from cash inflows of $277.5 million, redemptions of $353.1 million and market appreciation of $164.0 million. In comparison, from June 30, 2003 to June 30, 2004, cash inflows of our mutual funds were $697.8 million, which included $336.1 million of cash inflows from acquisitions, redemptions were $264.8 million and market appreciation was $188.5 million. Although the amount of redemptions increased by $23.0 million for the one year period ending June 30, 2005 as compared to the one year period ending June 30, 2004, redemptions as a percentage of assets under management increased only marginally from an average of 2.1% per month to 2.3% per month during the same period.

         Operating Expenses: Total operating expenses increased by $79,349, or 6.3%, in the three months ended June 30, 2005, from $1,255,393 in the prior comparable period. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased by 0.7% to 47.6% in the three months ended June 30, 2005, as compared to 48.3% in the prior comparable period.

         Employee Compensation and Benefits: Compensation and benefits increased by $28,946, or 5.0%, in the three months ended June 30, 2005, from $579,462 in the prior comparable period. The increase resulted from the addition of a chief compliance officer, the addition of a portfolio management specialist and salary increases for officers and staff. As a percentage of total revenue, compensation and benefits decreased by 0.6% to 21.7% for the three months ended June 30, 2005, compared to 22.3% in the prior comparable period.

         General and Administrative Expenses: General and administrative expense increased by $7,487, or 3.9%, in the three months ended June 30, 2005, from $194,450 in the prior comparable period, primarily due to increases in professional fees, board of directors fees and expenses and business insurance. Partially offsetting these increases were reductions in marketing and promotion expenses. As a percentage of total revenue, general and administrative expense decreased by 0.3% to 7.2% in the three months ended June 30, 2005, from 7.5% in the prior comparable period.

         Mutual Fund Distribution Expenses: Distribution expenses increased by $42,890, or 9.1%, in the three months ended June 30, 2005, from $471,590 in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 0.2% to 18.3% for the three months ended June 30, 2005, compared to 18.1% in the prior comparable period. This slight increase is due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

         Amortization and Depreciation Expense: Amortization and depreciation expense remained essentially unchanged in the three months ended June 30, 2005, from the prior comparable period.

         Interest Expense: We incurred interest expense of $98,779 during the three months ended June 30, 2005 as a result of the $7.9 million loan that we entered into with U.S. Bank National Association to acquire the management agreements for the Lindner Funds. Interest increased $20,797 from the prior comparable period due to increases in interest rates. Interest accrues at the prime rate in effect from time to time, which was 6.25% on June 30, 2005 and 4.0% on June 30, 2004.

         Income Taxes: The provision for income taxes increased by $80,653, or 16.4%, in the three months ended June 30, 2005, from $491,016 in the prior comparable period.

         Net Income: Net income increased by $23,551, or 3.0%, in the three months ended June 30, 2005, compared to $777,344 in the prior comparable period, as a result of the factors discussed above.

         The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2005 and 2004:

                                                              Nine Months Ended June 30,
                                              ---------------------------------------------------------------
                                                            2005                           2004
                                              ----------------------------------------------------------------
                                                                     Percent                         Percent
                                                                     of Total                        of Total
                                                   Amounts           Revenue        Amounts          Revenue
                                              ----------------------------------------------------------------
Revenue:
   Investment advisory fees                     $   7,379,279          88.7%     $   6,234,999        89.0%
   Shareholder service fees                           867,387          10.4            749,888        10.7
   Other                                               71,357           0.9             19,099         0.3
                                              ----------------------------------------------------------------
     Total revenue                                  8,318,023         100.0          7,003,986       100.0
                                              ----------------------------------------------------------------

Operating expenses:
   Compensation and benefits                        1,773,727          21.3          1,604,259        23.0
   General and administrative                         671,264           8.1            645,645         9.2
   Mutual fund distribution                         1,505,216          18.1          1,395,232        19.9
   Amortization and depreciation                       32,932           0.4             22,905         0.3
                                              ----------------------------------------------------------------
     Total operating expenses                       3,983,139          47.9          3,668,041        52.4
                                              ----------------------------------------------------------------

Operating income                                    4,334,884          52.1          3,335,945        47.6

Interest expense                                      283,018           3.4             92,353         1.3

                                              ----------------------------------------------------------------
Income before income tax expense                    4,051,866          48.7          3,243,592        46.3

Income tax expense                                  1,643,922          19.8          1,265,969        18.1

                                              ----------------------------------------------------------------
           Net income                           $   2,407,944          28.9%     $   1,977,623        28.2%
                                              ================================================================

         Revenues: Total revenue increased by $1,314,037, or 18.8%, in the nine months ended June 30, 2005, from $7,003,986 in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $1,144,280, or 18.4%, in the nine months ended June 30, 2005, from $6,234,999 in the prior comparable period, and shareholder service fees increased by $117,499, or 15.7%, in the nine months ended June 30, 2005, from $749,888 in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $88.4 million, or 6.9%, as of June 30, 2005, from $1.285 billion as of the end of the prior comparable period. This increase in the net assets of our mutual funds resulted from cash inflows of $277.5 million, redemptions of $353.1 million and market appreciation of $164.0 million. In comparison, from June 30, 2003 to June 30, 2004, cash inflows of our mutual funds were $697.8 million, which included $336.1 million of cash inflows from acquisitions, redemptions were $264.8 million and market appreciation was $188.5 million. Although the amount of redemptions increased by $23.0 million for the one year period ending June 30, 2005 as compared to the one year period ending June 30, 2004, redemptions as a percentage of assets under management increased only marginally from an average of 2.1% per month to 2.3% per month during the same period.

          Operating Expenses: Total operating expenses increased by $315,098, or 8.6%, in the nine months ended June 30, 2005, from $3,668,041 in the prior comparable period. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased by 4.5% to 47.9% in the nine months ended June 30, 2005, as compared to 52.4% in the prior comparable period.

         Employee Compensation and Benefits: Compensation and benefits increased by $169,468, or 10.6%, in the nine months ended June 30, 2005, from $1,604,259 in the prior comparable period. The increase primarily resulted from the addition of a chief compliance officer, the addition of a portfolio management specialist, salary increases for officers and staff and increased medical insurance premiums. As a percentage of total revenue, compensation and benefits decreased by 1.7% to 21.3% for the nine months ended June 30, 2005, compared to 23.0% in the prior comparable period.

         General and Administrative Expenses: General and administrative expense increased by $25,619, or 4.0%, in the nine months ended June 30, 2005, from $645,645 in the prior comparable period, primarily due to increases in board of directors fees and expenses, professional fees, business insurance, and computer support services. Partially offsetting these increases were reductions in marketing and promotion expenses. As a percentage of total revenue, general and administrative expense decreased by 1.1% to 8.1% in the nine months ended June 30, 2005, from 9.2% in the prior comparable period.

         Mutual Fund Distribution Expenses: Distribution expenses increased by $109,984, or 7.9%, in the nine months ended June 30, 2005, from $1,395,232 in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 1.8% to 18.1% for the nine months ended June 30, 2005, compared to 19.9% in the prior comparable period. The proportion of assets held through mutual fund supermarkets declined in relation to assets held at other financial institutions primarily as a result of the acquisition of the management agreements for the Lindner Funds in March 2004. Because most of the net assets of the Lindner Funds were not held through mutual fund supermarkets and we do not pay distribution expenses on assets that are not held through mutual fund supermarkets, our distribution expense as a percentage of total revenues declined following our acquisition of the management agreements for the Lindner Funds.

         Amortization and Depreciation Expense: Amortization and depreciation expense increased $10,027 in the nine months ended June 30, 2005, from $22,905 in the prior comparable period resulting from loan amortization costs and purchases of furniture and equipment.

         Interest Expense: We incurred interest expense of $283,018 during the nine months ended June 30, 2005 as a result of the $7.9 million loan that we entered into with U.S. Bank National Association to acquire the management agreements for the Lindner Funds. Interest increased $190,665 from the prior comparable period due to increases in interest rates. Interest accrues at the prime rate in effect from time to time, which was 6.25% on June 30, 2005 and 4.0% on June 30, 2004.

         Income Taxes: The provision for income taxes increased by $377,953, or 29.9%, in the nine months ended June 30, 2005, from $1,265,969 in the prior comparable period.

         Net Income: Net income increased by $430,321, or 21.8%, in the nine months ended June 30, 2005, compared to $1,977,623 in the prior comparable period, as a result of the factors discussed above.


Liquidity and Capital Resources

         We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2005 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

         Total assets as of June 30, 2005 were $21,290,143, which was an increase of $1,376,264, or 6.9%, from September 30, 2004. Property and equipment and management agreements acquired totaled $14,233,444 as of June 30, 2005. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2005, we had cash and cash equivalents of $5,705,788.

         Dividend Payments: On March 8, 2005, we paid a cash dividend of $0.10 per common share. The total payment from cash on hand was $245,675. Upon the successful completion of our proposed public offering announced July 26, 2005, we intend to begin paying dividends on a quarterly basis.

         Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series
II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $13.1 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association's prime rate as set by U.S. Bank National Association from time to time (6.25% as of July 1, 2005). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. We intend to retire this loan in full with a portion of the proceeds of our proposed public offering.


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

         Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and others, many of which are beyond the control of our management. Statements regarding the following subjects are forward-looking by their nature:

         o our business strategy, including our ability to identify and complete future acquisitions;

         o      market trends and risks;

         o our estimates for future performance, including, among other things, revenues we expect to receive from our new management agreement covering Hennessy Cornerstone Growth Fund, Series II;

         o our ability to maintain and grow our distribution channels on which we depend;

         o our estimates regarding anticipated revenues and operating expenses;

         o the costs we may incur in complying with increased securities industry regulation;

         o our ability to retain the mutual fund assets we currently manage; and

         o the effect international conflicts and the ongoing threat of terrorism may have on the general economy, financial and capital markets and our business.


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

Item 6.  Exhibits


          10.1* Amended and Restated Loan Agreement, dated July 1, 2005, between Hennessy Advisors, Inc. and U.S. Bank National Association

          31.1   Rule 13a - 14a Certification of the Chief Executive
                        Officer

          31.2   Rule 13a - 14a Certification of the Chief Financial
                     Officer

          32.1   Written Statement of the Chief Executive Officer,
                        Pursuant to 18 U.S.C. ss. 1350

          32.2   Written Statement of the Chief Financial Officer,
                        Pursuant to 18 U.S.C. ss. 1350


* Incorporated by reference from the Company's Form S-1 Registration Statement (SEC File No. 333-126896).




                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        HENNESSY ADVISORS, INC.



Date: August 2, 2005                    By: /s/ Teresa M. Nilsen
                                            --------------------
                                            Teresa M. Nilsen, Executive Vice
                                            President, Chief Financial Officer
                                            and Secretary

                                  EXHIBIT INDEX
                                  -------------



          10.1* Amended and Restated Loan Agreement, dated July 1, 2005, between Hennessy Advisors, Inc. and U.S. Bank National Association

          31.1   Rule 13a - 14a Certification of the Chief Executive
                        Officer

          31.2   Rule 13a - 14a Certification of the Chief Financial
                     Officer

          32.1   Written Statement of the Chief Executive Officer,
                        Pursuant to 18 U.S.C. ss. 1350

          32.2   Written Statement of the Chief Financial Officer,
                        Pursuant to 18 U.S.C. ss. 1350



* Incorporated by reference from the Company's Form S-1 Registration Statement (SEC File No. 333-126896).