Form 10KSB
period 2005-09-30
HENNESSY ADVISORS INC
filed 2005-12-06
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of small business issuer as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Blvd., Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip Code)

(415) 899-1555

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐    No ☒

Total revenues for Fiscal Year 2005 were $11,997,378.

The aggregate market value of the Common Stock of the registrant held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) was $35,419,275, based on the most recent common equity selling price of $27.00 per share, within the last 60 days (December 5, 2005).

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 6, 2005 there were 2,462,963 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

HENNESSY ADVISORS, INC.

FORM 10-KSB

For the Fiscal Year Ended September 30, 2005

Table of Contents:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Overview

We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our six open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We use quantitative stock selection strategies to manage each of the Hennessy Funds. The net assets of the mutual funds we manage have increased by 833% from $194 million on September 30, 2001 to $1.81 billion as of September 30, 2005, including approximately $299 million in net assets added on July 1, 2005 in connection with the acquisition of the management agreement for The Henlopen Fund, which we renamed the Hennessy Cornerstone Growth Fund, Series II.

Each of the Hennessy Funds pay fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. Some of our mutual funds also pay fees to us for shareholder services. Shareholder services consists primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

Historically, we have received operating revenues from providing Mr. Hennessy’s services as an expert witness and mediator in securities cases. Also, until June 2005, we provided management services to high net worth investors. However, our business strategy has evolved and we no longer generate any operating revenues from these services.

Company History

We were founded in 1989 as a California corporation under the name Edward J. Hennessy Incorporated. We initially registered with the appropriate federal, state and self-regulatory organizations as a broker-dealer with a retail business. In addition, we were a member of the National Association of Securities Dealers, serving mainly individual investors, but we terminated this registration in July 2000 and are no longer engaged in the business. In 1990, we registered as an investment advisor. From 1990 to 1996, we provided management services to private clients and limited partnerships utilizing strategies similar to those we use in advising our mutual funds today. In 1996, we launched our first mutual fund, the Hennessy Balanced Fund. We initially managed the Hennessy Balanced Fund through The Hennessy Management Co., L.P., a California limited partnership for which we served as the general partner. As general partner, we performed all of the management functions on behalf of The Hennessy Management Co., L.P. for the Hennessy Balanced Fund.

In 1998, we launched our second mutual fund, the Hennessy Total Return Fund. We initially managed the Hennessy Total Return Fund through The Hennessy Management Co. 2, L.P., another California limited partnership for which we served as the general partner and as such, performed all of the management functions on behalf of The Hennessy Management Co. 2, L.P. for the Hennessy Total Return Fund.

In 2000, we began acquiring the rights to manage the assets of additional mutual funds by entering into agreements with the funds’ investment advisors to purchase certain assets related to such funds. When we acquire the rights to manage the assets of a mutual fund, we generally either enter into a management agreement covering the mutual fund or reorganize the assets of the mutual fund into one of our existing mutual funds. An attractive acquisition target for us is a retail-oriented, no-load mutual fund with less than $500 million in net assets.

In June 2000, we completed our first acquisition by entering into a management agreement covering the O’Shaughnessy Cornerstone Growth Fund and O’Shaughnessy Cornerstone Value Fund and changed the names of these funds to the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. In connection with this acquisition, we obtained an exclusive, perpetual license to use the names and investment strategies of the Cornerstone Growth Fund and Cornerstone Value Fund from Netfolio, Inc. These two mutual funds had approximately $197 million in combined net assets at the time we began managing them.

In May 2002, we completed our initial public offering, raising $5.7 million in a non-underwritten offering at a split-adjusted price of $6.67 and becoming a 1934 Act reporting company as a small-business issuer. At the time of our initial public offering, assets under management were approximately $348 million. In connection with our initial public offering, the limited partners of The Hennessy Management Co., L.P. and The Hennessy Management Co. 2, L.P. agreed to merge these partnerships into us, thereby allowing us to consolidate all of our management activities directly into Hennessy.

In September 2003, we acquired the management agreement for the SYM Select Growth Fund. In connection with that acquisition, we launched our fifth mutual fund, the Hennessy Focus 30 Fund, into which we reorganized the assets of the SYM Select Growth Fund. At the time of this acquisition, the SYM Fund had approximately $35 million in net assets.

In March 2004, we acquired the management agreements for five funds managed by Lindner Asset Management, Inc., which we refer to as the Lindner Funds. In connection with this acquisition, the assets of the Lindner Funds were reorganized into four of our existing mutual funds. At the time of this acquisition, the Lindner Funds had approximately $301 million in combined net assets.

In July 2005, we acquired the management agreement for The Henlopen Fund and changed the name to the Hennessy Cornerstone Growth Fund, Series II. At the time of this acquisition, The Henlopen Fund had approximately $299 million in net assets.

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently The Hennessy Funds, Inc., The Hennessy Mutual Funds, Inc. and Hennessy Funds Trust. Our management agreements with The Hennessy Funds, Inc. covers the Hennessy Total Return Fund and Hennessy Balanced Fund; our management agreement with The Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and our management agreement with Hennessy Funds Trust covers the Hennessy Cornerstone Growth Fund, Series II. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors or trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of The Hennessy Funds, Inc., The Hennessy Mutual Funds, Inc. and Hennessy Funds Trust consist of four individuals, including our chairman of the board, president and chief executive officer, Neil J. Hennessy, and three independent directors or trustees. Under the Investment Company Act of 1940, a majority of the independent directors or trustees must approve the entry into and continuation of our management agreements. The independent directors also have sole responsibility for selecting and nominating other independent directors or trustees.

We also provide any ordinary clerical and bookkeeping services needed by our mutual funds that are not provided by the funds’ custodian, administrator or transfer agent. We fulfill requests for information about our mutual funds or pay the fulfillment expenses that our mutual funds would otherwise incur.

In exchange for all of these services, we receive a management fee from each of our mutual funds, which is based on the amount of each fund’s average daily net assets. The annual management fees payable to us by our mutual funds are as follows:

Fund	Management Fee (as a percentage of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Cornerstone Growth Fund, Series II	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Focus 30 Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Balanced Fund	0.60%

We must waive our management fees for the Hennessy Focus 30 Fund to the extent that total annual fund operating expenses would otherwise exceed 1.45%. If we waive our fees in a particular year, we can request reimbursement for that waiver in subsequent years assuming that reimbursement would not cause total annual fund operating expenses to exceed 1.45%. This expense cap will be effective until it is terminated by the board of directors that oversees the Hennessy Focus 30 Fund.

We must also waive our management fees for the Hennessy Cornerstone Growth Fund, Series II to the extent that total annual fund operating expenses would otherwise exceed 1.25%. If we waive our fees in a particular year, we can request reimbursement for that waiver in subsequent years assuming that reimbursement would not cause total annual fund operating expenses to exceed 1.25%. This expense cap will be effective until June 2006.

We have, from time to time, had contractual obligations to waive all or part of our management fees for our funds other than the Hennessy Focus 30 Fund and Hennessy Cornerstone Growth Fund, Series II, but such agreements are now expired. We may still choose to voluntarily waive part of our management fees in order to maintain competitive expense ratios for the funds.

Our management agreements must be renewed every year by a majority of all of the directors or trustees and a majority of all of the disinterested directors or trustees that oversee our mutual funds. Other than not being renewed, there are generally two circumstances that will lead to our management agreements being terminated. First, if we try to assign a management agreement to another advisor, it will automatically terminate. Assignment includes an indirect assignment through a transfer of shares of our common stock deemed to constitute a controlling block. Second, if we give written notice of termination of a management agreement to one of our mutual fund companies or if one of our mutual fund companies gives written notice to us of termination of a management agreement, the applicable agreement will terminate 60 days later.

Shareholder Services

In addition to our management agreements, we also have shareholder service agreements covering the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund and Hennessy Cornerstone Value Fund. We have provided shareholder services under a shareholder service agreement to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund since October 2003, to the Hennessy Focus 30 Fund since June 30, 2005 and to the Hennessy Cornerstone Growth Fund, Series II since July 1, 2005. Under these agreements, we provide administrative support services to these funds, including, among other things, the following:

•	maintaining an “800” number that current fund shareholders may call to ask questions about the funds or their accounts with the funds;

•	assisting shareholders in processing exchange and redemption requests;

•	assisting shareholders in changing dividend options, account designations and addresses;

•	responding generally to questions of shareholders; and

•	providing other similar services that the funds may request.

In exchange for these services, we receive an annual shareholder service fee from each of the above-named funds of 0.10% of the fund’s average daily net assets.

12b-1 Plan

The Hennessy Total Return Fund and Hennessy Balanced Fund have each adopted a 12b-1 plan. Under Rule 12b-1 of the Investment Company Act of 1940, mutual funds can adopt a plan that allows them to make payments to third parties in connection with the distribution of their shares, including for activities such as advertising, compensation for sales and marketing activities of financial institutions and others such as dealers and distributors, shareholder account servicing, the printing and mailing of prospectuses to other than current shareholders and the printing and mailing of sales literature. Mutual funds with a 12b-1 plan can also employ a distributor for their shares and use 12b-1 fees to pay that distributor for items such as compensation to, and expenses (including overhead and telephone expenses) of, employees of the distributor who engage in or support distribution of the shares of each of these funds, printing of prospectuses and reports for other than current shareholders, advertising and preparation and distribution of sales literature. The 12b-1 plan adopted by the Hennessy Total Return Fund and the Hennessy Balanced Fund allows each fund to make payments of up to 0.25% annually of the average net assets of each fund for the activities described above. The SEC has considered changes to Rule 12b-1 of the Investment Company Act of 1940 and although no specific proposals are currently pending, changes to Rule 12b-1 could restrict our current practices.

Custodial and Brokerage Arrangements

All shareholder funds are held by third party custodians. Independent brokerage firms execute all trades for our funds, at our direction.

Currently, we participate in three “soft dollar” arrangements, which means that we receive research reports and real-time electronic research to assist us in trading and managing our mutual funds. Under these soft dollar arrangements, we pay brokerage commissions for securities trades on behalf of a mutual fund that may be higher than the commissions that we would pay through a different brokerage firm, but in exchange we receive research or other services that benefit our mutual funds. The SEC is currently examining soft dollar arrangements as they relate to our industry and could restrict our current practices.

License Agreement

Our ability to use the names and formulaic investment strategies of the funds now known as the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund are governed by the terms and conditions of a license agreement, dated as of April 10, 2000, with Netfolio, Inc. Under the license agreement, Netfolio, Inc. granted to us a perpetual, paid-up, royalty-free, exclusive license to use certain marks, such as “Strategy Indexing,” “Cornerstone Growth” and “Cornerstone Value,” as well as the formula investment strategies used by the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund. All of our advertising, marketing, promotional and other materials incorporating or referring to the marks are subject to the prior written approval of Netfolio, Inc., except that we do not need Netfolio Inc.’s prior written approval to use the marks in a manner that is not substantially unchanged from any prior use by Netfolio, Inc. in its own business or from any prior use by us previously approved by Netfolio, Inc. We can assign the license to another person or entity if the assignee agrees in writing to be bound by the terms of the license agreement. There are no ongoing licensing fees associated with this license agreement and Netfolio, Inc. does not have any contractual rights to terminate the license agreement.

Business Strategy

Since 1996 when we started our first mutual fund, we have grown to managing $1.81 billion of assets as of September 30, 2005. We intend to continue increasing our profitability and assets under management by implementing the following key strategies:

-Utilizing our branding and marketing campaign for growth. We believe that we can attract investors to our mutual funds by effectively marketing our unique quantitative investment style. We believe that our investment philosophy appeals to investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We will continue our efforts to make Hennessy a name readily recognizable by investors through frequent print media, radio and television appearances. We use our media appearances to convey to investors that we manage our funds with the discipline and consistency of an index fund by never straying from our strategies. We believe that a straightforward, quantitative approach is easily understood by investors and makes them more likely to recommend us to others by word of mouth. As our brand recognition continues to grow, we believe that our investment philosophy will generate above average organic growth through new investments in our mutual funds.

-Expanding our distribution network to additional mutual fund supermarkets. One of the ways that investors can buy shares of our mutual funds is through mutual fund supermarkets, principally Schwab One Source, Fidelity, TD Waterhouse and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $1.81 billion of assets under management in our mutual funds as of September 30, 2005, approximately 69% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

-Increasing our current base of investment professionals who utilize no-load mutual funds for their clients. Investment professionals generally have a wide variety of investment products that they can recommend to their clients. A recommendation by an investment professional to a client to buy one of our mutual funds can be very influential to that client. Thus, we believe that expanding our current base of investment professionals who utilize no-load funds for their clients will help us increase the amount of assets that we manage, which will in turn increase our revenues.

-Securing participation in the platforms of national full-service firms that permit their investment professionals to utilize no-load funds for their clients. We will strive to continue developing relationships with national full-service firms that permit their investment professionals to offer no-load funds to their clients as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

-Pursuing selective acquisitions. We selectively consider strategic acquisitions of management agreements of additional mutual funds. Through our acquisition strategy, we have added over $832 million of net assets to our family of mutual funds over a period of approximately five years. We believe there are a number of attractive acquisition opportunities from smaller mutual fund managers who are reaching retirement age or whose investment strategy does not lend itself to the economies of scale inherent in our strictly quantitative approach. We have been able to offer lower overall expense ratios to the shareholders of acquired funds as well as improved performance.

-Deliver strong, high quality financial results. We seek to manage our investment management business to the highest regulatory, ethical and business standards while strenuously controlling costs and creating high margins for the Hennessy shareholders. Because we apply quantitative investment strategies, we have been able to rapidly increase assets under management, through both acquisitions and organic growth, while maintaining a small staff.

Marketing

We generate all of our operating revenues by providing management and shareholder services to our mutual funds. The revenues that we receive from our mutual funds are based on the amount of average daily net assets in the funds and thus, we can increase our revenues by growing the amount of net assets in the funds. One of the best ways we can grow the assets of our mutual funds is by delivering strong investment performance, which we believe should:

•	result in an increase in the value of existing assets in the funds;

•	encourage more investors to buy shares of our mutual funds and decrease the number of investors who redeem their shares and leave our mutual funds; and

•	motivate current investors to invest additional money in our mutual funds.

We have developed an aggressive public relations outreach program to target audiences we would otherwise be unable to address. Our public relations outreach program has resulted in Hennessy Funds being mentioned in national print and broadcast media an average of once every three to four days in such vehicles as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily to name a few.

We also send quarterly information mailings, fund performance updates, news articles pertaining to the funds or commentaries from our portfolio manager, Neil J. Hennessy, to clients and prospective clients, and we exhibit at select investment advisor trade shows throughout the year.

Acquisition Strategy and Market Opportunity

Due to demand for our mutual funds and a large number of mutual funds that are potential acquisition targets, we believe that we are well positioned to experience continued organic growth and growth by acquisition for the foreseeable future. Our scalable business model allows us to increase our profit margins as assets under management grow, since we do not need to add personnel proportional to the increase in assets under management.

Together with organic growth, our growth strategy revolves around the acquisition of management agreements. An attractive acquisition target for us is a retail-oriented, no-load mutual fund with less than $500 million in assets. We believe the regulatory burden imposed upon the mutual fund industry has compressed the margins of smaller mutual fund managers, making those managers more receptive to an acquisition. We believe that we are well positioned to benefit from these attractive acquisition trends and from the increasing supply of potential targets.

Investment Strategy

We manage each of the Hennessy Funds using a quantitative stock selection strategy that we have evaluated and tested over historical periods for hypothetical performance results. We manage our funds according to strict, formulaic investment strategies and do not try to outsmart or time the market. We purchase a portfolio of securities for each of our mutual funds, as dictated by the funds’ strategies, and only adjust or rebalance those portfolios approximately once a year. A brief description of each of our mutual funds follows:

-Hennessy Cornerstone Growth Fund (HFCGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing primarily in small-cap, growth-oriented companies. This fund screens a universe of stocks with a market capitalization of more than $134 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive relative strength over the prior three- and six-month periods. From that list, the fund invests in the 50 stocks with the highest stock price appreciation over the past year.

-Hennessy Cornerstone Growth Fund, Series II (formerly known as The Henlopen Fund) (HENLX). The Hennessy Cornerstone Growth Fund, Series II seeks long-term capital appreciation. This fund utilizes the same investment strategy as the Hennessy Cornerstone Growth Fund but selects its portfolio at a different time of the year, thus creating a substantially different portfolio of stocks.

-Hennessy Cornerstone Value Fund (HFCVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in dividend-paying, large-cap companies. This fund screens a universe of stocks to find companies with above average market capitalization, shares outstanding, cash flow and 12-month sales that are at least 50% higher than average. From that list, the fund invests in the 50 stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

-Hennessy Total Return Fund (HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, and seeks to exceed, in the long run, the returns of the Dow Jones Industrial Average but with lower associated risk. Through the defined strategy of the fund, approximately 75% of its return is based on the 10 highest dividend yielding common stocks of the Dow Jones Industrial Average and the remaining 25% of its return is based on U.S. Treasury securities with a maturity of less than one year. The 10 highest dividend yielding stocks in the Dow Jones Industrial Average are commonly referred to as the “Dogs of the Dow” stocks.

-Hennessy Focus 30 Fund (HFTFX). The Hennessy Focus 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies. This fund’s strategy is similar to the Cornerstone Growth strategy, but it focuses on domestic, mid-cap companies. This fund screens a universe of U.S. stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts and stocks with a share price of less than $5, to find companies with a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation over a three- and six-month period. From that list, the fund invests in the 30 stocks with the highest stock price appreciation over the past year.

-Hennessy Balanced Fund (HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing in a balance of the Dogs of the Dow stocks and U.S. Treasury securities with a maturity of less than one year.

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year and since inception periods ended September 30, 2005. Although we did not begin managing the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund until June 2000, we have included historical performance information for these funds from their inception date of November 1, 1996 because the previous investment manager to these funds managed the funds using the same strategies that we still use today. We have not included information for the Hennessy Cornerstone Growth Fund, Series II because we only began managing the fund on July 1, 2005 and the previous manager did not use the Cornerstone Growth strategy. Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of our mutual funds is no guarantee of future performance and all of these mutual funds have experienced negative performance over various time periods in the past and may do so again in the future:

Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	Since Inception (11/01/96)
Average Annual Total Return	33.19%	24.76%	12.76%	17.18%
S&P 500 (1)(2)	12.25%	16.72%	(1.49%)	8.12%
Russell 2000 Index (2)(3)	17.95%	24.12%	6.45%	9.27%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	Since Inception (11/01/96)
Average Annual Total Return	8.85%	16.07%	7.11%	7.10%
S&P 500 (1)(2)	12.25%	16.72%	(1.49%)	8.12%
Russell 1000 Index (2)(4)	14.26%	17.65%	(1.27%)	8.42%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	Since Inception (07/29/98)
Average Annual Total Return	4.53%	11.48%	4.75%	2.82%
S&P 500 (1)(2)	12.25%	16.72%	(1.49%)	2.79%
Dow Jones Industrial Average (2)(5)	7.23%	14.19%	1.91%	4.39%

Hennessy Focus 30 Fund	1 Year	3 Years	5 Years	Since Inception (09/17/03)
Average Annual Total Return	47.61%	N/A	N/A	26.13%
S&P 500 (1)(2)	12.25%	N/A	N/A	11.21%
S&P 400 Mid-cap (2)(6)	22.16%	N/A	N/A	17.83%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	Since Inception (03/08/96)
Average Annual Total Return	0.84%	5.62%	2.48%	4.32%
S&P 500 (1)(2)	12.25%	16.72%	(1.49%)	8.90%
Dow Jones Industrial Average (2)(5)	7.23%	14.19%	1.91%	9.18%

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of common stocks.

(2)	Reflects no deduction for fees or expenses.

(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.

(4)	The Russell 1000 Index is comprised of large-cap U.S. stocks and is commonly used as a benchmark for U.S. large-cap funds.

(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.

(6)	The S&P 400 Mid-Cap Index is a widely recognized index of common stocks.

Development of New Investment Strategies

We begin developing new investment strategies by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we develop a new investment strategy by screening the appropriate universe of stocks with a set of parameters that we believe identify stocks that will produce higher long-term returns with lower associated risk than their relative indices. We introduce new investment strategies into the marketplace by opening and directly marketing a new mutual fund, by acquiring the management agreement for an existing mutual fund and implementing our new strategy or potentially by changing the investment strategy of one of our existing funds.

Competition

We face substantial competition in the investment management industry. The investment management industry is characterized by a relatively low cost of entry and by the formation of new investment management entities that may compete directly with us. We compete directly with a large number of global and U.S. investment advisors, commercial banks, brokerage firms, broker-dealers, insurance companies and other financial institutions. These institutions range from small boutique firms to large financial service complexes. We compete on a wide variety of factors, including:

•	investment performance of our mutual funds;

•	expense ratio of our mutual funds;

•	product offerings;

•	quality of service;

•	brand recognition; and

•	business reputation.

We are considered a small investment management firm. Many competing firms are parts of larger financial services companies and have greater marketing, financial, technical, research and other capabilities. Most larger firms offer a broader range of financial services than we do and compete with us for retail and institutional clients. Nonetheless, we have learned to compete successfully with these firms by creating unique investment strategies and by branding our investment style through public relations and outstanding customer service.

Our mutual funds also face competition, primarily from nationally and regionally distributed funds that offer equivalent financial products with returns equal to or greater than those we offer. The competition for new investors is intense, but we feel that by increasing our mutual funds’ distribution channels and continuing to brand our investment style, we can capture portions of the investment business available.

Regulation

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect shareholders of registered investment companies and clients of registered investment advisors. We believe that we are in compliance in all material respects with all laws and regulations.

We are registered as an investment advisor with the Securities and Exchange Commission, or SEC. As a registered investment advisor, we must comply with the requirements of the Investment Advisors Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. Our mutual funds are registered with the SEC under the Investment Company Act of 1940. The Investment Company Act of 1940 imposes additional obligations on both the funds and the advisor, including detailed operational requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisors Act and Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. Our failure to comply with the SEC requirements could have a material adverse effect on us. We believe we are in compliance with SEC requirements.

In response to recent scandals in the financial services industry regarding late trading, market timing and selective disclosure of portfolio information, the U.S. Congress and the various regulatory agencies that supervise our operations are currently considering, or have already adopted, various legislative and regulatory proposals. In addition, we are subject to periodic examination by the SEC under SEC rules and regulations. Finally, the SEC, other regulators and Congress are investigating certain practices in our industry.

An SEC rule scheduled to become effective in January 2006 will significantly change the corporate governance requirements applicable to mutual funds. Mutual funds will be required to have a board of directors with at least 75% independent directors, as well as an independent chairman. In addition, the independent directors will be required to hold quarterly meetings without fund executives. Currently, 75% of the directors of our mutual funds are independent directors. Prior to the effective date of the rule, these independent directors will elect an independent chairman.

At the end of 2003, the SEC adopted rules requiring investment advisors and investment companies to adopt written compliance programs designed to prevent violations of the federal securities laws. These compliance programs must be reviewed annually for adequacy and effectiveness. Investment advisors and investment companies must also designate a chief compliance officer to implement the compliance policies and procedures and to report directly to the fund’s board of directors or trustees.

The Mutual Fund Reform Act was introduced in Congress in 2004 and if adopted, will, among other things, eliminate asset-based distribution fees or Rule 12b-1 fees for open-end funds. The Mutual Fund Reform Act would also prohibit revenue sharing, which allows a mutual fund company to pay for “shelf space” at brokerage firms or other intermediaries selling mutual funds shares, as well as “soft dollar” arrangements. If these reforms are adopted, it may become more expensive for us to distribute and manage our mutual funds, since mutual fund assets will not be available to defray certain costs.

Compliance with many of the regulations applicable to us involves a number of risks because regulations are subject to varying interpretations. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. In the event that we violate or fail to comply with an applicable law or regulation, governmental regulators may institute administrative or judicial proceedings against us that could result in censures, fines, compensation orders, civil penalties, criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of our firm, the suspension or disqualification of our officers or employees and other adverse consequences. We have not experienced any such penalties to date. Such violations or non-compliance could also subject us and/or our employees to civil actions by private persons.

EMPLOYEES

As of September 30, 2005, there were eleven employees at Hennessy Advisors, Inc. (all full-time).

Neil J. Hennessy is the Chairman of the Board, President, Chief Executive Officer and Portfolio Manager. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Assistant Portfolio Manager of our mutual funds. Other employees include Tania

Kelley, Marketing Director; Harry Thomas, Chief Compliance Officer; Brian Peery, Wholesaler/Salesman; Dominic Chu, Portfolio Specialist; Ralph Hayward, Controller; Ana Miner, Operations Specialist; and, Michelle Hennessy, Receptionist and Marketing Associate.

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

Beginning November 1, 2005, our principal executive offices were relocated to 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupied approximately 13,728 square feet and have the right to use all common areas. Our monthly rent is higher under the new lease and the term expires on September 30, 2010, with one five-year extension available.

Beginning September 1, 2005, we occupied offices at One Landmark Square, Suite 424, Stamford, Connecticut 06901, which provides approximately 1,400 square feet for our portfolio management team. The term of our new lease expires on August 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS.

There are no existing, pending or threatened legal proceedings involving Hennessy Advisors, Inc., the mutual funds they manage or against any of our officers or directors as a result of their involvement with the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading July 15, 2002.

The following table sets forth the high and low intra-day sales prices for our common stock on the OTC Bulletin Board for the periods indicated. These sale prices have been restated to reflect a 3-for-2 stock split that occurred on March 8, 2005:

	Price Range		Dividends Paid Per Share
	High	Low
Fiscal Year Ended September 30, 2005:
First Quarter	$18.00	$15.67	—
Second Quarter	24.25	18.00	$0.10	(1)
Third Quarter	29.75	24.25	—
Fourth Quarter	28.50	24.50	—

Fiscal Year Ended September 30, 2004:
First Quarter	$14.00	$8.67	—
Second Quarter	18.67	12.50	—
Third Quarter	17.33	14.67	—
Fourth Quarter	17.00	15.67	—

(1)	We paid a cash dividend on March 8, 2005 of $0.10 per share.

On December 5, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $27.00 per share.

HOLDERS

As of September 30, 2005, the approximate number of holders of record of Common Stock of the Company was 209.

DIVIDENDS

We paid a cash dividend of $0.10 per share on March 8, 2005.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

1.	Overview

We derive our operating revenues from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, our completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.81 billion as of September 30, 2005.

The assets we manage have grown rapidly as a result of acquisitions of management agreements, fund inflows and market appreciation. The following table illustrates the growth by quarter in assets under management since the beginning of fiscal year 2003:

	Assets Under Management At Each Quarter End in Fiscal Year 2005
	12/31/2004	03/31/2005	06/30/2005	09/30/2005
	(In thousands)
Beginning assets under management	$1,222,073	$1,376,303	$1,347,881	$1,373,166
Acquisition inflows	—	—	—	299,225
Organic inflows	64,390	107,136	72,672	137,530
Redemptions	(91,804)	(108,114)	(87,886)	(118,651)
Market appreciation (depreciation)	181,644	(27,444)	40,499	116,202

Ending assets under management	$1,376,303	$1,347,881	$1,373,166	$1,807,472

	Assets Under Management At Each Quarter End in Fiscal Year 2004
	12/31/2003	03/31/2004	06/30/2004	09/30/2004
	(In thousands)
Beginning assets under management	$835,139	$1,012,903	$1,314,064	$1,284,720
Acquisition inflows	—	301,214	—	—
Organic inflows	117,651	116,299	48,096	33,306
Redemptions	(40,318)	(100,389)	(94,936)	(65,253)
Market appreciation (depreciation)	100,431	(15,963)	17,496	(30,700)

Ending assets under management	$1,012,903	$1,314,064	$1,284,720	$1,222,073

Historically, we have received operating revenues from providing Mr. Hennessy’s services as an expert witness and mediator in securities cases. Until June 2005, we also provided management services to high net worth investors. However, our business strategy has evolved and we no longer generate any operating revenues from these services.

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we intend to expand and upgrade our facilities and anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. This asset had a net balance of $19.4 million as of September 30, 2005.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of management agreements for the Lindner and Henlopen Funds. As of September 30, 2005, this liability, including the current portion of long-term debt, had a balance of $12.8 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Years Ended September 30,
	2005		2004
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$10,600	88.4%	$8,500	89.1%
Shareholder service fees	1,280	10.7	1,014	10.6
Other	117	0.9	31	0.3

Total revenue	11,997	100.0	9,545	100.0

Operating expenses:
Compensation and benefits	2,484	20.7	2,017	21.1
General and administrative	939	7.8	872	9.1
Mutual fund distribution	2,222	18.5	1,850	19.4
Amortization and depreciation	179	1.5	33	0.4

Total operating expenses	5,824	48.5	4,772	50.0

Operating income	6,173	51.5	4,773	50.0
Interest expense	497	4.1	177	1.9
Other expense - public offering costs	444	3.7	—	—

Income before income tax expense	5,232	43.7	4,596	48.1
Income tax expense	2,093	17.5	1,831	19.1

Net income	$3,139	26.2%	$2,765	29.0%

Revenues: Total revenue increased by $2.5 million or 25.7%, in the year ended September 30, 2005, from $9.5 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $2.1 million, or 24.7%, in the year ended September 30, 2005, from $8.5 million in the prior comparable period, and shareholder service fees increased by $0.3 million, or 26.2%, in the year ended September 30, 2005, from $1.0 in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $585.4 million, or 47.9%, as of September 30, 2005, from $1.222 billion as of the end of the prior comparable period. This increase in the net assets of our mutual funds resulted from acquisition inflows of $299.2 million, cash inflows of $381.7 million, redemptions of

$406.5 million and market appreciation of $310.9 million. In comparison, from September 30, 2003 to September 30, 2004, acquisition inflows of our mutual funds were $301.2 million, cash inflows were $315.4 million, redemptions were $300.9 million and market appreciation was $71.3 million. The amount of redemptions increased by $105.6 million for the one year period ending September 30, 2005 as compared to the one year period ending September 30, 2004, however, redemptions as a percentage of assets under management for the year ended September 30, 2005 increased to an average of 2.4% per month from 2.2% per month in the prior comparable period.

Operating Expenses: Total operating expenses increased by $1.1 million, or 22.0%, in the year ended September 30, 2005, from $4.8 million in the prior comparable period. The increase resulted from higher compensation expense, increases in several components of general and administrative expense and mutual fund distribution costs. As a percentage of total revenue, total operating expenses decreased by 1.5% to 48.5% in the year ended September 30, 2005, compared to 50.0% in the prior comparable period.

Employee Compensation and Benefits: Compensation and benefits increased by $0.5 million, or 23.2%, in the year ended September 30, 2005, from $2.0 million in the prior comparable period. The increase primarily resulted from the addition of a chief compliance officer, the addition of a portfolio management specialist, salary increases for officers and staff and increased medical insurance premiums. As a percentage of total revenue, compensation and benefits decreased by 0.4% to 20.7% for the year ended September 30, 2005, compared to 21.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.07 million, or 7.7%, in the year ended September 30, 2005, from $0.9 million in the prior comparable period, primarily due to increases in board of directors fees and expenses, professional fees, business insurance, and computer support services. Partially offsetting these increases were reductions in marketing and promotion expenses. As a percentage of total revenue, general and administrative expense decreased by 1.3% to 7.8% in the year ended September 30, 2005, from 9.1% in the prior comparable period.

Mutual Fund Distribution Expense: Distribution expenses increased by $0.4 million, or 20.1%, in the year ended September 30, 2005, from $1.9 million in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 0.9% to 18.5% for the year ended September 30, 2005, compared to 19.4% in the prior comparable period. The proportion of assets held through mutual fund supermarkets declined in relation to assets held at other financial institutions primarily as a result of the acquisition of the management agreements for the Lindner Funds in March 2004. Because most of the net assets of the Lindner Funds were not held through mutual fund supermarkets and we do not pay distribution expenses on assets that are not held through mutual fund supermarkets, our distribution expense as a percentage of total revenues declined following our acquisition of the management agreements for the Lindner Funds.

Amortization and Depreciation Expense: Amortization and depreciation expense increased $0.15 million in the year ended September 30, 2005, from $0.03 million in the prior comparable period, resulting from increased loan amortization costs, amortization of Michael Hershey’s non-compete agreement (entered into in connection with the acquisition of the Henlopen Fund management contract) and purchases of furniture and equipment.

Interest Expense: Interest expense increased $0.3 million or 180.8% during the year ended September 30, 2005 from $0.2 million in the prior comparable period, as a result of the amended US Bank loan used to acquire the management agreements for the Lindner and Henlopen Funds. As a percentage of total revenue, interest expense increased by 2.2% to 4.1% in the year ended September 30, 2005, from 1.9% in the prior comparable period.

Other Expense – Public Offering Costs: Professional fees of $0.4 million paid in connection with our withdrawn Form S-1 filing are non-operating in nature and have been reclassified from deferred offering costs in accordance with the provisions of FASB 146 and APB 30.

Income Taxes: The provision for income taxes increased by $0.3 million, or 14.3%, in the year ended September 30, 2005, from $1.8 million in the prior comparable period.

Net Income: Net income increased by $0.4 million, or 13.5%, in the year ended September 30, 2005, compared to $2.8 million in the prior comparable period, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2005 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets as of September 30, 2005 were $29.1 million, which was an increase of $9.2 million, or 46.2%, from September 30, 2004. Property and equipment and management agreements acquired totaled $19.5 million as of September 30, 2005. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2005, we had cash and cash equivalents of $6.3 million.

Dividend Payments. On March 8, 2005, we paid a cash dividend of $0.10 per common share. The total payment from cash on hand was $0.2 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2005, we had $12.8 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (7.0% as of November 1, 2005). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt	13,222,722	1,916,310	4,355,250	4,181,040	2,770,122
Operating lease (1)	132,720	39,270	93,450	—	—
Operating lease (2)	1,967,868	339,768	805,896	822,204	—

Total	$15,323,310	$2,295,348	$5,254,596	$5,003,244	$2,770,122

(1)	This lease is for office space located at One Landmark Square, Suite 424, Stamford, Connecticut 06901.

(2)	This lease is for the new location of our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

Critical Accounting Policies

In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FASB No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. We consider the management agreements acquired to be intangible assets with an indefinite life. We fully implemented the provisions of FASB Statement No. 142 on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted quarterly and coincides with our quarterly and annual financial reporting. Based on our detailed assessment of current fair market value, the value of the management agreements acquired has not been impaired. If future valuations in the marketplace decline significantly, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbors for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about, among other things, our anticipated financial performance, business prospects, new developments and similar matters, and statements preceded by, followed by or including the words “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “would,” “believe,” “estimate,” “predict,” “project,” “continue,” “seek” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risks Relating to Our Business” and elsewhere in this report that could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements.

Factors that may affect the Company’s actual results include those described below under “Risks Relating to Our Business.” There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Risks Relating to Our Business

-Our revenues will decline if the value of the securities held by the mutual funds we manage declines.

We derive all of our operating revenues from management and shareholder service fees paid to us by the mutual funds we manage. These fees are based on the amount of average daily net assets of our mutual funds. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, could reduce the net assets of our mutual funds and consequently reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets could result in investors withdrawing their investments from our mutual funds or decreasing their rate of investment, either of which would likely adversely affect our revenues.

-Investors in our mutual funds can redeem their investments in our funds at any time and for any reason, including poor investment performance, which would adversely affect our revenues.

Fund investors may redeem their investments in any of our mutual funds at any time and for any reason without prior notice. Investors may also reduce the total amount of assets that they have invested with us for a number of reasons, including our investment performance, changes in prevailing interest rates and financial market performance. Success in the investment management and mutual fund business is dependent on investment performance, as well as distribution and client servicing. If our mutual funds perform poorly compared to the mutual funds of other investment management firms, we may experience a decrease in purchases of shares of our mutual funds and an increase in redemptions of shares of our mutual funds. A decrease in the net assets of our mutual funds would adversely affect our revenues.

-Adverse opinions of our mutual funds by third party rating agencies or industry analysts could decrease new investments in or accelerate redemptions from our mutual funds, which would adversely affect our revenues.

Many investors rely heavily on the opinions of third party rating agencies and industry analysts when making decisions to purchase or redeem shares of mutual funds. Adverse opinions regarding our mutual funds could erode investor confidence, potentially leading to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds. A decrease in the net assets of our mutual funds would adversely affect our revenues.

-Investor behavior is influenced by short-term investment performance of mutual funds. Poor short-term performance of our mutual funds could cause a decrease in new investments in or accelerate redemptions from our mutual funds, which would adversely affect our revenues.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of our mutual funds, irrespective of longer-term success, could potentially lead to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds. A decrease in the net assets of our mutual funds would adversely affect our revenues.

-We utilize quantitative investment strategies that require us to invest in specific portfolios of securities and hold these positions for approximately one year. Entering into, maintaining or liquidating one or more of these positions in accordance with our investment strategies could have a material adverse effect on the performance of our mutual funds.

We adhere to the investment strategies for each of our mutual funds during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies during the annual rebalancing of our mutual funds may result in the elimination of better performing assets from our funds’ portfolios and an increase in investments with relatively lower total return. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could result in relatively lower performance of our mutual funds and adversely affect the net assets of our mutual funds. A decrease in the net assets of our mutual funds would adversely affect our revenues.

-We depend upon Neil J. Hennessy to manage our business. The loss of Mr. Hennessy may adversely affect our business and financial condition.

Our success is largely dependent on the skills, experience and performance of key personnel, particularly Neil J. Hennessy, our chairman of the board, chief executive officer and president. Mr. Hennessy is primarily responsible for the marketing and management of the portfolio of each of our mutual funds, developing new investment strategies and executing each existing fund’s investment program. Mr. Hennessy is also our spokesperson and spearheads our marketing and public relations campaign. The loss of Mr. Hennessy could have an adverse effect on our business, financial condition and results of operations.

-Our business is extensively regulated and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor. The mutual fund industry has undergone increased scrutiny by the SEC and state regulators for the past several years, resulting in numerous enforcement actions, “sweep” examinations, and new rules and rule proposals. These actions have increased our costs in managing our mutual funds, and we could continue to experience higher costs if new rules and other regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. Additional changes in laws or regulations, the interpretation or enforcement of existing laws and rules or governmental policies could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, the amount of net assets in our mutual funds in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board.

Our management activities are also subject to contractual commitments and our mutual fund business involves compliance with numerous investment, asset valuation, distribution and tax requirements. Failure to adhere to these requirements could result in losses that a client could recover from us. We have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements. However, there can be no assurance that these precautions will protect us from potential liabilities.

-The costs of full compliance with new securities regulations may increase expenses and reduce earnings.

In order to comply with securities regulations, we may have additional expenses beyond our control, which may have a substantial impact on earnings per share. In October 2004, we hired a chief compliance officer as required by Rule 206(4)-7 of the Investment Advisors Act of 1940. Under Rule 38a-1 of the Investment Company Act of 1940, which pertains to mutual fund companies, our mutual funds were also required to hire a chief compliance officer. The individual serving as our chief compliance officer was also hired by our mutual funds to serve as their chief compliance officer. The mutual fund directors or trustees set the compensation for their chief compliance officer, but we have agreed to bear all of the related compensation expense.

In addition to requiring the hiring of a chief compliance officer, Rule 206(4)-7 of the Investment Advisors Act of 1940 required that we adopt written compliance policies and procedures. Under Rule 38a-1 of the Investment Company Act of 1940, our mutual funds were also required to adopt written compliance policies and procedures, including policies and procedures that provide for oversight of the funds’ key service providers, including us. We may experience increases in audit, legal, internal technology and other expenses associated with Sarbanes-Oxley regulations, especially as they relate to internal controls and compliance with financial reporting.

-Acquisitions involve inherent risks that could adversely affect our operating results and financial condition as well as dilute the holdings of current shareholders.

As part of our business strategy, we intend to pursue additional acquisitions of management agreements for other mutual funds. Future acquisitions of management agreements would be accompanied by risks including, among others:

•	inability to secure enough affirmative votes to gain approval from the target fund’s shareholders of a proposed acquisition;

•	the loss of mutual fund assets through redemptions by shareholders of newly acquired mutual funds;

•	higher than anticipated acquisition costs and expenses;

•	the potential diversion of our management’s time and attention; and

•	dilution to our shareholders if the acquisition is made with our common stock.

If one or more of these risks occur, we may be unable to successfully complete an acquisition of a management agreement, we may experience an impairment of management agreement valuations and may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, financial condition and results of operations.

-Our management and shareholder servicing agreements can be terminated on short notice and are subject to annual renewals. If any of our agreements are terminated or not renewed, our revenues would substantially decline.

We generate all of our operating revenues from our management and shareholder servicing agreements covering our mutual funds. Management and shareholder servicing agreements covering our mutual funds are terminable without penalty on 60 days notice and must be approved at least annually by a majority of each fund’s board of directors or trustees and a majority of the disinterested members of each fund’s board of directors or trustees. If any of these management or shareholder servicing agreements are terminated or not renewed, our revenues would substantially decline.

-We face intense competition in attracting investors and retaining net assets in our mutual funds.

The investment management business is intensely competitive. We are considered a small investment management company, but must compete with a large number of global and U.S. investment advisors, commercial banks, brokerage firms, broker-dealers, insurance companies and other financial institutions for investors in our mutual funds. Many organizations are attempting to market to and service the same investors as we do, not only with mutual fund products and services, but also with a wide range of other financial products and services. Many of our competitors have greater marketing, financial, technical, research, distribution and other capabilities than we do and offer more product lines and services. These competitors would tend to have a substantial advantage over us during periods when our investment performance is not strong enough to counter these competitors’ greater resources or due to a wide variety of other factors, such as the expense ratios of our mutual funds or our small number of mutual funds. If we are not able to attract investors and retain net assets in our mutual funds, our revenues could decline and our business, financial condition and results of operations would suffer.

-Market pressure to lower our management fees could reduce our profit margin.

The investment management business is intensely competitive. To the extent we are forced to compete on the basis of the management fees we charge our mutual funds, we may not be able to maintain our current fee structure. Historically, we have competed primarily on the performance of our mutual funds and not on the level of our management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in some segments of the investment management industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund shareholders with investment returns and service that will encourage them to invest in the mutual funds that pay our fees. We cannot assure you that we will succeed in providing investment returns that will allow us to maintain our current fee structure. Fee reductions on existing or future business could have a material adverse effect on our results of operations.

-We may be required to forego all or a portion of our fees under our management agreements covering our mutual funds.

The board of directors or trustees of each of our mutual funds must make certain findings regarding the reasonableness of our fees. We monitor ratios of expenses to average daily net assets and waive management fees that we would otherwise receive from, or reimburse expenses incurred by, our mutual funds if we believe that our expense ratios might lead fund investors to redeem their shares in our mutual funds in order to seek lower expense ratios with other fund managers. We currently have expense limitation agreements covering the Hennessy Cornerstone Growth Fund, Series II and the Hennessy Focus 30 Fund that require us to waive management fees or reimburse expenses incurred by these funds above a contractually agreed upon percentage of their average daily net assets.

-Changes in mutual fund supermarkets’ fee structures could reduce our revenues, increase our expenses and slow our growth.

We derive a significant portion of our sales through individual investors and investment advisors who utilize mutual fund supermarkets. Mutual fund supermarkets provide services to their customers, but instead of charging their customers for these services, they charge us and our mutual funds. Fees paid to mutual fund supermarkets have increased and there may be further increases in the future. Higher payments to mutual fund supermarkets by us or our mutual funds could reduce our revenues by increasing our expenses or decreasing our assets under management, either of which could slow our growth.

-We depend on third party investment professionals and the distribution channels they utilize to market our mutual funds.

Our ability to distribute our mutual funds is highly dependent on access to the retail distribution systems and client bases of third party investment professionals that also offer competing investment products. These investment professionals who recommend our mutual funds may reduce or eliminate their involvement in marketing our funds at any time, or may elect to emphasize the investment products of competing sponsors or the proprietary products of their own firms. In addition, an investment professional may only distribute our mutual funds for so long as we continue to participate in the platforms of national full-service firms that permit their investment professionals to utilize no-load funds for their clients. These firms can terminate their relationships with us on short notice, limiting our participation in these platforms. Either of these events could cause the net assets of our mutual funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hennessy Advisors, Inc.:

We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2005, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Stonefield Josephson, Inc.

San Francisco, California

November 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hennessy Advisors, Inc.:

We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2004, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s financial position as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pisenti & Brinker LLP

Petaluma, California

November 4, 2004

Hennessy Advisors, Inc.

Balance Sheets

	September 30,
	2005	2004
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$6,291	$4,568
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	1,218	831
Prepaid expenses	221	65
Other current assets	102	25

Total current assets	$7,837	$5,494

Property and equipment, net of accumulated depreciation of $41 and $100	$125	$88
Management contracts, net of accumulated amortization of $629	19,406	14,142
Non-compete agreement, net of accumulated amortization of $135	1,481	—
Deferred income tax assets	145	127
Other assets	113	63

Total assets	$29,107	$19,914

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,818	$1,416
Income taxes payable	—	1
Current portion of long-term debt	2,091	1,129

Total current liabilities	$3,909	$2,546

Long-term debt	$10,690	$6,208
Deferred income tax liability	829	452

Total liabilities	$15,428	$9,206

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	$—	$—
Common stock, no par value, 15,000,000 shares authorized:
2,460,213 shares issued and outstanding at September 30, 2005 and 2,452,713 at September 30, 2004	6,951	6,881
Additional paid-in capital	45	37
Retained earnings	6,683	3,790

Total stockholders’ equity	$13,679	$10,708

Total liabilities and stockholders’ equity	$29,107	$19,914

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

	Years Ended September 30,
	2005	2004
	(In thousands, except share and per share amounts)
Revenue
Investment advisory fees	$10,600	$8,500
Shareholder service fees	1,280	1,014
Other	117	31

Total revenue	11,997	9,545

Operating expenses
Compensation and benefits	2,484	2,017
General and administrative	939	872
Mutual fund distribution	2,222	1,850
Amortization and depreciation	179	33

Total operating expenses	5,824	4,772
Operating income	6,173	4,773
Interest expense	497	177
Other expense - public offering costs	444	—

Income before income tax expense	5,232	4,596
Income tax expense	2,093	1,831

Net income	$3,139	$2,765

Earnings per share:
Basic	$1.28	$1.13

Diluted	$1.20	$1.09

Weighted average shares outstanding:
Basic	2,456,250	2,443,604

Diluted	2,614,550	2,550,839

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2005 and 2004

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2003	2,439,213	$6,788	$24	$1,025	$7,837
Net income for the year ended September 30, 2004	—	—	—	2,765	2,765
Employee stock options exercised	13,500	93	—	—	93
Tax benefit of employee stock sales	—	—	13	—	13

Balance as of September 30, 2004	2,452,713	$6,881	$37	$3,790	$10,708
Net income for the year ended September 30, 2005	—	—	—	3,139	3,139
Dividends paid	—	—	—	(246)	(246)
Employee stock options exercised	7,500	70	—	—	70
Tax benefit of employee stock sales	—	—	8	—	8

Balance as of September 30, 2005	2,460,213	$6,951	$45	$6,683	$13,679

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Years Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$3,139	$2,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	33
Deferred income taxes	359	225
Tax benefit from exercise of employee stock options	8	13
(Increase) decrease in operating assets:
Investment fee income receivable	(387)	(269)
Prepaid expenses	(156)	(29)
Other current assets	(77)	(24)
Other assets	(23)	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	401	783
Income taxes payable	(1)	1

Net cash provided by operating activities	3,442	3,498

Cash flows used in investing activities:
Purchases of property and equipment	(68)	(68)
Payments related to acquisition of management contracts	(6,879)	(8,505)

Net cash used in investing activities	(6,947)	(8,573)

Cash flows provided by financing activities:
Proceeds from long-term debt	6,733	7,862
Principal payments on note payable	—	(528)
Principal payments on long-term debt	(1,289)	(564)
Payment of loan acquisition costs	(40)	(22)
Proceeds from exercise of employee stock options	70	93
Dividend payment	(246)	—

Net cash provided by financing activities	5,228	6,841

Net increase in cash and cash equivalents	1,723	1,766
Cash and cash equivalents at the beginning of the year	4,568	2,802

Cash and cash equivalents at the end of the year	$6,291	$4,568

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,757	$1,584

Interest	$467	$158

Non-cash investing and financing disclosures:
Loan acquisition costs withheld from long-term debt proceeds	$—	$40

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Year Ended September 30, 2005

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the Hennessy Funds). The Company serves as the investment advisor to the Hennessy Balanced Fund, the Hennessy Total Return Fund, the Hennessy Cornerstone Value Fund, the Hennessy Cornerstone Growth Fund, the Cornerstone Growth Fund, Series II and the Hennessy Focus 30 Fund.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments which are readily convertible into cash.

(c)	Investments in Marketable Securities

The Company holds investments in publicly traded mutual funds which are accounted for as trading securities under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, any unrealized gains and losses on the investments are recognized currently in operations.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(d)	Management Contracts Acquired

The Company was appointed as investment advisor to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund concurrent with its acquisition of patented automated investment strategies from Netfolio, Inc. in June 2000.

The initial management contracts acquired were capitalized at $4,190,840. In February of 2002, the Company recorded $918,675 as the incremental value of management contracts acquired in connection with its mergers with Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. Until February 28, 2002, the Hennessy Balanced Fund and Hennessy Total Return Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P., respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an initial minimum public offering of common stock, which occurred on February 28, 2002. Limited partners received an aggregate of 90,740 shares of common stock and cash of $11,275, in exchange for their partnership interests in the merger, and the Company was appointed advisor to the Balanced and Total Return (formerly Leveraged Dogs) funds.

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

On March 11, 2004, Hennessy Advisors, Inc. completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. (“Lindner”), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner’s mutual funds were merged into four of the five Hennessy Funds. The purchase price was equal to 2.625% of those assets valued by the Lindner Funds custodian at closing. The transaction was funded through a credit facility provided by US Bank, St. Louis, Missouri. The loan agreement requires fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate which may change from time to time (6.0% effective May 3, 2005). The final installment of the then outstanding principal and interest is due March 10, 2009.

On July 1, 2005, we completed the acquisition of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement is being amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2005, we had $12.8 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (7.0% as of November 1, 2005). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

The Company periodically reviews the carrying value of management contracts acquired to determine if any impairment has occurred. Based on a detailed assessment of current fair value and anticipated future cash flows, it is the opinion of the Company’s management that there has been no impairment.

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

FASB Statement No. 107 requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2005. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

(g)	Income Taxes

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

The Company’s effective tax rates of 40.0% and 39.8% for the fiscal years ended September 30, 2005 and 2004, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

(i)	Authorized Common and Preferred Shares

Authorized common and preferred shares are 15.0 million and 5.0 million shares, respectively.

(j)	Stock-Based Compensation

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

As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. Options granted during the fiscal years ended September 30, 2005 and 2004 were 119,000 and 27,000, respectively. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

As required under FASB Statement No. 123 and FASB Statement No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

The value of options granted in the fiscal year ended September 30, 2005 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, 0.96% dividends and a volatility factor of 27.18%:

For the year ended September 30, 2005	Net Income	Basic EPS	Diluted EPS
Net income	$3,139,334	$1.28	$1.20
Fair value of stock options–net of tax	521,220	0.21	0.20

Proforma net income	$2,618,114	$1.07	$1.00

The value of options granted in the fiscal year ended September 30, 2004 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 34.68%:

For the year ended September 30, 2004	Net Income	Basic EPS	Diluted EPS
Net income	$2,765,006	$1.13	$1.09
Fair value of stock options–net of tax	56,160	0.02	0.02

Proforma net income	$2,708,846	$1.11	$1.07

The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations.

The Company has reserved up to 615,053 options for shares of the Company’s common stock, in accordance with terms of the Plan. An aggregate of 388,250 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2005. These options were fully vested at the date of grant, and have a weighted average exercise price of $10.39 per share. Through September 30, 2005, employees exercised a total of 21,000 options, leaving 367,250 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2005 and 2004:

	2005 Number Of Options	Weighted Avg. Exercise Price	2004 Number Of Options	Weighted Avg. Exercise Price
Outstanding at beginning of the year	255,750	$7.61	242,250	$7.27
Granted	119,000	$16.24	27,000	$10.69
Exercised	(7,500)	$8.29	(13,500)	$6.89
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at year-end	367,250	$10.39	255,750	$7.61
Exercisable at year-end	367,250	$10.39	255,750	$7.61
Weighted average fair value of options	$7.30		$3.47

(k)	Use of Estimates

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

Pursuant to investment management agreements (the “Agreements”), the Company provides investment advisory services to the six Hennessy Funds. The Agreements are renewable annually based upon approval by a majority of the Funds’ disinterested directors. Additionally, each agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

As provided in the Agreements with the six Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Fund’s average daily net assets. The Agreements also contain expense limitation provisions whereby the Company has agreed to reimburse certain Funds annually, under certain conditions, an amount equal to all or a portion of its investment advisory fees.

(3)	Property and Equipment

Property and equipment were comprised of the following at the periods ended:

	September 30,
	2005	2004
Leasehold Improvements	$48,360	$80,625
Furniture and fixtures	22,480	19,622
Equipment	77,291	69,908
Software	18,137	18,137

	166,268	188,292
Less: accumulated depreciation	41,263	100,200

	$125,005	$88,092

(4)	Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (7.0% effective November 1, 2005) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of the last installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 7.0%) and is secured by the Company’s assets. The final installment of the then outstanding principal and is interest is due September 30, 2010. The note maturity schedule is as follows:

Year ending September 30:
2006	$2,090,516
2007	$2,090,516
2008	$2,090,516
2009	$2,090,516
2010	$4,418,180

Total	$12,780,244

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months. Amortization expense during July through September 2005 was $3,998. Future amortization expense over the next five years is as follows:

Year ending September 30:
2006	$15,992
2007	$15,992
2008	$15,992
2009	$15,992
2010	$17,323

Total	$81,291

On July 1, 2005, we completed the acquisition of the management contract for The Henlopen Fund. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The transaction was financed by U.S. Bank National Association.

(5)	Income Taxes

The provision for income taxes is comprised of the following for the years ended September 30, 2005 and 2004:

	2005	2004
Current:
Federal	$1,352,500	$1,263,400
State	381,500	342,100

	1,734,000	1,605,500

Deferred:
Federal	304,000	159,600
State	54,800	65,700

	358,800	225,300

	$2,092,800	$1,830,800

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2005	2004
Tax provision at statutory rate	$1,778,934	$1,562,574
State taxes, net of federal benefit	305,265	269,148
Permanent differences	8,522	(5,792)
Other, net	79	4,870

Income tax provision	$2,092,800	$1,830,800

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Accrued compensation	$15,400	$11,500
State taxes	129,700	115,400

Total deferred tax assets	145,100	126,900
Deferred tax liabilities:
Property and equipment	(1,200)	(900)
Management contracts	(828,000)	(451,300)

Total deferred tax liabilities	(829,200)	(452,200)

Net deferred tax liabilities	$(684,100)	$(325,300)

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 2005 and 2004, as follows:

	2005	2004
Current assets	$145,100	$127,800
Noncurrent assets	—	34,100
Current liabilities	—	(900)
Noncurrent liabilities	(829,200)	(486,300)

Net deferred tax liabilities	$(684,100)	$(325,300)

(6)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2005	2004
Weighted Average common stock outstanding	2,456,250	2,443,604
Common stock equivalents - stock options	158,300	107,235

	2,614,550	2,550,839

On January 27, 2005, our Board of Directors declared a three-for-two stock split, which was implemented on March 8, 2005 for shareholders of record as of February 15, 2005. All disclosures in this report relating to shares of common stock, stock options and per share data have been adjusted to reflect this stock split.

(7)	Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation.

(8)	Commitments

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires September 30, 2010 with one five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2005 is $370,656 per year for the ten year option period.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable operating lease at One Landmark Square, Suite 424, in Stamford Connecticut. The lease expires September 30, 2008. The minimum future rental commitment under this lease is $42,840 in year one, $44,240 in year two and $45,640 in year three.

The annual minimum future rental commitments under these leases as of September 30, 2005 and for future fiscal years ending September 30, are as follows:

	$ Amount
Fiscal Year	Novato Lease	Stamford Lease
2006	$370,656	$42,840
2007	370,656	44,240
2008	370,656	45,640
2009	370,656	—
2010	370,656	—

Total	$1,853,280	$132,720

(9)	Concentration of Credit Risk

The Company maintains its cash accounts with two commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $53,200. In addition, total cash and cash equivalents include $6,090,788 held in the First American Prime Obligations Fund which is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(10)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R “Share-Based Payment”, which amended the provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” FASB Statement No. 123R requires public companies to recognize as an expense the fair value of stock-based payment arrangements at the date of grant, including stock options and employee stock purchase plans. The statement eliminates proforma accounting for share-based payments using the intrinsic value method previously allowed under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. There are two possible methods of reporting share-based payment expenses: the “Modified Prospective” method and the “Modified Retrospective” method. We are currently evaluating the provisions of each method and have not determined the potential impact that adoption of FASB Statement No. 123R will have on our financial condition and results of operations. The effective date for implementation by small business issuers is the first interim or annual reporting period that begins after December 15, 2005.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”) which contains the Staff’s views and guidance regarding valuation of share-based payment arrangements by public companies, and appropriate disclosures in Management’s Discussion and Analysis reporting subsequent to adoption of FASB Statement No. 123R. The Company is currently reviewing the effect, if any, that the application of SAB 107 will have on the Company’s financial position and results of operations.

In accordance with the provisions of FASB Statement No. 123R, and SAB 107, we will begin reporting compensation expense for all stock option grants in our first quarterly report for fiscal year 2006 (quarter ending December 31, 2005). We will use the Black-Scholes option pricing model to determine share-based compensation expense at the date of grant at fair value.

During the first fiscal year that stock options were granted (year ended September 30, 2002) and through the fiscal year ended September 30, 2005, we have not recorded any compensation expense for stock option grants, as allowed by the intrinsic value recognition and measurement principles of APB Opinion No. 25. Proforma effects on net income and earnings per common share have been estimated and reported using the Black-Scholes option pricing model, as displayed in note #9 above.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in FASB No. 143, “Accounting for Asset Retirement Obligations.” We do not anticipate that the application of FIN 47 will have a material impact on our financial position and results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FASB 154”). FASB 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In June 2005, the Emerging Issues Task Force (EITF) reached consensus on two issues relating to the provisions of FASB Statement No. 13 “Accounting for Leases” (“FASB 13”). The first issue concerned the amortization period for leasehold improvements acquired in a business combination. The second issue concerned the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The EITF concluded that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of FASB 13) at the date of acquisition. The EITF further concluded that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of FASB 13) at the date the leasehold improvements are purchased. At its June 29, 2005 meeting, the FASB ratified the consensus reached by EITF on these issues. As of the fiscal year ended September 30, 2005, we have not acquired any leasehold improvements in a business combination. Leasehold improvements purchased by Hennessy Advisors, Inc. have been contemplated at the time operating leases were signed, and the improvements have been amortized over the term of the lease, which included required lease periods and renewals deemed to be reasonably assured, as defined in paragraph 5 of FASB 13. We do not believe there will be any material impact on our financial position or results of operations as a consequence of implementation of EITF 05-06.

(11)	Subsequent Events

On July 26, 2005, we filed a Form S-1 Registration Statement with the Securities and Exchange Commission (File No. 333-126896), for a public offering of common stock (symbol HNNA). We also applied to have our stock listed on The Nasdaq National Market. On October 1, 2005, at a special meeting of our board of directors, the directors ratified the September 27, 2005 termination of our additional offering of common stock, and withdrawal of our application for listing on the Nasdaq National Market.

We elected to terminate our pending underwritten public offering without selling any shares. The Company would not have been able to complete the offering without selling approximately half of the shares offered to a single investor, with no significant increase to the public float. Expenses of the offering total $444K which on an after-tax basis has reduced net income by approximately $266K or $0.10 per common share.

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the last quarter of fiscal year 2005 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

CODE OF ETHICS

On July 1, 2005, Hennessy Advisors, Inc. adopted an expanded code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and all other employees. The code has been designed in accordance with expanded provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct. The code applies to Hennessy Mutual Funds, Inc. and Hennessy Funds, and was amended in July, 2005 to include the Hennessy Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

Hennessy Advisors, Inc.

7250 Redwood Blvd., Suite #200

Novato, CA 94945

Attention: Teresa Nilsen

ITEM 10.	EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors of the Company for the fiscal years ending September 30, 2005, 2004 and 2003, is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information about the number and percentage of outstanding shares of Common Stock owned by (i) each person known to Hennessy Advisors, Inc. to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group, is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has adopted an Option Plan (the “Plan”) providing for the issuance of up to 615,053 options for shares of the Company’s common stock. An aggregate of 388,250 options for the Company’s common stock had been granted as of September 30, 2005, to certain employees, executive officers, and directors of the Company. These options were fully vested when granted, and have a weighted average exercise price of $10.39 per share. All options granted under the Plan vest immediately. As of the fiscal year ended September 30, 2005, employees had exercised 21,000 options, leaving 367,250 options fully vested and exercisable at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2005. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining for issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)

Equity compensation plans approved by security holders	367,250	$10.39	247,803
Equity compensation plans not approved by security holders	0	0	0
Total	367,250	$10.39	247,803

(1)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 615,053 shares, as of the fiscal year ended September 30, 2005.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13.	EXHIBITS

Exhibits
2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (6)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (6)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (6)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (6)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (6)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

23.3	Consent of Pisenti & Brinker LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2004.

(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc. (Registrant)

By:	/s/ NEIL J. HENNESSY	Dated: December 6, 2005
Neil J. Hennessy
Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as
Principal Executive Officer and Chairman of the Board of Directors)

By:	/s/ TERESA M. NILSEN	Dated: December 6, 2005
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ DANIEL B. STEADMAN	Dated: December 6, 2005
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ RALPH A. HAYWARD	Dated: December 6, 2005
Ralph A. Hayward
Controller

By:	/s/ CHARLES W. BENNETT	Dated: December 6, 2005
Charles W. Bennett
Director

By:	/s/ DANIEL G. LIBARLE	Dated: December 6, 2005
Daniel G. Libarle
Director

By:	/s/ THOMAS L. SEAVEY	Dated: December 6, 2005
Thomas L. Seavey
Director

By:	/s/ HENRY HANSEL	Dated: December 6, 2005
Henry Hansel
Director

By:	/s/ BRIAN A. HENNESSY	Dated: December 6, 2005
Brian A. Hennessy
Director

By:	/s/ RODGER OFFENBACH	Dated: December 6, 2005
Rodger Offenbach
Director