Form 10QSB
period 2005-12-31
HENNESSY ADVISORS INC
filed 2006-01-26
CIK 1145255

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7250 Redwood Blvd, Suite 200 Novato, California	94945
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐;    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2005 was 2,477,958.

Transitional Small Business Disclosure Format:    Yes  ☐;    No  ☒

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2005	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,378	$6,291
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	1,287	1,218
Prepaid expenses	117	221
Deferred income tax asset	154	—
Other current assets	45	102

Total current assets	$7,986	$7,837

Property and equipment, net of accumulated depreciation of $47 and $41	$282	$125
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $269 and $135	1,347	1,481
Deferred income tax asset	—	145
Other assets	130	113

Total assets	$29,151	$29,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$824	$1,818
Income taxes payable	276	—
Current portion of long-term debt	2,091	2,091

Total current liabilities	$3,191	$3,909

Long-term debt	$10,167	$10,690
Deferred income tax liability	930	829

Total liabilities	$14,288	$15,428

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	$—	$—
Common stock, no par value, 15,000,000 shares authorized: 2,477,958 shares issued and outstanding at December 31, 2005 and 2,460,213 at September 30, 2005	7,095	6,951
Additional paid-in capital	190	45
Retained earnings	7,578	6,683

Total stockholders’ equity	$14,863	$13,679

Total liabilities and stockholders’ equity	$29,151	$29,107

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(In thousands, except share and per share amounts)
Revenue
Investment advisory fees	$3,257	$2,401
Shareholder service fees	422	283
Other	4	16

Total revenue	3,683	2,700

Operating expenses
Compensation and benefits	663	595
General and administrative	432	235
Mutual fund distribution	741	472
Amortization and depreciation	151	11

Total operating expenses	1,987	1,313
Operating income	1,696	1,387

Interest expense	222	90
Other income	(18)	—

Income before income tax expense	1,492	1,297

Income tax expense	597	519

Net income	$895	$778

Earnings per share:
Basic	$0.36	$0.32

Diluted	$0.35	$0.31

Weighted average shares outstanding:
Basic	2,464,629	2,452,713

Diluted	2,582,494	2,537,237

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2005

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2005	2,460,213	$6,951	$45	$6,683	$13,679
Net income for three months ended December 31, 2005	—	—	—	895	895
Employee and director stock options exercised	17,750	144	—	—	144
Employee restricted stock compensation	—	—	15	—	15
Tax benefit of employee and director stock options exercised	—	—	130	—	130
Adjustment for fractional shares paid in cash	(5)	—	—	—	—

Balance as of December 31, 2005	2,477,958	$7,095	$190	$7,578	$14,863

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$895	$778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	(21)
Loss on asset disposal	33	—
Deferred income taxes	92	96
Tax benefit from exercise of employee and director stock options	130	—
Tax benefit from restricted stock unit compensation	15	—

(Increase) decrease in operating assets:
Investment fee income receivable	(69)	(118)
Prepaid expenses	104	(64)
Other current assets	56	24
Other assets	(22)	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(993)	(828)
Income taxes payable	276	422

Net cash provided by operating activities	668	289

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(202)	(9)
Disposal of fully depreciated assets	—	33

Net cash provided by (used in) investing activities	(202)	24

Cash flows used in financing activities:
Principal payments on long-term debt	(523)	(282)
Proceeds from exercise of employee and director stock options	144	—

Net cash used in financing activities	(379)	(282)

Net increase in cash and cash equivalents	87	31

Cash and cash equivalents at the beginning of the period	6,291	4,568

Cash and cash equivalents at the end of the period	$6,378	$4,599

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$—	$1

Interest	$218	$88

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended December 31, 2005, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2006. For additional information, refer to the financial statements for the fiscal year ended September 30, 2005, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 6, 2005.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the “Hennessy Funds”). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.

(2) Management Contracts

As of December 31, 2005, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for the Hennessy Cornerstone Growth Fund-Series II.

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

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary or by contract, may be required to waive its management fee or subsidize other expenses for the Funds it manages. Hennessy Advisors has agreed to cap the expense ratio of the Hennessy Focus 30 Fund at 1.45%

of the fund’s average daily net assets until the limitation is terminated by the Board of Directors of Hennessy Mutual Funds, Inc. Hennessy Advisors has further agreed to cap the expense ratio of the Hennessy Cornerstone Growth Fund, Series II at 1.25% of the fund’s average daily net assets through June 2006. The expense ratios for both funds are below the contractual cap and subsidy is not currently required.

(3) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (7.25% effective December 31, 2005) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 7.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and is interest is due September 30, 2010.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(4) Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund, are charged at an annual rate of 0.1% of average daily net assets.

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

The Company’s effective tax rate for three months ended December 31, 2005, was 40.0%, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

On January 27, 2005, our Board of Directors declared a three-for-two stock split which was implemented on March 8, 2005 for shareholders of record as of February 15, 2005. All disclosures in this report relating shares of common stock, stock options and per share data have been adjusted to reflect this stock split.

(8) Stock-Based Compensation

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

As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the three months ended December 31, 2005, and 115,500 options were granted during the quarter ended December 31, 2004. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

As required under FASB Statement No. 123 and FASB Statement No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure”, the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

The value of options granted during the three months ended December 31, 2004, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 36.50%:

	Net Income	Basic EPS	Diluted EPS
For the three months ended December 31, 2004
Net income	$778,000	$0.32	$0.31
Fair value of stock options - net of tax	257,796	0.11	0.10

Proforma net income	$520,204	$0.21	$0.21

During the quarter ended December 31, 2005, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the quarter ended December 31, 2005 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2005
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2005	—	—
Granted	12,500	$24.06
Vested	(607)	—
Forfeited	—	—

Non-vested Balance at December 31, 2005	11,893	$24.06

Restricted Stock Unit Compensation Three Months Ended December 31, 2005
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$301
Compensation Expense recognized as of December 31, 2005	(15)

Unrecognized compensation expense related to RSU’s at December 31, 2005	$286

As of December 31, 2005, there was $0.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.2 years.

(9) New Accounting Pronouncements

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

Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units granted in the first quarter ended December 31, 2005 have been recognized in our condensed financial statements.

Item 2. Management’s Discussion and Analysis

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.83 billion as of December 31, 2005.

The assets we manage have grown rapidly as a result of acquisitions of management agreements, fund inflows and market appreciation. The following table illustrates the growth in assets under management since December 31, 2004 through December 31, 2005:

	Assets Under Management At Each Quarter End, December 31, 2004 through December 31, 2005
	12/31/2004	3/31/2005	6/30/2005	9/30/2005	12/31/2005
	(In Thousands)
Beginning assets under management	$1,222,073	$1,376,303	$1,347,881	$1,373,166	$1,807,472
Acquisition inflows	—	—	—	299,225	—
Organic inflows	64,390	107,136	72,672	137,530	122,446
Redemptions	(91,804)	(108,114)	(87,886)	(118,651)	(120,497)
Market appreciation (depreciation)	181,644	(27,444)	40,499	116,202	22,572

Ending assets under management	$1,376,303	$1,347,881	$1,373,166	$1,807,472	$1,831,993

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we have expanded and upgraded our facilities and anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of December 31, 2005, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of December 31, 2005, this liability, including the current portion of long-term debt, had a balance of $12.3 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005		2004
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,257	88.4%	$2,401	88.9%
Shareholder service fees	422	11.5	283	10.5
Other	4	0.1	16	0.6

Total revenue	3,683	100.0	2,700	100.0

Operating expenses:
Compensation and benefits	663	18.0	595	22.0
General and administrative	432	11.8	235	8.7
Mutual fund distribution	741	20.1	472	17.5
Amortization and depreciation	151	4.1	11	0.4

Total operating expenses	1,987	54.0	1,313	48.6

Operating income	1,696	46.0	1,387	51.4

Interest expense	222	6.0	90	3.4
Other income	(18)	(0.5)	—	—

Income before income tax expense	1,492	40.5	1,297	48.0

Income tax expense	597	16.2	519	19.2

Net income	$895	24.3%	$778	28.8%

Revenues: Total revenue increased by $1.0 million or 36.4%, in the three months ended December 31, 2005, from $2.7 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $0.9 million, or 35.7%, in the three months ended December 31, 2005, from $2.4 million in the prior comparable period, and shareholder service fees increased by $0.1 million, or 49.1%, in the three months ended December 31, 2005, from $0.3 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $456 million, or 33.1%, as of December 31, 2005, from $1.376 billion as of the end of the prior comparable period. The $456 million increase in net mutual funds assets is attributable to a $299.2 million asset acquisition, cash inflows of $439.8 million, redemptions of $435.1 million and market appreciation of $151.8 million. Redemptions as a percentage of assets under management decreased from an average of 2.4% per month to 2.3% per month during the same period.

Operating Expenses: Total operating expenses increased by $0.7 million, or 51.3%, in the three months ended December 31, 2005, from $1.3 million in the prior comparable period. The increase resulted from increases in several components of general and administrative expense, increased mutual fund distribution costs, and increased amortization expense. As a percentage of total revenue, total operating expenses increased by 5.4% to 54.0% in the three months ended December 31, 2005, as compared to 48.6% in the prior comparable period.

Employee Compensation and Benefits: Compensation and benefits increased by $0.07 million, or 11.4%, in the three months ended December 31, 2005, from $0.6 million in the prior comparable period. The increase resulted primarily from the addition of a portfolio management specialist, a senior accountant and salary increases for officers and staff. As a percentage of total revenue, compensation and benefits decreased by 4.0% to 18.0% for the three months ended December 31, 2005, compared to 22.0% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.2 million, or 83.8%, in the three months ended December 31, 2005, from $0.2 million in the prior comparable period, primarily due to increases in professional fees, marketing expenses, business travel expenses, office rent, and promotion costs. As a percentage of total revenue, general and administrative expense increased by 3.1% to 11.8% in the three months ended December 31, 2005, from 8.7% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $0.3 million, or 57%, in the three months ended December 31, 2005, from $0.5 million in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 2.6% to 20.1% for the three months ended December 31, 2005, compared to 17.5% in the prior comparable period. The increase is due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.1 million, or 1,272%, in the three months ended December 31, 2005, from $0.01 million in the prior comparable period. The increase is related to amortization of the $1.6 million non-compete agreement purchased in July, 2005 as part of the Henlopen acquisition. As a percentage of total revenue, amortization and depreciation expenses increased by 3.7% to 4.1% for the three months ended December 31, 2005, compared to 0.4% in the prior comparable period.

Interest Expense: Interest expense increased by $0.1 million from the prior comparable period due to interest incurred on an additional $6.7 million loan through US Bank used to acquire the management agreements for the Henlopen funds in July, 2005. As a percentage of total revenue, interest expense increased by 2.6% to 6.0% for the three months ended December 31, 2005, compared to 3.4% in the prior comparable period.

Other (Income) Expense: Other income relates to interest income earned on cash and investments in marketable securities. The income is partially offset by a loss on asset disposal due to writing off the remaining leasehold improvements at our previous rental property.

Income Taxes: The provision for income taxes increased by $0.08 million, or 15%, in the three months ended December 31, 2005, from $0.5 million in the prior comparable period.

Net Income: Net income increased by $0.1 million, or 15%, in the three months ended December 31, 2005, compared to $0.8 million in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2005 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets as of December 31, 2005 were $29.2 million, which was an increase of $0.04 million, or 0.1%, from September 30, 2005. Property and equipment, management agreements, and non-compete agreement acquired totaled $21.0 million as of December 31, 2005. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2005, we had cash and cash equivalents of $6.4 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $12.3 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (7.25% as of December 31, 2005). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and others, many of which are beyond the control of our management. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including our ability to identify and complete future acquisitions;

•	market trends and risks;

•	our estimates for future performance;

•	our estimates regarding anticipated revenues and operating expenses; and

•	our ability to retain the mutual fund assets we currently manage.

Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations in our revenue can directly impact our net income from period to period. Risk factors are described in more detail in the “Risk Factors” section of the Company’s Annual Report, filed on Form 10-KSB with the U.S. Securities and Exchange Commission on December 6, 2005.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date:	1/26/06	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350