Form 10QSB
period 2006-03-31
HENNESSY ADVISORS INC
filed 2006-05-02
CIK 1145255

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2006 was 3,749,085.

Transitional Small Business Disclosure Format:    Yes  ☐;    No   ☒

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,250	$6,291
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	1,522	1,218
Prepaid expenses	104	221
Deferred income tax asset	204	—
Other current assets	15	102

Total current assets	9,100	7,837

Property and equipment, net of accumulated depreciation of $65 and $41	298	125
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $404 and $135	1,212	1,481
Deferred income tax asset	—	145
Other assets	112	113

Total assets	$30,128	$29,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,231	$1,818
Income taxes payable	65	—
Current portion of long-term debt	2,091	2,091

Total current liabilities	3,387	3,909

Long-term debt	9,645	10,690
Deferred income tax liability	1,008	829

Total liabilities	14,040	15,428

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 3,749,085 shares issued and outstanding at March 31, 2006 and 3,690,320 at September 30, 2005	7,347	6,951
Additional paid-in capital	390	45
Retained earnings	8,351	6,683

Total stockholders’ equity	16,088	13,679

Total liabilities and stockholders’ equity	$30,128	$29,107

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

Three and Six Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005
Revenue
Investment advisory fees	$3,698	$2,495	$6,955	$4,896
Shareholder service fees	478	294	900	577
Other	5	23	9	39

Total revenue	4,181	2,812	7,864	5,512

Operating expenses
Compensation and benefits	808	570	1,471	1,165
General and administrative	413	235	845	469
Mutual fund distribution	831	518	1,572	991
Amortization and depreciation	158	12	309	23

Total operating expenses	2,210	1,335	4,197	2,648

Operating income	1,971	1,477	3,667	2,864

Interest expense	222	94	444	185
Other income	(68)	—	(86)	—

Income before income tax expense	1,817	1,383	3,309	2,679
Income tax expense	726	554	1,323	1,072

Net income	$1,091	$829	$1,986	$1,607

Earnings per share:
Basic	$0.29	$0.22	$0.53	$0.43

Diluted	$0.28	$0.21	$0.51	$0.42

Weighted average shares outstanding:
Basic	3,731,048	3,681,849	3,713,805	3,680,444

Diluted	3,951,449	3,842,051	3,909,710	3,835,251

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended March 31, 2006

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2005	3,690,320	$6,951	$45	$6,683	$13,679
Net income for six months ended
March 31, 2006	—	—	—	1,986	1,986
Dividends paid	—	—	—	(318)	(318)
Employee and director stock options exercised	58,800	396	—	—	396
Employee restricted stock compensation	—	—	78	—	78
Tax benefit of employee and director stock options exercised	—	—	267	—	267
Adjustment for fractional shares paid in cash	(35)	—	—	—	—

Balance as of March 31, 2006	3,749,085	$7,347	$390	$8,351	$16,088

See accompanying notes to condensed financial statements.

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$1,986	$1,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	(9)
Loss on asset disposal	33	—
Deferred income taxes	121	189
Tax benefit from exercise of employee and director stock options	267	8
Tax benefit from restricted stock unit compensation	78	—
(Increase) decrease in operating assets:
Investment fee income receivable	(304)	(151)
Prepaid expenses	117	(50)
Other current assets	87	16
Other assets	(9)	(38)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(588)	(516)
Income taxes payable	65	(1)

Net cash provided by operating activities	2,162	1,055

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(236)	(22)
Disposal of fully depreciated assets	—	32

Net cash provided by (used in) investing activities	(236)	10

Cash flows used in financing activities:
Principal payments on long-term debt	(1,045)	(564)
Proceeds from exercise of employee and director stock options	396	34
Dividend payment	(318)	(245)

Net cash used in financing activities	(967)	(775)

Net increase in cash and cash equivalents	959	290
Cash and cash equivalents at the beginning of the period	6,291	4,568

Cash and cash equivalents at the end of the period	$7,250	$4,858

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$770	$876

Interest	$440	$181

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended March 31, 2006, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2006. For additional information, refer to the financial statements for the fiscal year ended September 30, 2005, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 6, 2005.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the “Hennessy Funds”). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.

(2) Management Contracts

As of March 31, 2006, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for the Hennessy Cornerstone Growth Fund-Series II.

The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc., at their meeting on March 7, 2006 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary or by contract, may be required to waive its management fee or subsidize other expenses for the Funds it manages. Hennessy Advisors has agreed to cap the expense ratio of the Hennessy Focus 30 Fund at 1.45% of the fund’s average daily net assets until the limitation is terminated by the

Board of Directors of Hennessy Mutual Funds, Inc. Hennessy Advisors has further agreed to cap the expense ratio of the Hennessy Cornerstone Growth Fund, Series II at 1.25% of the fund’s average daily net assets through June 2006. We do not anticipate exceeding the contractual expense ratios caps for either fund, and a subsidy is not currently required.

(3) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (7.75% effective March 28, 2006) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 7.75%) and is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

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

The Company’s effective tax rate for three and six months ended March 31, 2006, was 40.0%, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

On January 26, 2006, our Board of Directors declared another three-for-two stock split which was implemented on March 7, 2006 for shareholders of record as of February 14, 2006. All disclosures in this report relating shares of common stock, stock options and per share data have been adjusted to reflect this stock split.

(8) Stock-Based Compensation

On May 2, 2001, the Company established an incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers, key employees, and directors. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation shall not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the six months ended March 31, 2006, and 115,500 options were granted during the six months ended March 31, 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

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

The value of options granted during the six months ended March 31, 2005, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 2.84%, an expected life of 5 years, zero dividends and a volatility factor of 36.50%:

	Net Income	Basic EPS	Diluted EPS
For the six months ended March 31, 2005
Net income	$1,607,049	$0.43	$0.42
Fair value of stock options - net of tax	321,552	0.09	0.09

Proforma net income	$1,285,497	$0.34	$0.33

During the six months ended March 31, 2006, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the six months ended March 31, 2006 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2006
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2005	—	—
Granted	42,750	$18.27
Vested	(4,541)	—
Forfeited	—	—
Non-vested Balance at

March 31, 2006	38,209	$18.27

Restricted Stock Unit Compensation Six Months Ended March 31, 2006
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$781
Compensation Expense recognized as of March 31, 2006	(78)

Unrecognized compensation expense related to RSU’s at March 31, 2006	$703

As of March 31, 2006, there was $0.7 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.7 years.

9) New Accounting Pronouncements

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

Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units granted in the six months ended March 31, 2006 have been recognized in our condensed financial statements.

Item 2. Management’s Discussion and Analysis

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $2.25 billion as of March 31, 2006.

The assets we manage have grown rapidly as a result of acquisitions of management agreements, fund inflows and market appreciation. The following table illustrates the growth in assets under management since March 31, 2005 through March 31, 2006:

	Assets Under Management At Each Quarter End, March 31, 2005 through March 31, 2006
	3/31/2005	6/30/2005	9/30/2005	12/31/2005	3/31/2006
	(In Thousands)
Beginning assets under
management	$1,376,303	$1,347,881	$1,373,166	$1,807,472	$1,831,993
Acquisition inflows	—	—	299,225	—	—
Organic inflows	107,136	72,672	137,530	122,446	262,441
Redemptions	(108,114)	(87,886)	(118,651)	(120,497)	(116,171)
Market appreciation (depreciation)	(27,444)	40,499	116,202	22,572	271,732

Ending assets under management	$1,347,881	$1,373,166	$1,807,472	$1,831,993	$2,249,995

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we have expanded and upgraded our facilities and anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2006, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of March 31, 2006, this liability, including the current portion of long-term debt, had a balance of $11.7 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,698	88.4%	$2,495	88.7%
Shareholder service fees	478	11.4	294	10.5
Other	5	0.2	23	0.8

Total revenue	4,181	100.0	2,812	100.0

Operating expenses:
Compensation and benefits	808	19.3	570	20.3
General and administrative	413	9.9	235	8.4
Mutual fund distribution	831	19.9	518	18.4
Amortization and depreciation	158	3.8	12	0.4

Total operating expenses	2,210	52.9	1,335	47.5

Operating income	1,971	47.1	1,477	52.5

Interest expense	222	5.3	94	3.3
Other income	(68)	(1.6)	—	—

Income before income tax expense	1,817	43.4	1,383	49.2

Income tax expense	726	17.3	554	19.7

Net income	$1,091	26.1%	$829	29.5%

Revenues: Total revenue increased by $1.4 million or 48.7%, in the three months ended March 31, 2006, from $2.8 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $1.2 million, or 48.2%, in the three months ended March 31, 2006, from $2.5 million in the prior comparable period, and shareholder service fees increased by $0.2 million, or 62.6%, in the three months ended March 31, 2006, from $0.3 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $902 million, or 66.9%, as of March 31, 2006, from $1.348 billion as of the end of the prior comparable period. The $902 million increase in net mutual funds assets is attributable to a $299.2 million asset acquisition, cash inflows of $595.1 million, redemptions of $443.2 million and market appreciation of $451.0 million. Redemptions as a percentage of assets under management decreased from an average of 2.4% per month to 2.3% per month during the same period.

Operating Expenses: Total operating expenses increased by $0.9 million, or 65.5%, in the three months ended March 31, 2006, from $1.3 million in the prior comparable period. The increase resulted from increases in compensation and benefits, several components of general and administrative expense, increased mutual fund distribution costs, and increased amortization expense. As a percentage of total revenue, total operating expenses increased by 5.4% to 52.9% in the three months ended March 31, 2006, as compared to 47.5% in the prior comparable period.

Employee Compensation and Benefits: Compensation and benefits increased by $0.2 million, or 41.8%, in the three months ended March 31, 2006, from $0.6 million in the prior comparable period. The increase resulted primarily from the addition of an assistant controller, a portfolio management specialist, a senior accountant, and restricted stock unit compensation costs. As a percentage of total revenue, compensation and benefits decreased by 1.0% to 19.3% for the three months ended March 31, 2006, compared to 20.3% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.2 million, or 75.7%, in the three months ended March 31, 2006, from $0.2 million in the prior comparable period, primarily due to increases in office rental, printing, business development and postage costs. As a percentage of total revenue, general and administrative expense increased by 1.5% to 9.9% in the three months ended March 31, 2006, from 8.4% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $0.3 million, or 60.4%, in the three months ended March 31, 2006, from $0.5 million in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 1.5% to 19.9% for the three months ended March 31, 2006, compared to 18.4% in the prior comparable period. The increase is due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.1 million, or 1,216.7%, in the three months ended March 31, 2006, from $0.01 million in the prior comparable period. The increase is related to amortization of the $1.6 million non-compete agreement purchased in July, 2005 as part of the Henlopen acquisition. As a percentage of total revenue, amortization and depreciation expenses increased by 3.4% to 3.8% for the three months ended March 31, 2006, compared to 0.4% in the prior comparable period.

Interest Expense: Interest expense increased by $0.1 million from the prior comparable period due to interest incurred on an additional $6.7 million loan through US Bank used to acquire the management agreements for the Henlopen funds in July, 2005. As a percentage of total revenue, interest expense increased by 2.0% to 5.3% for the three months ended March 31, 2006, compared to 3.3% in the prior comparable period.

Other Income: Other income relates mainly to interest income earned on cash and investments in marketable securities.

Income Taxes: The provision for income taxes increased by $0.2 million, or 31.0%, in the three months ended March 31, 2006, from $0.6 million in the prior comparable period.

Net Income: Net income increased by $0.3 million, or 31.6%, in the three months ended March 31, 2006, compared to $0.8 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2006 and 2005:

	Six Months Ended March 31,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$6,955	88.4%	$4,896	88.8%
Shareholder service fees	900	11.4	577	10.5
Other	9	0.2	39	0.7

Total revenue	7,864	100.0	5,512	100.0

Operating expenses:
Compensation and benefits	1,471	18.7	1,165	21.1
General and administrative	845	10.7	469	8.5
Mutual fund distribution	1,572	20.0	991	18.0
Amortization and depreciation	309	4.0	23	0.4

Total operating expenses	4,197	53.4	2,648	48.0

Operating income	3,667	46.6	2,864	52.0

Interest expense	444	5.6	185	3.4
Other income	(86)	(1.1)	—	—

Income before income tax expense	3,309	42.1	2,679	48.6

Income tax expense	1,323	16.9	1,072	19.4

Net income	$1,986	25.2%	$1,607	29.2%

Revenues: Total revenue increased by $2.4 million or 42.7%, in the six months ended March 31, 2006, from $5.5 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $2.1 million, or 42.1%, in the six months ended March 31, 2006, from $4.9 million in the prior comparable period, and shareholder service fees increased by $0.3 million, or 56.0%, in the six months ended March 31, 2006, from $0.6 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $902 million, or 66.9%, as of March 31, 2006, from $1.348 billion as of the end of the prior comparable period. The $902 million increase in net mutual funds assets is attributable to a $299.2 million asset acquisition, cash inflows of $595.1 million, redemptions of $443.2 million and market appreciation of $451.0 million. Redemptions as a percentage of assets under management decreased from an average of 2.4% per month to 2.3% per month during the same period.

Operating Expenses: Total operating expenses increased by $1.5 million, or 58.5%, in the six months ended March 31, 2006, from $2.6 million in the prior comparable period. The increase resulted from increases in mutual fund distribution, several components of general and administrative expense, increased compensation and benefits costs, and increased amortization expense. As a percentage of total revenue, total operating expenses increased by 5.4% to 53.4% in the six months ended March 31, 2006, as compared to 48.0% in the prior comparable period.

Employee Compensation and Benefits: Compensation and benefits increased by $0.3 million, or 26.3%, in the six months ended March 31, 2006, from $1.2 million in the prior comparable period. The increase resulted primarily from the addition of an assistant controller, a portfolio management specialist, a senior accountant, and restricted stock unit compensation costs. As a percentage of total revenue, compensation and benefits decreased by 2.4% to 18.7% for the six months ended March 31, 2006, compared to 21.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.4 million, or 80.2%, in the six months ended March 31, 2006, from $0.5 million in the prior comparable period, primarily due to increases in office rent, travel and entertainment, business development, outside services, and printing costs. As a percentage of total revenue, general and administrative expense increased by 2.2% to 10.7% in the six months ended March 31, 2006, from 8.5% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $0.6 million, or 58.6%, in the six months ended March 31, 2006, from $1.0 million in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 2.0% to 20.0% for the six months ended March 31, 2006, compared to 18.0% in the prior comparable period. The increase is due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.3 million, or 1,243.5%, in the six months ended March 31, 2006, from $0.02 million in the prior comparable period. The increase is related to amortization of the $1.6 million non-compete agreement purchased in July, 2005 as part of the Henlopen acquisition. As a percentage of total revenue, amortization and depreciation expenses increased by 3.6% to 4.0% for the six months ended March 31, 2006, compared to 0.4% in the prior comparable period.

Interest Expense: Interest expense increased by $0.3 million from the prior comparable period due to interest incurred on an additional $6.7 million loan through US Bank used to acquire the management agreements for the Henlopen funds in July, 2005. As a percentage of total revenue, interest expense increased by 2.2% to 5.6% for the six months ended March 31, 2006, compared to 3.4% in the prior comparable period.

Other Income: Other income relates mainly to interest income earned on cash and investments in marketable securities.

Income Taxes: The provision for income taxes increased by $0.3 million, or 23.4%, in the six months ended March 31, 2006, from $1.1 million in the prior comparable period.

Net Income: Net income increased by $0.4 million, or 23.6%, in the six months ended March 31, 2006, compared to $1.6 million in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2006 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets as of March 31, 2006 were $30.1 million, which was an increase of $1.0 million, or 3.5%, from September 30, 2005. Property and equipment, management agreements, and non-compete agreement acquired totaled $20.9 million as of March 31, 2006. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2006, we had cash and cash equivalents of $7.3 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $11.7 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (7.75% as of March 28, 2006). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Part II. OTHER INFORMATION

There were no reportable events for items 1 through 3.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was conducted on Thursday, January 26, 2006.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2007. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld
Neil J. Hennessy	1,953,893	11,350
Teresa M. Nilsen	1,953,893	11,350
Daniel B. Steadman	1,951,493	13,750
Henry Hansel	1,951,493	13,750
Brian A. Hennessy	1,953,893	11,350
Rodger Offenbach	1,953,893	11,350
Daniel G. Libarle	1,953,893	11,350
Thomas L. Seavey	1,953,893	11,350
Charles W. Bennett	1,953,893	11,350

Item 5. Other Information

(a)	On January 26, 2006 the Company issued restricted stock units (“RSU”) to officers and directors under its 2001 Omnibus Plan, as discussed in Note (8) above. The total expected compensation expense of $0.8 million consists of $0.3 million in officer compensation, $0.2 million in director compensation, and $0.3 million in employee compensation. The RSU agreement for officers is attached herein as Exhibit 10.1, and the RSU agreement for directors is attached herein as Exhibit 10.2.

Officer	RSU award
Teresa M. Nilsen	5,000
Daniel B. Steadman	5,000

Director	RSU award
Brian A. Hennessy	1,000
Henry Hansel	1,000
Rodger Offenbach	1,000
Daniel G. Libarle	1,000
Thomas L. Seavey	1,000
Charles W. Bennett	1,000

Item 6. Exhibits

10.1	Restricted Stock Unit Award Agreement for Officers

10.2	Restricted Stock Unit Award Agreement for Directors

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 2, 2006	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen,
Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1	Restricted Stock Unit Award Agreement for Officers

10.2	Restricted Stock Unit Award Agreement for Directors

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350