Form 10QSB
period 2006-06-30
HENNESSY ADVISORS INC
filed 2006-07-28
CIK 1145255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2006 was 3,767,205.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

HENNESSY ADVISORS, INC. INDEX

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,890	$6,291
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	1,449	1,218
Prepaid expenses	148	221
Deferred income tax asset	226	—
Other current assets	21	102

Total current assets	10,739	7,837

Property and equipment, net of accumulated depreciation of $83 and $41	403	125
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $539 and $135	1,077	1,481
Deferred income tax asset	—	145
Other assets	105	113

Total assets	$31,730	$29,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,749	$1,818
Current portion of long-term debt	2,091	2,091

Total current liabilities	3,840	3,909

Long-term debt	9,122	10,690
Deferred income tax liability	1,131	829

Total liabilities	14,093	15,428

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
3,767,205 shares issued and outstanding at June 30, 2006 and 3,690,320 at September 30, 2005	7,499	6,951
Additional paid-in capital	502	45
Retained earnings	9,636	6,683

Total stockholders’ equity	17,637	13,679

Total liabilities and stockholders’ equity	$31,730	$29,107

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue
Investment advisory fees	$4,157	$2,483	$11,112	$7,379
Shareholder service fees	540	291	1,439	868
Other	5	32	15	71

Total revenue	4,702	2,806	12,566	8,318

Operating expenses
Compensation and benefits	928	608	2,399	1,774
General and administrative	364	202	1,209	671
Mutual fund distribution	934	515	2,506	1,505
Amortization and depreciation	162	10	471	33

Total operating expenses	2,388	1,335	6,585	3,983

Operating income	2,314	1,471	5,981	4,335
Interest expense	228	99	672	283
Other income	(88)	—	(174)	—

Income before income tax expense	2,174	1,372	5,483	4,052
Income tax expense	867	571	2,190	1,644

Net income	$1,307	$801	$3,293	$2,408

Earnings per share:
Basic	$0.35	$0.22	$0.88	$0.65

Diluted	$0.33	$0.21	$0.83	$0.62

Weighted average shares outstanding:
Basic	3,738,822	3,687,150	3,728,156	3,682,679

Diluted	3,957,637	3,894,542	3,960,963	3,888,633

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2006

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2005	3,690,320	$6,951	$45	$6,683	$13,679

Net income for nine months ended June 30, 2006	—	—	—	3,293	3,293

Dividends paid	—	—	—	(318)	(318)

Employee and director stock options exercised	74,925	516	—	—	516

Employee restricted stock vested	1,995	32	(61)	(22)	(51)

Employee and directors restricted stock compensation	—	—	148	—	148

Short-swing insider trading	—	—	5	—	5

Tax benefit of employee and director stock options exercised	—	—	365	—	365

Adjustment for fractional shares paid in cash	(35)	—	—	—	—

Balance as of June 30, 2006	3,767,205	$7,499	$502	$9,636	$17,637

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$3,293	$2,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	—
Loss on asset disposal	32	—
Deferred income taxes	220	281
Tax benefit from exercise of employee and director stock options	346	8
Tax benefit from restricted stock unit compensation	105	—
(Increase) decrease in operating assets:
Investment fee income receivable	(231)	(102)
Prepaid expenses	73	(17)
Other current assets	81	1
Other assets	8	(117)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(69)	(293)
Income taxes payable	—	11

Net cash provided by operating activities	4,329	2,180

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(365)	(27)
Disposal of fully depreciated assets	—	33

Net cash provided by (used in) investing activities	(365)	6

Cash flows used in financing activities:
Deferred offering costs	—	(10)
Principal payments on long-term debt	(1,568)	(847)
Proceeds from exercise of employee and director stock options	516	54
Proceeds from short-swing insider trading	5	—
Dividend payment	(318)	(245)

Net cash used in financing activities	(1,365)	(1,048)

Net increase in cash and cash equivalents	2,599	1,138
Cash and cash equivalents at the beginning of the period	6,291	4,568

Cash and cash equivalents at the end of the period	$8,890	$5,706

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,540	$1,278

Interest	$670	$280

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended June 30, 2006, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2006. For additional information, refer to the financial statements for the fiscal year ended September 30, 2005, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 6, 2005.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the “Hennessy Funds”). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Cornerstone Value Fund, Hennessy Balanced Fund, Hennessy Total Return Fund and Hennessy Focus 30 Fund.

(2) Management Contracts

As of June 30, 2006, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for the Hennessy Cornerstone Growth Fund-Series II.

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

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors, as deemed necessary or by contract, may be required to waive its management fee or subsidize other expenses for the Funds it manages. Hennessy Advisors has agreed to cap the expense ratio of the Hennessy Focus 30 Fund at 1.45% of the fund’s average daily net assets until the limitation is terminated by the Board of Directors of Hennessy Mutual Funds, Inc. The expense ratio for the fund is well below the contractual cap, and subsidy is not currently required.

(3) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (8.00% effective May 10, 2006) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 8.00%) and is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(4) Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund—Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund—Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund, are charged at an annual rate of 0.1% of average daily net assets.

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

The Company’s effective tax rate for three and nine months ended June 30, 2006, was 40.0%, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

On January 26, 2006, our Board of Directors declared a three-for-two stock split which was implemented on March 7, 2006 for shareholders of record as of February 14, 2006. All disclosures in this report relating to shares of common stock, stock options and per share data have been adjusted to reflect this stock split.

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

As the exercise prices of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the three months ended June 30, 2006, and 5,250 options were granted during the three months ended June 30, 2005. There were no options granted during the nine months ended June 30, 2006, and 178,500 options were granted during the nine months ended June 30, 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

Prior to the new accounting pronouncement discussed in Noted 9, FASB Statement No. 123 and FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”, required the proforma effects of stock-based compensation on net income and earnings per common share to be estimated at the date of grant using the Black-Scholes option pricing model.

The value of options granted during the three months ended June 30, 2005, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 4.24%, an expected life of 5 years, 0.41% dividends and a volatility factor of 24.09%:

	Net Income	Basic EPS	Diluted EPS
For the three months ended June 30, 2005
Net income	$800,895	$0.22	$0.21
Fair value of stock options - net of tax	14,553	0.01	0.01

Proforma net income	$786,342	$0.21	$0.20

The value of options granted during the nine months ended June 30, 2005, was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, 0.96% dividends and a volatility factor of 24.09%:

	Net Income	Basic EPS	Diluted EPS
For the nine months ended June 30, 2005
Net income	$2,407,944	$0.65	$0.62
Fair value of stock options - net of tax	508,368	0.14	0.13

Proforma net income	$1,899,576	$0.51	$0.49

During the nine months ended June 30, 2006, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the nine months ended June 30, 2006 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2006
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2005	—	—
Granted	42,750	$18.15
Vested	(8,501)	—
Forfeited	—	—

Non-vested Balance at June 30, 2006	34,249	$18.15

Restricted Stock Unit Compensation Nine Months Ended June 30, 2006
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$776
Compensation Expense recognized as of June 30, 2006	(148)

Unrecognized compensation expense related to RSU’s at June 30, 2006	$628

As of June 30, 2006, there was $0.6 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 4.0 years.

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

Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the nine months ended June 30, 2006 have been recognized in our condensed financial statements.

Item 2. Management’s Discussion and Analysis

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $2.18 billion as of June 30, 2006.

The assets we manage have grown rapidly as a result of acquisitions of management agreements, fund inflows and market appreciation. The following table illustrates the growth in assets under management since June 30, 2005 through June 30, 2006:

	Assets Under Management At Each Quarter End, June 30, 2005 through June 30, 2006
	6/30/2005	9/30/2005	12/31/2005	3/31/2006	6/30/2006
	(In Thousands)
Beginning assets under management	$1,347,881	$1,373,166	$1,807,472	$1,831,993	$2,249,995

Acquisition inflows	—	299,225	—	—	—

Organic inflows	72,672	137,530	122,446	262,441	268,615

Redemptions	(87,886)	(118,651)	(120,497)	(116,171)	(173,620)

Market appreciation (depreciation)	40,499	116,202	22,572	271,732	(162,410)

Ending assets under management	$1,373,166	$1,807,472	$1,831,993	$2,249,995	$2,182,580

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we have expanded and upgraded our facilities and anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2006, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of June 30, 2006, this liability, including the current portion of long-term debt, had a balance of $11.2 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$4,157	88.4%	$2,483	88.5%
Shareholder service fees	540	11.5	291	10.4
Other	5	0.1	32	1.1

Total revenue	4,702	100.0	2,806	100.0

Operating expenses:
Compensation and benefits	928	19.7	608	21.7
General and administrative	364	7.8	202	7.2
Mutual fund distribution	934	19.8	515	18.3
Amortization and depreciation	162	3.5	10	0.4

Total operating expenses	2,388	50.8	1,335	47.6

Operating income	2,314	49.2	1,471	52.4
Interest expense	228	4.8	99	3.5
Other income	(88)	(1.9)	—	—

Income before income tax expense	2,174	46.3	1,372	48.9
Income tax expense	867	18.5	571	20.4

Net income	$1,307	27.8%	$801	28.5%

Revenues: Total revenue increased by $1.9 million or 67.6%, in the three months ended June 30, 2006, from $2.8 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $1.7 million, or 67.4%, in the three months ended June 30, 2006, from $2.5 million in the prior comparable period, and shareholder service fees increased by $0.2 million, or 85.6%, in the three months ended June 30, 2006 from $0.3 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $809 million, or 58.9%, as of June 30, 2006, from $1.373 billion as of the end of the prior comparable period. The $809 million increase in net mutual funds assets is attributable to a $299.2 million asset acquisition, cash inflows of $791.0 million, redemptions of $528.9 million and market appreciation of $248.1 million. Redemptions as a percentage of assets under management increased from an average of 2.2% per month to 2.5% per month during the same period.

Operating Expenses: Total operating expenses increased by $1.1 million, or 78.9%, in the three months ended June 30, 2006, from $1.3 million in the prior comparable period. The increase resulted from increases in compensation and benefits, several components of general and administrative expense, increased mutual fund distribution costs, and increased amortization expense. As a percentage of total revenue, total operating expenses increased by 3.2% to 50.8% in the three months ended June 30, 2006, as compared to 47.6% in the prior comparable period.

Employee Compensation and Benefits: Compensation and benefits increased by $0.3 million, or 52.6%, in the three months ended June 30, 2006, from $0.6 million in the prior comparable period. The increase resulted primarily from the addition of an assistant controller, a senior accountant, and restricted stock unit compensation costs. As a percentage of total revenue, compensation and benefits decreased by 2.0% to 19.7% for the three months ended June 30, 2006, compared to 21.7% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.2 million, or 80.2%, in the three months ended June 30, 2006, from $0.2 million in the prior comparable period, primarily due to increases in office rental, business development, computer support and public relations expenses. As a percentage of total revenue, general and administrative expense increased by 0.6% to 7.8% in the three months ended June 30, 2006, from 7.2% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $0.4 million, or 81.4%, in the three months ended June 30, 2006, from $0.5 million in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 1.5% to 19.8% for the three months ended June 30, 2006, compared to 18.3% in the prior comparable period. The increase is due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.2 million, or 1,520.0%, in the three months ended June 30, 2006, from $0.01 million in the prior comparable period. The increase is related to amortization of the $1.6 million non-compete agreement purchased in July, 2005 as part of the Henlopen acquisition. As a percentage of total revenue, amortization and depreciation expenses increased by 3.1% to 3.5% for the three months ended June 30, 2006, compared to 0.4% in the prior comparable period.

Interest Expense: Interest expense increased by $0.1 million from the prior comparable period due to interest incurred on an additional $6.7 million loan through US Bank used to acquire the management agreements for the Henlopen funds in July, 2005. As a percentage of total revenue, interest expense increased by 1.3% to 4.8% for the three months ended June 30, 2006, compared to 3.5% in the prior comparable period.

Other Income: Other income relates mainly to interest income earned on cash and investments in marketable securities.

Income Taxes: The provision for income taxes increased by $0.3 million, or 51.8%, in the three months ended June 30, 2006, from $0.6 million in the prior comparable period.

Net Income: Net income increased by $0.5 million, or 63.2%, in the three months ended June 30, 2006, compared to $0.8 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2006 and 2005:

	Nine Months Ended June 30,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$11,112	88.4%	$7,379	88.7%
Shareholder service fees	1,439	11.5	868	10.4
Other	15	0.1	71	0.9

Total revenue	12,566	100.0	8,318	100.0

Operating expenses:
Compensation and benefits	2,399	19.1	1,774	21.3
General and administrative	1,209	9.6	671	8.1
Mutual fund distribution	2,506	19.9	1,505	18.1
Amortization and depreciation	471	3.8	33	0.4

Total operating expenses	6,585	52.4	3,983	47.9

Operating income	5,981	47.6	4,335	52.1
Interest expense	672	5.3	283	3.4
Other income	(174)	(1.3)	—	—

Income before income tax expense	5,483	43.6	4,052	48.7
Income tax expense	2,190	17.4	1,644	19.8

Net income	$3,293	26.2%	$2,408	28.9%

Revenues: Total revenue increased by $4.2 million or 51.1%, in the nine months ended June 30, 2006, from $8.3 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $3.7 million, or 50.6%, in the nine months ended June 30, 2006, from $7.4 million in the prior comparable period, and shareholder service fees increased by $0.6 million, or 65.8%, in the nine months ended June 30, 2006, from $0.9 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $809 million, or 58.9%, as of June 30, 2006, from $1.373 billion as of the end of the prior comparable period. The $809 million increase in net mutual funds assets is attributable to a $299.2 million asset acquisition, cash inflows of $791.0 million, redemptions of $528.9 million and market appreciation of $248.1 million. Redemptions as a percentage of assets under management increased from an average of 2.2% per month to 2.5% per month during the same period.

Operating Expenses: Total operating expenses increased by $2.6 million, or 65.3%, in the nine months ended June 30, 2006, from $4.0 million in the prior comparable period. The increase resulted from increases in mutual fund distribution, several components of general and administrative expense, increased compensation and benefits costs, and increased amortization expense. As a percentage of total revenue, total operating expenses increased by 4.5% to 52.4% in the nine months ended June 30, 2006, as compared to 47.9% in the prior comparable period.

Employee Compensation and Benefits: Compensation and benefits increased by $0.6 million, or 35.2%, in the nine months ended June 30, 2006, from $1.8 million in the prior comparable period. The increase resulted primarily from the addition of an assistant controller, a portfolio management specialist, a senior accountant, and restricted stock unit compensation costs. As a percentage of total revenue, compensation and benefits decreased by 2.2% to 19.1% for the nine months ended June 30, 2006, compared to 21.3% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.5 million, or 80.2%, in the nine months ended June 30, 2006, from $0.7 million in the prior comparable period, primarily due to increases in office rent, business development, outside services, and postage costs. As a percentage of total revenue, general and administrative expense increased by 1.5% to 9.6% in the nine months ended June 30, 2006, from 8.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $1.0 million, or 66.5%, in the nine months ended June 30, 2006, from $1.5 million in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 1.8% to 19.9% for the nine months ended June 30, 2006, compared to 18.1% in the prior comparable period. The increase is due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.4 million, or 1,327.3%, in the nine months ended June 30, 2006, from $0.03 million in the prior comparable period. The increase is related to amortization of the $1.6 million non-compete agreement purchased in July, 2005 as part of the Henlopen acquisition. As a percentage of total revenue, amortization and depreciation expenses increased by 3.4% to 3.8% for the nine months ended June 30, 2006, compared to 0.4% in the prior comparable period.

Interest Expense: Interest expense increased by $0.4 million from the prior comparable period due to interest incurred on an additional $6.7 million loan through US Bank used to acquire the management agreements for the Henlopen funds in July, 2005. As a percentage of total revenue, interest expense increased by 1.9% to 5.3% for the nine months ended June 30, 2006, compared to 3.4% in the prior comparable period.

Other Income: Other income relates mainly to interest income earned on cash and investments in marketable securities.

Income Taxes: The provision for income taxes increased by $0.5 million, or 33.2%, in the nine months ended June 30, 2006, from $1.6 million in the prior comparable period.

Net Income: Net income increased by $0.9 million, or 36.8%, in the nine months ended June 30, 2006, compared to $2.4 million in the prior comparable period, as a result of the factors discussed above.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2006 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2006 were $2.183 billion, which was an increase of $375 million, or 20.8%, from September 30, 2005. Property and equipment, management agreements, and non-compete agreement acquired totaled $20.9 million as of June 30, 2006. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2006, we had cash and cash equivalents of $8.9 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund—Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $11.2 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (8.00% as of May 10, 2006). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: July 28, 2006	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350