Form 10KSB
period 2006-09-30
HENNESSY ADVISORS INC
filed 2006-12-08
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

Common Stock, no par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total revenues for Fiscal Year 2006 were $16,933,730.

The aggregate market value of the Common Stock of the registrant held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) was $54,737,147, based on the most recent common equity selling price of $24.90 per share, within the last 60 days (November 6, 2006).

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 7, 2006 there were 3,772,419 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

HENNESSY ADVISORS, INC.

FORM 10-KSB

For the Fiscal Year Ended September 30, 2006

Table of Contents:

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Overview

We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our six open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We use quantitative stock selection strategies to manage each of the Hennessy Funds. The net assets of the mutual funds we manage have increased by 962% from $194 million on September 30, 2001 to $2.06 billion as of September 30, 2006.

Each of the Hennessy Funds pays fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs, including evaluation, sale and reinvestment of assets, the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. Four of our six mutual funds also pay fees to us for shareholder services. Shareholder services consist primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

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

In May 2002, we completed our initial public offering, raising $5.7 million in a non-underwritten offering at a split-adjusted price of $4.45 and becoming a 1934 Act reporting company as a small-business issuer. At the time of our initial public offering, assets under management were approximately $348 million. In connection with our initial public offering, the limited partners of The Hennessy Management Co., L.P. and The Hennessy Management Co. 2, L.P. agreed to merge these partnerships into us, thereby allowing us to consolidate all of our management activities directly into Hennessy.

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

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently The Hennessy Funds, Inc., The Hennessy Mutual Funds, Inc. and Hennessy Funds Trust. Our management agreements with The Hennessy Funds, Inc. covers the Hennessy Total Return Fund and Hennessy Balanced Fund; with The Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and our with Hennessy Funds Trust covers the Hennessy Cornerstone Growth Fund, Series II. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors or trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of The Hennessy Funds, Inc., The Hennessy Mutual Funds, Inc. and Hennessy Funds Trust consist of four individuals, including our chairman of the board, president and chief executive officer, Neil J. Hennessy, and three independent directors or trustees. Under the Investment Company Act of 1940, a majority of the independent directors or trustees must approve the entry into and continuation of our management agreements. The independent directors also have sole responsibility for selecting and nominating other independent directors or trustees.

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

In exchange for all of these services, we receive a management fee from each of our mutual funds, which is based on the amount of each fund’s average daily net assets. The annual management fees payable to us by our mutual funds are as follows:

Fund	Management Fee (as a percentage of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Cornerstone Growth Fund, Series II	0.74%
Hennessy Focus 30 Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Balanced Fund	0.60%

We have, from time to time, had contractual obligations to waive all or part of our management fees for our funds, but such agreements are now expired. We may still choose to voluntarily waive part of our management fees in order to maintain competitive expense ratios for the funds.

Our management agreements must be renewed every year by a majority of all of the directors or trustees and a majority of all of the disinterested directors or trustees that oversee our mutual funds. Other than not being renewed, there are generally two circumstances that will lead to our management agreements being terminated. First, if we assign a management agreement to another advisor, it will automatically terminate. Assignment includes an indirect assignment through a transfer of shares of our common stock deemed to constitute a controlling block. Second, if we give written notice of termination of a management agreement to one of our mutual fund companies or if one of our mutual fund companies gives written notice to us of termination of a management agreement, the applicable agreement will terminate 60 days later. The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. on March 7, 2006 for a period of one year. The management agreement with Hennessy Funds Trust was approved on April 5, 2005 for an initial period of two years, to be approved at least annually thereafter.

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

Currently, we participate in two “soft dollar” arrangements. This means that we receive research reports and real-time electronic research to assist us in trading and managing our mutual funds. Under these soft dollar arrangements, we pay brokerage commissions for securities trades on behalf of a mutual fund that may be higher than the commissions that we would pay through a different brokerage firm, but in exchange we receive research or other services that benefit our mutual funds. This year the SEC provided new guidance regarding soft dollars. Our soft dollar arrangements comply with the new guidance. This new guidance had no material effect on our business.

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

Business Strategy

Since 1996 when we started our first mutual fund, we have grown to managing $2.06 billion of assets as of September 30, 2006. We intend to continue increasing our profitability and assets under management by implementing the following key strategies:

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

-Expanding our distribution network to additional mutual fund supermarkets. One of the ways that investors can buy shares of our mutual funds is through mutual fund supermarkets, principally Schwab One Source, Fidelity, TD Waterhouse and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $2.06 billion of assets under management in our mutual funds as of September 30, 2006, approximately 76% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

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

We have developed an aggressive public relations outreach program to target audiences we would otherwise be unable to address. Our public relations outreach program has resulted in Hennessy Funds being mentioned in national print and broadcast media an average of once every two to three days in such vehicles as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily to name a few.

We also send quarterly information mailings, fund performance updates, news articles pertaining to the funds and commentaries from our portfolio manager, Neil J. Hennessy, to clients and prospective clients, and we exhibit at select investment advisor trade shows throughout the year.

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

Investment Strategy

We manage each of the Hennessy Funds using a quantitative stock selection strategy that we have evaluated and tested over historical periods for hypothetical performance results. We manage our funds according to strict, formulaic investment strategies and do not try to outsmart or time the market. We purchase a portfolio of securities for each of our mutual funds, as dictated by the funds’ strategies, and only adjust or rebalance those portfolios approximately once a year. A brief description of each of our mutual funds follows:

-Hennessy Cornerstone Growth Fund (HFCGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing primarily in small-cap, growth-oriented companies. This fund screens a universe of stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive relative strength over the prior three- and six-month periods. From that list, the fund invests in the 50 stocks with the best relative strength over the past year.

-Hennessy Cornerstone Growth Fund, Series II (formerly known as The Henlopen Fund) (HENLX). The Hennessy Cornerstone Growth Fund, Series II seeks long-term capital appreciation. This fund utilizes the same investment strategy as the Hennessy Cornerstone Growth Fund but selects its portfolio at a different time of the year, thus creating a substantially different portfolio of stocks.

-Hennessy Focus 30 Fund (HFTFX). The Hennessy Focus 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies. This fund’s strategy is similar to the Cornerstone Growth strategy, but it focuses on domestic, mid-cap companies. This fund screens a universe of U.S. stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts and stocks with a share price of less than $5, to find companies with a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation over a three- and six-month period. From that list, the fund invests in the 30 stocks with the best relative strength over the past year.

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

-Hennessy Balanced Fund (HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately fifty percent in the Dogs of the Dow stocks and approximately fifty percent in U.S. Treasury securities with a maturity of less than one year.

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2006. Although we did not begin managing the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund until June 2000, we have included historical performance information for these funds from their inception date of November 1, 1996 because the previous investment manager to these funds managed the funds using the same strategies that we still use today. Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of our mutual funds is no guarantee of future performance and all of these mutual funds have experienced negative performance over various time periods in the past and may do so again in the future:

Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Average Annual Total Return	-1.12%	13.40%	14.92%	N/A	15.19%
S&P 500 (1)(2)	10.79%	12.30%	6.97%	N/A	8.39%
Russell 2000 Index (2)(3)	9.92%	15.48%	13.78%	N/A	9.34%

Hennessy Cornerstone Growth Fund, Series II	1 Year	3 Years	5 Years	10 Years	Since Inception (7/01/05)
Average Annual Total Return	5.87%	N/A	N/A	N/A	4.45%
S&P 500 (1)(2)	10.79%	N/A	N/A	N/A	11.43%
Russell 2000 Index (2)(3)	9.92%	N/A	N/A	N/A	11.43%

Hennessy Focus 30 Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (09/17/03)
Average Annual Total Return	7.61%	21.79%	N/A	N/A	19.70%
S&P 500 (1)(2)	10.79%	12.30%	N/A	N/A	11.07%
S&P Mid-cap Index (2)(6)	6.56%	15.24%	N/A	N/A	13.99%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Average Annual Total Return	15.19%	14.53%	8.62%	N/A	7.89%
S&P 500 (1)(2)	10.79%	12.30%	6.97%	N/A	8.39%
Russell 1000 Index (2)(4)	10.25%	12.79%	7.64%	N/A	8.60%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (07/29/98)
Average Annual Total Return	19.31%	10.51%	6.87%	N/A	4.71%
S&P 500 (1)(2)	10.79%	12.30%	6.97%	N/A	3.73%
Dow Jones Industrial Average (2)(5)	13.14%	10.43%	8.07%	N/A	5.42%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (03/08/96)
Average Annual Total Return	12.98%	5.82%	3.84%	4.98%	5.11%
S&P 500 (1)(2)	10.79%	12.30%	6.97%	8.59%	9.08%
Dow Jones Industrial Average (2)(5)	13.14%	10.43%	8.07%	9.19%	9.55%

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of common stocks.

(2)	Reflects no deduction for fees or expenses.
(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.
(4)	The Russell 1000 Index is comprised of large-cap U.S. stocks and is commonly used as a benchmark for U.S. large-cap funds.
(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.
(6)	The S&P Mid-cap Index is a widely recognized index of common stocks.

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

EMPLOYEES

As of September 30, 2006, there were twelve employees at Hennessy Advisors, Inc. (all full-time).

Neil J. Hennessy is the Chairman of the Board, President, Chief Executive Officer and Portfolio Manager. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Assistant Portfolio Manager of our mutual funds. Other employees include Tania Kelley, Marketing Director; Harry Thomas, Chief Compliance Officer; Brian Peery, Wholesaler/Salesman; Dominic Chu, Portfolio Specialist; Kathryn Walwyn, Controller; Ana Miner, Operations Specialist; Joseph Fahy, Internal Salesman; and, Michelle Hennessy, Receptionist and Marketing Associate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated. All per share amounts have been restated to reflect a 3-for-2 stock split that occurred on March 8, 2005 as well as an additional 3-for-2 stock split that occurred on March 7, 2006:

	Price Range		Dividends Paid per Share
Fiscal Year Ended September 30, 2006	High	Low
First Quarter	$17.95	$15.95	—
Second Quarter	27.25	16.95	$0.085	(1)
Third Quarter	33.00	25.00	—
Fourth Quarter	28.50	22.00	—

	Price Range		Dividends Paid per Share
Fiscal Year Ended September 30, 2005	High	Low
First Quarter	$12.00	$10.44	—
Second Quarter	16.17	12.00	$0.067	(2)
Third Quarter	19.83	16.17	—
Fourth Quarter	19.00	16.33	—

(1)	We paid a cash dividend on March 7, 2006 of $0.085 per share.
(2)	We paid a cash dividend on March 8, 2005 of $0.067 per share.

On November 6, 2006, the last reported sale price of our common stock on the OTC Bulletin Board was $24.90 per share.

HOLDERS

As of September 30, 2006, there were 196 holders of record of Common Stock of the Company. The 196 holders of record include several brokerage firm accounts which represent about 500 additional individual shareholders for an approximate total of 700 shareholders as of September 30, 2006.

DIVIDENDS

We paid a cash dividend of $0.085 per share on March 7, 2006.

The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

1. Overview

We derive our operating revenues from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, our completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $2.06 billion as of September 30, 2006.

The assets we manage have grown rapidly as a result of acquisitions of management agreements, fund inflows and market appreciation. The following table illustrates the growth by quarter in assets under management since the beginning of fiscal year 2004:

	Assets Under Management At Each Quarter End in Fiscal Year 2006
	12/31/2005	3/31/2006	6/30/2006	9/30/2006
	(In thousands)
Beginning assets under management	$1,807,472	$1,831,993	$2,249,995	$2,182,580
Acquisition inflows	—	—	—	—
Organic inflows	122,446	262,441	268,615	165,112
Redemptions	(120,497)	(116,171)	(173,620)	(196,412)
Market appreciation (depreciation)	22,572	271,732	(162,410)	(95,027)

Ending assets under management	$1,831,993	$2,249,995	$2,182,580	$2,056,253

	Assets Under Management At Each Quarter End in Fiscal Year 2005
	12/31/2004	3/31/2005	6/30/2005	9/30/2005
	(In thousands)
Beginning assets under management	$1,222,073	$1,376,303	$1,347,881	$1,373,166
Acquisition inflows	—	—	—	299,225
Organic inflows	64,390	107,136	72,672	137,530
Redemptions	(91,804)	(108,114)	(87,886)	(118,651)
Market appreciation (depreciation)	181,644	(27,444)	40,499	116,202

Ending assets under management	$1,376,303	$1,347,881	$1,373,166	$1,807,472

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we intend to expand and upgrade our facilities and anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. This asset had a net balance of $19.4 million as of September 30, 2006.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of management agreements for the Lindner and Henlopen Funds. As of September 30, 2006, this liability, including the current portion of long-term debt, had a balance of $10.7 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Year Ended September 30,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$14,975	88.4%	$10,600	88.4%
Shareholder service fees	1,937	11.4	1,280	10.7
Other	22	0.2	117	0.9

Total revenue	16,934	100.0	11,997	100.0

Operating expenses:
Compensation and benefits	3,309	19.5	2,484	20.7
General and administrative	1,656	9.8	939	7.8
Mutual fund distribution	3,383	20.0	2,222	18.5
Amortization and depreciation	634	3.7	179	1.5

Total operating expenses	8,982	53.0	5,824	48.5

Operating income	7,952	47.0	6,173	51.5

Interest expense	902	5.3	497	4.1
Other (income) expense	(282)	(1.6)	444	3.7

Income before income tax expense	7,332	43.3	5,232	43.7
Income tax expense	2,929	17.3	2,093	17.5

Net income	$4,403	26.0%	$3,139	26.2%

Revenues: Total revenue increased by $4.9 million or 41.2%, in the year ended September 30, 2006, from $12.0 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $4.4 million, or 41.3%, in the year ended September 30, 2006, from $10.6 million in the prior comparable period, and shareholder service fees increased by $0.7 million, or 51.3%, in the year ended September 30, 2006, from $1.3 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $248.8 million, or 13.8%, as of September 30, 2006, from $1.807 billion as of the end of the prior comparable period. This increase in the net assets of our mutual funds resulted from cash inflows of $818.6 million, redemptions of $606.7 million and market appreciation of $36.9 million. In comparison, from September 30, 2004 to September 30, 2005, acquisition inflows of our mutual funds were $299.2 million, cash inflows were $381.7 million, redemptions were $406.5 million and market appreciation was $310.9 million. The amount of redemptions increased by $200.2 million for the one year period ending September 30, 2006 as compared to the one year period ending September 30, 2005, and redemptions as a percentage of assets under management for the year ended September 30, 2006 increased to an average of 2.5% per month from 2.4% per month in the prior comparable period.

Operating Expenses: Total operating expenses increased by $3.2 million, or 54.2%, in the year ended September 30, 2006, from $5.8 million in the prior comparable period. The increase resulted from higher compensation expense, increased general and administrative costs, greater mutual fund distribution costs, and an increase in amortization and depreciation expense. As a percentage of total revenue, total operating expenses increased by 4.5% to 53.0% in the year ended September 30, 2006, compared to 48.5% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits increased by $0.8 million, or 33.2%, in the year ended September 30, 2006, from $2.5 million in the prior comparable period. The increase primarily resulted from the addition of one internal sales employee, salary increases and compensation costs related to restricted stock units granted to officers and staff. As a percentage of total revenue, compensation and benefits decreased by 1.2 % to 19.5% for the year ended September 30, 2006, compared to 20.7% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.7 million, or 76.4%, in the year ended September 30, 2006, from $0.9 million in the prior comparable period, primarily due to increases in office rent due to new office space for the Novato office, business development, and printing expenses. As a percentage of total revenue, general and administrative expense increased by 2.0% to 9.8% in the year ended September 30, 2005, from 7.8% in the prior comparable period.

Mutual Fund Distribution Expense: Distribution expenses increased by $1.2 million, or 52.3%, in the year ended September 30, 2006, from $2.2 million in the prior comparable period. As a percentage of total revenue, distribution expenses increased by 1.5% to 20.0% for the year ended September 30, 2006, compared to 18.5% in the prior comparable period. The proportion of assets held through mutual fund supermarkets increased in relation to assets held at other financial institutions primarily as a result of the acquisition of the management agreements for the Henlopen Funds in July 2005. Because most of the net assets of the Henlopen Funds were held through mutual fund supermarkets and we pay distribution expenses on assets that are held through mutual fund supermarkets, our distribution expense as a percentage of total revenues increased following our acquisition of the management agreements for the Henlopen Funds.

Amortization and Depreciation Expense: Amortization and depreciation expense increased $0.5 million in the year ended September 30, 2006, from $0.02 million in the prior comparable period, resulting from increased amortization of Michael Hershey’s non-compete agreement (entered into in connection with the acquisition of the Henlopen Fund management contract), increased loan amortization costs, and the purchase of a leasehold improvement.

Interest Expense: Interest expense increased $0.4 million or 81.5% during the year ended September 30, 2006 from $0.5 million in the prior comparable period. The increase is a result of the amended US Bank loan used to acquire the management agreements for the Lindner and Henlopen Funds, as well as higher interest rates (8.25% as of June 29, 2006). As a percentage of total revenue, interest expense increased by 1.2% to 5.3% in the year ended September 30, 2006, from 4.1% in the prior comparable period.

Other (Income) Expense: Other expense decrease $0.7 million or 163.5% during the year ended September 30, 2006 from an expense of $0.4 million in the prior comparable period. Other income of $0.3 million in the current period is mainly due to interest income earned on cash. The prior year other expense related to professional fees of $0.4 million paid in connection with our withdrawn Form S-1 filing. The fees were reclassified from deferred offering costs in accordance with the provisions of FASB 146 and APB 30.

Income Taxes: The provision for income taxes increased by $0.8 million, or 39.9%, in the year ended September 30, 2006, from $2.1 million in the prior comparable period.

Net Income: Net income increased by $1.3 million, or 40.3%, in the year ended September 30, 2006, compared to $3.1 million in the prior comparable period, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2006 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets as of September 30, 2006 were $33.1 million, which was an increase of $4.0 million, or 13.7%, from September 30, 2005. Property and equipment and management agreements acquired totaled $19.8 million as of September 30, 2006. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2006, we had cash and cash equivalents of $10.4 million.

Dividend Payments. On March 7, 2006, we paid a cash dividend of $0.085 per common share. The total payment from cash on hand was $0.3 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2006, we had $10.7 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (8.25% as of June 29, 2006). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

Contractual Obligations

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
Long-term debt	10,690	1,916	4,355	4,419	—
Operating lease (1)	90	41	49	—	—
Operating lease (2)	1,597	350	830	417	—

Total	$12,377	$2,307	$5,234	$4,836	$—

(1)	This lease is for office space located at One Landmark Square, Suite 424, Stamford, Connecticut 06901.
(2)	This lease is for the new location of our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

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

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, “Share-Based Payment,” which amended the provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” FASB Statement No. 123R requires public companies to recognize as an expense the fair value of stock-based payment arrangements at the date of grant, including stock options and employee stock purchase plans. The statement eliminates proforma accounting for share-based payments using the intrinsic value method previously allowed under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective October 1, 2005, we adopted the fair value recognition of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the year ended September 30, 2006 have been recognized in our financial statements.

In November, 2005, the FASB issued FASB Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1 and 124-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debit and Equity

Securities.” We currently account for investments held in publicly traded mutual funds as trading securities under FASB Statement No. 115. Accordingly, any unrealized gains and losses on the investments are recognized currently in operations, and impairment is therefore not an issue.

In February, 2006, the FASB issued FASB Staff Position FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 has not had an impact on the Company’s financial position or results of operations.

In July, 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 provides guidance on the threshold for recognizing the financial statement effects of a tax position. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial statements or results of operations.

In September, 2006, staff from the SEC issued Staff Accounting Bulletin 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires quantification of financial statement errors based on a “roll-over approach” based on the amount of the error originating in the current year income statement as well as an “iron curtain approach” based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. If the misstatement to the current year under either approach is material, a company is required to restate its financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the standard to have a material effect on our financial statements or results of operations.

In September, 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. As we do not have defined benefit pensions or other postretirement plans, FAS 158 will have no impact on our financial statements or results of operations.

In October, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material effect on our financial statements or results of operations.

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbors for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about, among other things, assets under management, our anticipated financial performance, business prospects, new developments and similar matters, and statements preceded by, followed by or including the words “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “would,” “believe,” “estimate,” “predict,” “project,” “continue,” “seek” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risks Relating to Our Business” and elsewhere in this report that could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements.

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

We derive all of our operating revenues from management and shareholder service fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, could reduce the net assets of our mutual funds and consequently reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets could result in investors withdrawing their investments from our mutual funds or decreasing their rate of investment, either of which would likely adversely affect our revenues.

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

If one or more of these risks occur, we may be unable to successfully complete an acquisition of a management agreement, we may experience an impairment of management agreement valuations and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, financial condition and results of operations.

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

We derive a significant portion of our sales through individual investors and investment advisors who utilize mutual fund supermarkets. Mutual fund supermarkets provide services to their customers, but instead of charging their customers for these services, they charge us and our mutual funds. Fees paid to mutual fund supermarkets have increased and there may be further increases in the future. Higher payments to mutual fund supermarkets by us or our mutual funds could increase our expenses or reduce our revenues by decreasing our assets under management, either of which could slow our growth.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2005 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2005 and 2006, and the results of their operations and their cash flows for each of the two years ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Stonefield Josephson, Inc.

San Francisco, California

October 27, 2006

Hennessy Advisors, Inc.

Balance Sheets

	September 30,
	2006	2005
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$10,360	$6,291
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	1,408	1,218
Prepaid expenses	232	221
Deferred income tax asset	259	—
Other current assets	16	102

Total current assets	12,280	7,837

Property and equipment, net of accumulated depreciation of $106 and $41	383	125
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $673 and $135	943	1,481
Deferred income tax asset	—	145
Other assets	95	113

Total assets	$33,107	$29,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,248	$1,818
Current portion of long-term debt	2,091	2,091

Total current liabilities	4,339	3,909

Long-term debt	8,599	10,690
Deferred income tax liability	1,219	829

Total liabilities	14,157	15,428

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
3,772,205 shares issued and outstanding at September 30, 2006 and 3,690,320 at September 30, 2005	7,551	6,951
Additional paid-in capital	652	45
Retained earnings	10,747	6,683

Total stockholders’ equity	18,950	13,679

Total liabilities and stockholders’ equity	$33,107	$29,107

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

	Years Ended September 30,
	2006	2005
	(In thousands, except share and per share amounts)
Revenue
Investment advisory fees	$14,975	$10,600
Shareholder service fees	1,937	1,280
Other	22	117

Total revenue	16,934	11,997

Operating expenses
Compensation and benefits	3,309	2,484
General and administrative	1,656	939
Mutual fund distribution	3,383	2,222
Amortization and depreciation	634	179

Total operating expenses	8,982	5,824
Operating income	7,952	6,173

Interest expense	902	497
Other (income) expense	(282)	444

Income before income tax expense	7,332	5,232

Income tax expense	2,929	2,093

Net income	$4,403	$3,139

Earnings per share:
Basic	$1.18	$0.85

Diluted	$1.10	$0.80

Weighted average shares outstanding:
Basic	3,738,327	3,684,375

Diluted	4,007,956	3,921,825

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2006 and 2005

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2004	3,679,070	$6,881	$37	$3,790	$10,708
Net income for the year ended September 30, 2005	—	—	—	3,139	3,139
Dividends paid	—	—	—	(246)	(246)
Employee stock options exercised	11,250	70	—	—	70
Tax benefit of employee stock sales	—	—	8	—	8

Balance as of September 30, 2005	3,690,320	$6,951	$45	$6,683	$13,679
Net income for the year ended September 30, 2006	—	—	—	4,403	4,403
Dividends paid	—	—	—	(318)	(318)
Employee and director stock options exercised	79,925	568	—	—	568
Employee restricted stock vested	3,750	61	(61)	—	—
Repurchase of vested employee restricted stock for tax withholding	(1,755)	(29)	—	(21)	(50)
Deferred restricted stock unit compensation	—	—	196	—	196
Short swing return of profit	—	—	7	—	7
Tax benefit of employee stock sales	—	—	465	—	465
Adjustment for fractional shares paid in cash	(35)	—	—	—	—

Balance as of September 30, 2006	3,772,205	$7,551	$652	$10,747	$18,950

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Years Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$4,403	$3,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	179
Loss on asset disposal	32	—
Deferred income taxes	275	359
Tax benefit from exercise of employee and director stock options	465	8
Restricted stock units vested	(50)	—
Deferred restricted stock unit compensation	196	—

(Increase) decrease in operating assets:
Investment fee income receivable	(190)	(387)
Prepaid expenses	(11)	(156)
Other current assets	86	(77)
Other assets	3	(23)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	430	401
Income taxes payable	—	(1)

Net cash provided by operating activities	6,273	3,442

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(370)	(68)
Payments related to acquisition of management contracts	—	(6,879)

Net cash used in investing activities	(370)	(6,947)

Cash flows used in financing activities:
Proceeds from long-term debt	—	6,733
Principal payments on long-term debt	(2,091)	(1,289)
Payment of loan acquisition costs	—	(40)
Proceeds from exercise of employee and director stock options	568	70
Proceeds from short swing return of profit	7	—
Dividend payment	(318)	(246)

Net cash provided by (used in) financing activities	(1,834)	5,228

Net increase in cash and cash equivalents	4,069	1,723
Cash and cash equivalents at the beginning of the year	6,291	4,568

Cash and cash equivalents at the end of the year	$10,360	$6,291

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$2,158	$1,757

Interest	$901	$467

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Year Ended September 30, 2006

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

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

On March 11, 2004, Hennessy Advisors, Inc. completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. (“Lindner”), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner’s mutual funds were merged into four of the five Hennessy Funds. The purchase price was equal to 2.625% of those assets valued by the Lindner Funds custodian at closing. The transaction was funded through a credit facility provided by US Bank, St. Louis, Missouri. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate which may change from time to time (6.0% effective May 3, 2005). The final installment of the then outstanding principal and interest was due March 10, 2009.

On July 1, 2005, we completed the acquisition of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement is being amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2006, we had $10.7 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (8.25% as of June 29, 2006). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years.

(f)	Fair Value of Financial Instruments

FASB Statement No. 107 requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2006. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

The Company’s effective tax rate of 40.0% for both fiscal years ended September 30, 2006 and 2005, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

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

As the exercise price of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the fiscal year ended September 30, 2006 and 178,500 options were granted during the fiscal year ended September 30, 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended, to options granted under the stock option plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

As previously required under FASB Statement No. 123 and FASB Statement No. 148, “Accounting for Stock-based Compensation-Transition and Disclosure”, the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

The value of options granted in the fiscal year ended September 30, 2005 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, 0.96% dividends and a volatility factor of 27.18%:

For the year ended September 30, 2005	Net Income	Basic EPS	Diluted EPS
Net income	$3,139,334	$0.85	$0.80
Fair value of stock options - net of tax	521,220	0.14	0.13

Proforma net income	$2,618,114	$0.71	$0.67

The Company continues to account for stock options granted prior to October 1, 2005 under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the year ended September 30, 2006 have been recognized in our financial statements.

The Company has reserved up to 943,051 options for shares of the Company’s common stock, in accordance with terms of the Plan. An aggregate of 550,875 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2006. These options were fully vested at the date of grant, and have a weighted average exercise price of $6.93 per share. Through September 30, 2006, employees exercised a total of 79,925 options, leaving 470,950 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal year ended September 30, 2006:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 9/30/2005	550,875	$6.93	7.56 years	$5,704,774
Granted	—	—
Exercised	(79,925)	$7.11
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2006	470,950	$6.90	6.84 years	$8,521,855

Vested and/or expected to vest at 9/30/2006	470,950	$6.90	6.84 years	$8,521,855

Exercisable at 9/30/2006	470,950	$6.90	6.84 years	$8,521,855

During the year ended September 30, 2006, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the year ended September 30, 2006 was as follows:

	Restricted Stock Unit Activity Year Ended September 30, 2006
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at
September 30, 2005	—	—
Granted	45,750	$18.58
Vested	(10,826)	$18.09
Forfeited	—	—

Non-vested Balance at September 30, 2006	34,924	$18.73

Restricted Stock Unit Compensation Year Ended September 30, 2006
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$850
Compensation Expense recognized as of September 30, 2006	(196)

Unrecognized compensation expense related to RSU’s at September 30, 2006	$654

As of September 30, 2006, there was $0.7 million of total RSU compensation expense related to non-vested awards not yet recognized which is expected to be recognized over a weighted-average vesting period of 3.3 years.

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

(3)	Property and Equipment

Property and equipment were comprised of the following at the periods ended:

	September 30,
	2006	2005
Leasehold improvements	$128,207	$48,360
Furniture and fixtures	133,036	22,480
Equipment	169,014	77,291
IT Infrastructure	46,538	—
Software	12,819	18,137

	489,614	166,268

Less: accumulated depreciation	106,295	41,263

	$383,319	$125,005

(4)	Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (8.25% effective June 29, 2006) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of the last installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 8.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and is interest is due September 30, 2010. The note maturity schedule is as follows:

Year ended September 30:
2007	$2,090,516
2008	$2,090,516
2009	$2,090,516
2010	$4,418,180

Total	$10,689,728

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months. Amortization expense during the fiscal year ended September 30, 2006 was $15,992. Future amortization expense over the next four years is as follows:

Year ended September 30:
2007	$15,992
2008	$15,992
2009	$15,992
2010	$17,323

Total	$65,299

(5)	Income Taxes

The provision for income taxes is comprised of the following for the years ended September 30, 2006 and 2005:

	2006	2005
Current:
Federal	$2,077,200	$1,352,500
State	576,500	381,500

	2,653,700	1,734,000

Deferred:
Federal	225,600	304,000
State	49,800	54,800

	275,400	358,800

	$2,929,100	$2,092,800

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2006	2005
Tax provision at statutory rate	$2,493,000	$1,778,900
State taxes, net of federal tax benefit	427,800	305,300
Permanent differences	8,300	8,500
Other, net	—	100

Income tax provision	$2,929,100	$2,092,800

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2006 and 2005 are presented below:

	2006	2005
Current deferred tax assets:
Accrued compensation	$62,000	$15,400
State taxes	197,300	129,700

Total deferred tax assets	259,300	145,100

Noncurrent deferred tax liabilities:
Property and equipment	(7,200)	(1,200)
Management contracts	(1,211,600)	(828,000)

Total deferred tax liabilities	(1,218,800)	(829,200)

Net deferred tax liabilities	$(959,500)	$(684,100)

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 2006 and 2005, as follows:

	2006	2005
Current assets	$259,300	$145,100
Noncurrent assets	—	—
Current liabilities	—	—
Noncurrent liabilities	(1,218,800)	(829,200)

Net deferred tax liabilities	$(959,500)	$(684,100)

(6)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2006	2005
Weighted Average common stock outstanding	3,738,327	3,684,375
Common stock equivalents - stock options and RSU’s	269,629	237,450

	4,007,956	3,921,825

On January 26, 2006, our Board of Directors declared a three-for-two stock split, which was implemented on March 7, 2006 for shareholders of record as of February 14, 2006. All disclosures in this report relating to shares of common stock, stock options, RSU’s and per share data have been adjusted to reflect this stock split.

There were no common stock equivalents excluded from the earnings per share calculations for the years ended September 30, 2005 and 2006 as none of them were anti-dilutive.

(7)	Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation.

(8)	Commitments

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires September 30, 2010 with one five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2006 is $370,656 per year in the base year of 2006 with a three percent increase each year for the ten year option period.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable operating lease at One Landmark Square, Suite 424, in Stamford Connecticut. The lease expires September 30, 2008. The minimum future rental commitment under this lease as of September 30, 2006 is $46,522 in year two and $47,922 in year three.

The annual minimum future rental commitments under these leases as of September 30, 2006 and for future fiscal years ending September 30, 2011 are as follows:

Fiscal Year	$Amount
	Novato Lease	Stamford Lease
2007	381,776	46,522
2008	393,229	47,922
2009	405,026	—
2010	417,177	—
2011	429,692	—

Total	$2,026,900	$94,444

(9)	Concentration of Credit Risk

The Company maintains its cash accounts with two commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $174,000. In addition, total cash and cash equivalents include $9,998,350 held in the First American Prime Obligations Fund which is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(10)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB)issued FASB Statement No. 123R “Share-Based Payment”, which amended the provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” FASB Statement No. 123R requires public companies to recognize as an expense the fair value of stock-based payment arrangements at the date of grant, including stock options and employee stock purchase plans. The statement eliminates proforma accounting for share-based payments using the intrinsic value method previously allowed under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective October 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Retrospective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the fiscal year ended September 30, 2006 have been recognized in our financial statements.

During the first fiscal year that stock options were granted (year ended September 30, 2002) and through the fiscal year ended September 30, 2005, we did not record any compensation expense for stock option grants, as allowed by the intrinsic value recognition and measurement principles of APB Opinion No. 25. Proforma effects on net income and earnings per common share have been estimated and reported using the Black-Scholes option pricing model, as displayed in note #1, part (g) above.

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

In June 2005, the Emerging Issues Task Force (EITF) reached consensus on two issues relating to the provisions of FASB Statement No. 13 “Accounting for Leases” (“FASB 13”). The first issue concerned the amortization period for leasehold improvements acquired in a business combination. The second issue concerned the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The EITF concluded that leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of FASB 13) at the date of acquisition. The EITF further concluded that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of FASB 13) at the date the leasehold improvements are purchased. At its June 29, 2005 meeting, the FASB ratified the consensus reached by EITF on these issues. As of the fiscal year ended September 30, 2006, we have not acquired any leasehold improvements in a business combination. Leasehold improvements purchased by Hennessy Advisors, Inc. have been contemplated at the time operating leases were signed, and the improvements have been amortized over the term of the lease, which included required lease periods and renewals deemed to be reasonably assured, as defined in paragraph 5 of FASB 13. We do not believe there will be any material impact on our financial position or results of operations as a consequence of implementation of EITF 05-06.

In November, 2005, the FASB issued FASB Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1 and 124-1), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debit and Equity Securities.” We currently account for investments held in publicly traded mutual funds as trading securities under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, any unrealized gains and losses on the investments are recognized currently in operations, and impairment is therefore not an issue.

In February, 2006, the FASB issued FASB Staff Position FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123R. The adoption of FSP FAS 123R-4 has not had an impact on the Company’s financial position or results of operations.

In July, 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 provides guidance on the threshold for recognizing the financial statement effects of a tax position. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial statements or results of operations.

In September, 2006, staff from the SEC issued Staff Accounting Bulletin 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires quantification of financial statement errors based on a “roll-over approach” based on the amount of the error originating in the current year income statement as well as an “iron curtain approach” based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. If the misstatement to the current year under either approach is material, a company is required to restate its financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the standard to have a material effect on our financial statements or results of operations.

In September, 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. As we do not have defined benefit pensions or other postretirement plans, FAS 158 will have no impact on our financial statements or results of operations.

In October, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities. FAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a material effect on our financial statements or results of operations.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Incorporated by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

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

Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

Hennessy Advisors, Inc.

7250 Redwood Blvd., Suite #200

Novato, CA 94945

Attention: Teresa Nilsen

ITEM 10. EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors of the Company for the fiscal years ending September 30, 2006, 2005 and 2004, is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information about the number and percentage of outstanding shares of Common Stock owned by (i) each person known to Hennessy Advisors, Inc. to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group, is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has adopted an Option Plan (the “Plan”) providing for the issuance of up to 943,051 options for shares of the Company’s common stock. An aggregate of 590,251 options for the Company’s common stock and 45,750 RSU’s have been granted as of September 30, 2006, to certain employees, executive officers, and directors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $6.90 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2006, employees had exercised 111,426 options, 7,875 options were forfeited, and 3,750 RSU’s were vested with common stock issued. There were 470,950 options fully vested and exercisable and 42,000 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2006. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	512,950	$6.34	430,101
Equity compensation plans not approved by security holders	0	0	0
Total	512,950	$6.34	430,101

(1)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 943,051 shares, as of the fiscal year ended September 30, 2006.

(2)	The number of securities to be issued includes 42,000 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

ITEM 13. EXHIBITS

Exhibits
2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (6)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (6)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (6)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (6)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (6)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Restricted Stock Unit Award Agreement for officers (2) (7)

10.14	Restricted Stock Unit Agreement for Directors (2) (7)

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2004.
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.
(6)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).
(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.

    (Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 8, 2006
Neil J. Hennessy Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

By:	/s/ Teresa M. Nilsen	Dated: December 8, 2006
Teresa M. Nilsen Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated: December 8, 2006
Daniel B. Steadman Executive Vice President and Director

By:	/s/ Kathryn R. Walwyn	Dated: December 8, 2006
Kathryn R. Walwyn Controller

By:	/s/ Charles W. Bennett	Dated: December 8, 2006
Charles W. Bennett Director

By:	/s/ Daniel G. Libarle	Dated: December 8, 2006
Daniel G. Libarle Director

By:	/s/ Thomas L. Seavey	Dated: December 8, 2006
Thomas L. Seavey Director

By:	/s/ Henry Hansel	Dated: December 8, 2006
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Dated: December 8, 2006
Brian A. Hennessy Director

By:	/s/ Rodger Offenbach	Dated: December 8, 2006
Rodger Offenbach Director