Form 10-Q
period 2006-12-31
HENNESSY ADVISORS INC
filed 2007-01-25
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Blvd., Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip Code)

(415) 899-1555

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 10, 2007 there were 3,775,343 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,632	$10,360
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	1,464	1,408
Prepaid expenses	131	232
Deferred income tax asset	263	259
Other current assets	75	16

Total current assets	$12,570	$12,280

Property and equipment, net of accumulated depreciation of $131 and $106	$364	$383
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $808 and $673	808	943
Other assets	106	95

Total assets	$33,254	$33,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,024	$2,248
Income taxes payable	589	—
Current portion of deferred rent	10	—
Current portion of long-term debt	2,091	2,091

Total current liabilities	$3,714	$4,339

Long-term debt	$8,077	$8,599
Long-term portion of deferred rent	17	—
Deferred income tax liability	1,306	1,219

Total liabilities	$13,114	$14,157

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	$—	$—
Common stock, no par value, 15,000,000 shares authorized:
3,775,343 shares issued and outstanding at December 31, 2006 and 3,772,205 at September 30, 2006	7,602	7,551
Additional paid-in capital	661	652
Retained earnings	11,877	10,747

Total stockholders’ equity	$20,140	$18,950

Total liabilities and stockholders’ equity	$33,254	$33,107

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(Unaudited)

	Three Months Ended December 31,
	2006	2005
	(In thousands, except share and per share amounts)
Revenue
Investment advisory fees	$3,884	$3,257
Shareholder service fees	498	422
Other	5	4

Total revenue	4,387	3,683

Operating expenses
Compensation and benefits	894	663
General and administrative	472	432
Mutual fund distribution	867	741
Amortization and depreciation	163	151

Total operating expenses	2,396	1,987
Operating income	1,991	1,696

Interest expense	219	222
Other income	(117)	(18)

Income before income tax expense	1,889	1,492

Income tax expense	754	597

Net income	$1,135	$895

Earnings per share:
Basic	$0.30	$0.24

Diluted	$0.29	$0.23

Weighted average shares outstanding:
Basic	3,751,664	3,696,944

Diluted	3,957,044	3,873,741

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2006

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2006	3,772,205	$7,551	$652	$10,747	$18,950

Net income for three months ended December 31, 2006	—	—	—	1,135	1,135

Employee restricted stock vested	3,750	61	(61)	—	—

Repurchase of vested employee restricted stock for tax withholding	(612)	(10)	—	(5)	(15)

Employee restricted stock compensation	—	—	59	—	59

Tax benefit of restricted stock vesting	—	—	11	—	11

Balance as of December 31, 2006	3,775,343	$7,602	$661	$11,877	$20,140

See accompanying notes to condensed financial statements.

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$1,135	$895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	151
Loss on asset disposal	—	33
Deferred income taxes	83	92
Tax benefit exercised of employee and director stock options	—	130
Tax benefit from vesting of restricted stock units	11	—
Restricted stock units vested	(15)	—
Deferred restricted stock unit compensation	59	15

(Increase) decrease in operating assets:
Investment fee income receivable	(56)	(69)
Prepaid expenses	101	104
Other current assets	(59)	56
Other assets	(15)	(22)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,224)	(993)
Income taxes payable	589	276
Current portion of deferred rent	10	—
Long-term portion of deferred rent	17	—

Net cash provided by operating activities	799	668

Cash flows used in investing activities:
Purchases of property and equipment	(5)	(202)

Net cash used in investing activities	(5)	(202)

Cash flows provided by (used in) financing activities:
Principal payments on long-term debt	(522)	(523)
Proceeds from exercise of employee and director stock options	—	144

Net cash used in financing activities	(522)	(379)

Net increase in cash and cash equivalents	272	87

Cash and cash equivalents at the beginning of the period	10,360	6,291

Cash and cash equivalents at the end of the period	$10,632	$6,378

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$—	$—

Interest	$219	$218

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended December 31, 2006, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2007. For additional information, refer to the financial statements for the fiscal year ended September 30, 2006, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 8, 2006.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the “Hennessy Funds”). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund.

(2) Management Contracts

As of December 31, 2006, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for the Hennessy Cornerstone Growth Fund-Series II.

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

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors has, from time to time, had contractural obligations to waive all or part of its management fees for the Funds it manages, but such agreements are now expired. Hennessy Advisors may still choose to voluntarily waive part of its management fees in order to maintain competitive expense ratios for its funds.

(3) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (currently 8.25%, in effect since June 29, 2006) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 8.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(4) Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund - Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund - Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund, are charged at an annual rate of 0.1% of average daily net assets.

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

The Company’s effective tax rate for the three months ended December 31, 2006, was 40.0%, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(6) Earnings per Share

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

(7) Stock-Based Compensation

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

As the exercise prices of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the three month periods ended December 31, 2006 and 2005.

During the three months ended December 31, 2006, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s

2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the three months ended December 31, 2006 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2006
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date

Non-vested Balance at September 30, 2006	34,924	$18.73

Granted	11,950	24.81

Vested	(3,311)	19.23

Forfeited	—	—

Non-vested Balance at December 31, 2006	43,563	$20.48

Restricted Stock Unit Compensation as of December 31, 2006
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$1,146
Compensation Expense recognized as of December 31, 2006	(254)

Unrecognized compensation expense related to RSU’s at December 31, 2006	$892

As of December 31, 2006, there was $0.9 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.3 years.

(8) Commitments and Contingencies

The Company’s headquarters is located in lease office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires October 31, 2010 with one five-year extension available thereafter.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable lease at One Landmark Square, Suite 424, in Stamford, Connecticut. The lease expires September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $2.03 billion as of December 31, 2006.

The assets we manage in total have grown since December 31, 2005 as a result of fund inflows and market appreciation. However, there have been fluctuations in the last three quarters due to increasing redemptions and market depreciation. The following table illustrates the changes in assets under management since December 31, 2005 through December 31, 2006:

	Assets Under Management At Each Quarter End, December 31, 2005 through December 31, 2006
	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006
	(In Thousands)
Beginning assets under management	$1,807,472	$1,831,993	$2,249,995	$2,182,580	$2,056,253
Organic inflows	122,446	262,441	268,615	165,112	102,584
Redemptions	(120,497)	(116,171)	(173,620)	(196,412)	(296,568)
Market appreciation (depreciation)	22,572	271,732	(162,410)	(95,027)	170,467

Ending assets under management	$1,831,993	$2,249,995	$2,182,580	$2,056,253	$2,032,736

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of December 31, 2006, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of December 31, 2006, this liability, including the current portion of long-term debt, had a balance of $10.2 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,884	88.5%	$3,257	88.4%
Shareholder service fees	498	11.4	422	11.5
Other	5	0.1	4	0.1

Total revenue	4,387	100.0	3,683	100.0

Operating expenses:
Compensation and benefits	894	20.4	663	18.0
General and administrative	472	10.9	432	11.8
Mutual fund distribution	867	19.8	741	20.1
Amortization and depreciation	163	3.5	151	4.1

Total operating expenses	2,396	54.6	1,987	54.0

Operating income	1,991	45.4	1,696	46.0

Interest expense	219	5.0	222	6.0
Other income	(117)	(2.7)	(18)	(0.5)

Income before income tax expense	1,889	43.1	1,492	40.5

Income tax expense	754	17.2	597	16.2

Net income	$1,135	25.9%	$895	24.3%

Revenues: Total revenue increased by $0.7 million or 19.1%, in the three months ended December 31, 2006, from $3.7 million in the prior comparable period, primarily due to fees earned from increased assets under management. Investment management fees increased by $0.6 million, or 19.3%, in the three months ended December 31, 2006, from $3.3 million in the prior comparable period, and shareholder service fees increased by $0.8 million, or 18.0%, in the three months ended December 31, 2006 from $0.4 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds increased by $200.7 million, or 11.0%, as of December 31, 2006, from $1.832 billion as of the end of the prior comparable period. The $200.7 million increase in net mutual funds assets is attributable to cash inflows of $798.8 million and $184.7 million in market appreciation, partly offset by redemptions of $782.8 million. Redemptions as a percentage of assets under management increased from an average of 2.3% per month to 4.7% per month during the same period, mainly due to increasing redemptions.

Operating Expenses: Total operating expenses increased by $.04 million, or 20.6%, in the three months ended December 31, 2006, from $2.0 million in the prior comparable period. The increase resulted from increases in compensation and benefits, several components of general and administrative expense, increased mutual fund distribution costs, and increased amortization expense. As a percentage of total revenue, total operating expenses increased by 0.6% to 54.6% in the three months ended December 31, 2006, as compared to 54.0% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased by $0.2 million, or 34.8%, in the three months ended December 31, 2006, from $0.7 million in the prior comparable period. The increase resulted primarily due to increased bonus accruals, a function of increasing income. As a percentage of total revenue, compensation and benefits increased by 2.4% to 20.4% for the three months ended December 31, 2006, compared to 18.0% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.04 million, or 9.3%, in the three months ended December 31, 2006, from $0.4 million in the prior comparable period, primarily due to increases in office rental and business development. As a percentage of total revenue, general and administrative expense decreased by 0.9% to 10.9% in the three months ended December 31, 2006, from 11.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $0.1 million, or 17.0%, in the three months ended December 31, 2006, from $0.7 million in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 0.3% to 19.8% for the three months ended December 31, 2006, compared to 20.1% in the prior comparable period. The increased costs are due to increased assets through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Waterhouse.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.1 million, or 7.9%, in the three months ended December 31, 2006, from $0.2 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses decreased by 0.6% to 3.5% for the three months ended December 31, 2006, compared to 4.1% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.3 million from the prior comparable period due to a lower principal balance in the current period as the loan is paid down monthly. As a percentage of total revenue, interest expense decreased by 1.0% to 5.0% for the three months ended December 31, 2006, compared to 6.0% in the prior comparable period.

Other Income: Other income relates mainly to interest income earned on cash and investments in marketable securities.

Income Taxes: The provision for income taxes increased by $0.2 million, or 26.2%, in the three months ended December 31, 2006, from $0.6 million in the prior comparable period.

Net Income: Net income increased by $0.2 million, or 26.8%, in the three months ended December 31, 2006, compared to $0.9 million in the prior comparable period, as a result of the factors discussed above.

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

Effective October 1, 2005, we adopted the fair value recognition of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the three-months ended December 31, 2006 and 2005 have been recognized in our financial statements.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2006 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2006 were $2.033 billion, which was a decrease of $23.5 million, or 1.1%, from September 30, 2006. Property and equipment, management agreements, and non-compete agreement acquired totaled $20.6 million as of December 31, 2006. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2006, we had cash and cash equivalents of $10.6 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund - Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $10.2 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate as set by U.S. Bank National Association from time to time (currently 8.25%, in effect since June 29, 2006). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive all of our operating revenues from management and shareholder service fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, could reduce the net assets of our mutual funds and consequently reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets could result in investors withdrawing their investments from our mutual funds or decreasing their rate of investment, either of which would likely adversely affect our revenues. Risk factors are described in more detail under the heading “Risk Relating to Our Business” in the Company’s Annual Report, filed on Form 10-KSB with the U.S. Securities and Exchange Commission on December 8, 2006.

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

There were no reportable events for items 1 through 5.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (5)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (5)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (5)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (5)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (5)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (4)

10.13	Restricted Stock Unit Award Agreement for officers (2) (6)

10.14	Restricted Stock Unit Agreement for Directors (2) (6)

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: January 25, 2007	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (5)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (5)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (5)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (5)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (5)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (4)

10.13	Restricted Stock Unit Award Agreement for officers (2) (6)

10.14	Restricted Stock Unit Agreement for Directors (2) (6)

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872).
(4)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.
(5)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).
(6)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.