Form 10-Q
period 2007-03-31
HENNESSY ADVISORS INC
filed 2007-04-27
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes  ☐    No  ☒

As of April 16, 2007 there were 5,701,415 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC. INDEX

Hennessy Advisors, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2007	September 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,205	$10,360
Investments in marketable securities, at fair value	6	5
Investment fee income receivable	1,324	1,408
Prepaid expenses	135	232
Deferred income tax asset	258	259
Other current assets	30	16

Total current assets	12,958	12,280

Property and equipment, net of accumulated depreciation of $142 and $106	346	383
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $943 and $673	673	943
Other assets	97	95

Total assets	$33,480	$33,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,374	$2,248
Income taxes payable	125	—
Current portion of deferred rent	7	—
Current portion of long-term debt	2,091	2,091

Total current liabilities	3,597	4,339

Long-term debt	7,554	8,599
Long-term portion of deferred rent	23	—
Deferred income tax liability	1,251	1,219

Total liabilities	12,425	14,157

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
5,701,415 shares issued and outstanding at March 31, 2007 and 5,658,308 at September 30, 2006	7,903	7,551
Additional paid-in capital	738	652
Retained earnings	12,414	10,747

Total stockholders’ equity	21,055	18,950

Total liabilities and stockholders’ equity	$33,480	$33,107

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Condensed Statements of Income

Three and Six Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Revenue
Investment advisory fees	$3,514	$3,698	$7,398	$6,955
Shareholder service fees	448	478	946	900
Other	6	5	11	9

Total revenue	3,968	4,181	8,355	7,864
Operating expenses
Compensation and benefits	876	808	1,770	1,471
General and administrative	428	413	900	845
Mutual fund distribution	769	831	1,636	1,572
Amortization and depreciation	163	158	326	309

Total operating expenses	2,236	2,210	4,632	4,197

Operating income	1,732	1,971	3,723	3,667
Interest expense	185	222	404	444
Other income	(118)	(68)	(235)	(86)

Income before income tax expense	1,665	1,817	3,554	3,309
Income tax expense	670	726	1,424	1,323

Net income	$995	$1,091	$2,130	$1,986

Earnings per share:
Basic	$0.18	$0.19	$0.38	$0.36

Diluted	$0.17	$0.18	$0.36	$0.34

Weighted average shares outstanding:
Basic	5,649,823	5,596,572	5,621,763	5,570,708

Diluted	6,019,956	5,927,174	5,962,250	5,864,565

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Condensed Statement of Changes in Stockholders’ Equity

Six Months Ended March 31, 2007

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2006	5,658,308	$7,551	$652	$10,747	$18,950
Net income for six months ended March 31, 2007	—	—	—	2,130	2,130
Dividends paid	—	—	—	(456)	(456)
Employee and director stock options exercised	29,500	183	—	—	183
Employee and director restricted stock vested	14,625	179	(179)	—	—
Repurchase of vested employee restricted stock for tax withholding	(918)	(10)	—	(5)	(15)
Employee restricted stock compensation	—	—	149	—	149
Tax benefit of RSU vesting and stock option exercises	—	—	116	—	116
Adjustment for fractional shares paid in cash	(100)	—	—	(2)	(2)

Balance as of March 31, 2007	5,701,415	$7,903	$738	$12,414	$21,055

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$2,130	$1,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	309
Loss on asset disposal	—	33
Deferred income taxes	33	121
Tax benefit from options exercised and restricted stock vested	116	267
Tax benefit from restricted stock unit compensation	—	78
Restricted stock units vested	(15)	—
Deferred restricted stock unit compensation	149	—
Unrealized gain on marketable securities	(1)	—
Deferred rent	30	—
(Increase) decrease in operating assets:
Investment fee income receivable	84	(304)
Prepaid expenses	97	117
Other current assets	(14)	87
Other assets	(10)	(9)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(874)	(588)
Income taxes payable	125	65

Net cash provided by operating activities	2,176	2,162

Cash flows used in investing activities:
Purchases of property and equipment	(11)	(236)

Net cash used in investing activities	(11)	(236)

Cash flows used in financing activities:
Principal payments on long-term debt	(1,045)	(1,045)
Proceeds from exercise of employee and director stock options	183	396
Dividend payment	(456)	(318)
Cash paid for fractional shares	(2)	—

Net cash used in financing activities	(1,320)	(967)

Net increase in cash and cash equivalents	845	959
Cash and cash equivalents at the beginning of the period	10,360	6,291

Cash and cash equivalents at the end of the period	$11,205	$7,250

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,080	$770

Interest	$426	$440

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended March 31, 2007, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2007. For additional information, refer to the financial statements for the fiscal year ended September 30, 2006, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 8, 2006.

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

As of March 31, 2007, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for the Hennessy Cornerstone Growth Fund-Series II.

The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust, at their meeting on March 6, 2007 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fullfilment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors has, from time to time, had contractural obligations to waive all or part of its management fees for the Funds it manages, but such agreements are now expired. Hennessy Advisors may still choose to voluntarily waive part of its management fees in order to maintain competetive expense ratios for its funds.

(3)	Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. The prime rate may change from time to time (currently 8.25%, in effect since June 29, 2006) and the loan is secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 8.25%), less one percent (effectively 7.25%) per a loan amendment dated February 1, 2007. The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(4)	Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund- Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund, are charged at an annual rate of 0.1% of average daily net assets.

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

The Company’s effective tax rate for the three and six months ended March 31, 2007, was 40.3% and 40.1%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(6)	Earnings per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

On January 25, 2007, our Board of Directors declared a three-for-two stock split which was implemented on March 7, 2007 for shareholders of record as of February 14, 2007. All disclosures in this report relating to shares of common stock, stock options, restricted share units and per share data have been adjusted to reflect this stock split.

On March 7, 2007, we paid a cash dividend of $0.08 per share (post-split) for shareholders of record as of February 14, 2007.

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

As the exercise prices of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the three and six month periods ended March 31, 2007 and 2006.

During the six months ended March 31, 2007, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a

Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the six months ended March 31, 2007 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2007
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2006	52,386	$12.49
Granted	44,925	$16.94
Vested	(11,313)	$13.58
Forfeited	—	—
Non-vested Balance at

March 31, 2007	85,998	$14.73

Restricted Stock Unit Compensation Six Months Ended March 31, 2007
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$1,611
Compensation Expense recognized as of March 31, 2007	(344)

Unrecognized compensation expense related to RSU’s at March 31, 2007	$1,267

As of March 31, 2007, there was $1.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.3 years.

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

As of March 31, 2007, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.90 billion as of March 31, 2007.

The assets we manage in total have decreased since March 31, 2006 as a result of increasing redemptions and market depreciation. The following table illustrates the changes in assets under management since March 31, 2006 through March 31, 2007:

	Assets Under Management At Each Quarter End, March 31, 2006 through March 31, 2007
	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007
	(In Thousands)
Beginning assets under management	$1,831,993	$2,249,995	$2,182,580	$2,056,253	$2,032,736
Organic inflows	262,441	268,615	165,112	102,584	84,162
Redemptions	(116,171)	(173,620)	(196,412)	(296,568)	(259,026)
Market appreciation (depreciation)	271,732	(162,410)	(95,027)	170,467	42,072

Ending assets under management	$2,249,995	$2,182,580	$2,056,253	$2,032,736	$1,899,944

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2007, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of March 31, 2007, this liability, including the current portion of long-term debt, had a balance of $9.6 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,514	88.6%	$3,698	88.4%
Shareholder service fees	448	11.3	478	11.4
Other	6	0.1	5	0.2

Total revenue	3,968	100.0	4,181	100.0

Operating expenses:
Compensation and benefits	876	22.1	808	19.3
General and administrative	428	10.8	413	9.9
Mutual fund distribution	769	19.4	831	19.9
Amortization and depreciation	163	4.1	158	3.8

Total operating expenses	2,236	56.4	2,210	52.9

Operating income	1,732	43.6	1,971	47.1
Interest expense	185	4.7	222	5.3
Other income	(118)	(3.0)	(68)	(1.6)

Income before income tax expense	1,665	41.9	1,817	43.4
Income tax expense	670	16.8	726	17.3

Net income	$995	25.1%	$1,091	26.1%

Revenues: Total revenue decreased by $0.2 million or 5.1%, in the three months ended March 31, 2007, from $4.2 million in the prior comparable period, primarily due to decreased average assets under management. Investment management fees decreased by $0.2 million, or 5.0%, in the three months ended March 31, 2007, from $3.7 million in the prior comparable period, and shareholder service fees decreased by $0.03 million, or 6.3%, in the three months ended March 31, 2007 from $0.5 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $350.1 million, or 15.6%, as of March 31, 2007, from $2.250 billion as of the end of the prior comparable period. The $350.1 million decrease in net mutual funds assets is attributable to redemptions of $925.6 million and market depreciation of $44.9 million, partly offset by organic inflows of $620.4 million. Redemptions as a percentage of assets under management increased from an average of 2.0% per month to 4.4% per month during the same period, mainly due to increasing redemptions.

Operating Expenses: Total operating expenses increased by $.03 million, or 1.2%, in the three months ended March 31, 2007, from $2.2 million in the prior comparable period. The increase resulted from increases in compensation and benefits, several components of general and administrative expense, and depreciation expense, partly offset by decreased mutual fund distribution expense. As a percentage of total revenue, total operating expenses increased by 3.5% to 56.4% in the three months ended March 31, 2007, as compared to 52.9% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased by $0.07 million, or 8.4%, in the three months ended March 31, 2007, from $0.8 million in the prior comparable period. The increase resulted primarily due to increased bonus accruals and increased RSU compensation expense due to new award grants in the current year. As a percentage of total revenue, compensation and benefits increased by 2.8% to 22.1% for the three months ended March 31, 2007, compared to 19.3% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.02 million, or 3.6%, in the three months ended March 31, 2007, from $0.4 million in the prior comparable period, primarily due to increases in business insurance and professional service expenses. As a percentage of total revenue, general and administrative expense increased by 0.9% to 10.8% in the three months ended March 31, 2007, from 9.9% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses decreased by $0.06 million, or 7.5%, in the three months ended March 31, 2007, from $0.8 million in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 0.5% to 19.4% for the three months ended March 31, 2007, compared to 19.9% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.05 million, or 3.2%, in the three months ended March 31, 2007, from $0.2 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses increased by 0.3% to 4.1% for the three months ended March 31, 2007, compared to 3.8% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.04 million from the prior comparable period due to a loan amendment decreasing the interest rate to prime less one percent effective February 1, 2007. Additionally, the principal balance has decreased $2.1 million since the prior period due to monthly payments. As a percentage of total revenue, interest expense decreased by 0.6% to 4.7% for the three months ended March 31, 2007, compared to 5.3% in the prior comparable period.

Other Income: Other income increased by $0.05 million from the prior comparable period due to a higher cash balance earning interest. As a percentage of total revenue, other income increased by 1.4% to 3.0% for the three months ended March 31, 2007, compared to 1.6% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.06 million, or 7.7%, in the three months ended March 31, 2007, from $0.7 million in the prior comparable period.

Net Income: Net income decreased by $0.1 million, or 8.8%, in the three months ended March 31, 2007, compared to $1.1 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2007 and 2006:

	Six Months Ended March 31,
	2007		2006
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$7,398	88.5%	$6,955	88.4%
Shareholder service fees	946	11.3	900	11.4
Other	11	0.2	9	0.2

Total revenue	8,355	100.0	7,864	100.0

Operating expenses:
Compensation and benefits	1,770	21.2	1,471	18.7
General and administrative	900	10.8	845	10.7
Mutual fund distribution	1,636	19.6	1,572	20.0
Amortization and depreciation	326	3.8	309	4.0

Total operating expenses	4,632	55.4	4,197	53.4

Operating income	3,723	44.6	3,667	46.6
Interest expense	404	4.8	444	5.6
Other income	(235)	(2.8)	(86)	(1.1)

Income before income tax expense	3,554	42.6	3,309	42.1
Income tax expense	1,424	17.1	1,323	16.9

Net income	$2,130	25.5%	$1,986	25.2%

Revenues: Total revenue increased by $0.5 million or 6.2%, in the six months ended March 31, 2007, from $7.9 million in the prior comparable period, primarily due to fees earned from increased average assets under management. Investment management fees increased by $0.4 million, or 6.4%, in the six months ended March 31, 2007, from $7.0 million in the prior comparable period, and shareholder service fees increased by $0.05 million, or 5.1%, in the six months ended March 31, 2007 from $0.9 million in the prior comparable period. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $350.1 million, or 15.6%, as of March 31, 2007, from $2.250 billion as of the end of the prior comparable period. The $350.1 million decrease in net mutual funds assets is attributable to redemptions of $925.6 million and market depreciation of $44.9 million, partly offset by organic inflows of $620.4 million. Redemptions as a percentage of assets under management increased from an average of 2.0% per month to 4.4% per month during the same period, mainly due to increasing redemptions.

Operating Expenses: Total operating expenses increased by $0.4 million, or 10.4%, in the six months ended March 31, 2007, from $4.2 million in the prior comparable period. The increase resulted from increases in compensation and benefits, several components of general and administrative expense, increased mutual fund distribution costs, and increased depreciation expense. As a percentage of total revenue, total operating expenses increased by 2.0% to 55.4% in the six months ended March 31, 2007, as compared to 53.4% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased by $0.3 million, or 20.3%, in the six months ended March 31, 2007, from $1.5 million in the prior comparable period. The increase is primarily due to increased bonus accruals, increased officer salaries and greater compensation expense related to restricted stock awards granted in the current period. As a percentage of total revenue, compensation and benefits increased by 2.5% to 21.2% for the six months ended March 31, 2007, compared to 18.7% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.06 million, or 6.5%, in the six months ended March 31, 2007, from $0.8 million in the prior comparable period, primarily due to increases in office rental and business insurance expenses. As a percentage of total revenue, general and administrative expense increased by 0.1% to 10.8% in the six months ended March 31, 2007, from 10.7% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses increased by $0.06 million, or 4.1%, in the six months ended March 31, 2007, from $1.6 million in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 0.4% to 19.6% for the six months ended March 31, 2007, compared to 20.0% in the prior comparable period. The increased costs are due to increased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.02 million, or 5.5%, in the six months ended March 31, 2007, from $0.3 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.2% to 3.8% for the six months ended March 31, 2007, compared to 4.0% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.04 million from the prior comparable period due to a loan amendment decreasing the interest rate to prime less one percent effective February 1, 2007. Additionally, the principal balance has decreased $2.1 million since the prior period due to monthly payments. As a percentage of total revenue, interest expense decreased by 0.8% to 4.8% for the six months ended March 31, 2007, compared to 5.6% in the prior comparable period.

Other Income: Other income increased by $0.1 million from the prior comparable period due to a higher cash balance earning interest. As a percentage of total revenue, other income increased by 1.7% to 2.8% for the six months ended March 31, 2007, compared to 1.1% in the prior comparable period.

Income Taxes: The provision for income taxes increased by $0.1 million, or 7.6%, in the six months ended March 31, 2007, from $1.3 million in the prior comparable period.

Net Income: Net income increased by $0.1 million, or 7.3%, in the six months ended March 31, 2007, compared to $2.0 million in the prior comparable period, as a result of the factors discussed above.

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

Effective October 1, 2005, we adopted the fair value recognition of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the three and six months ended March 31, 2007 and 2006 have been recognized in our financial statements.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply a complex hedge accounting provision. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 159 to have a material effect on our financial statements or results of operations.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2007 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2007 were $1.900 billion, which was a decrease of $156.3 million, or 7.6%, from September 30, 2006. Property and equipment, management agreements, and non-compete agreement acquired totaled $20.4 million as of March 31, 2007. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2007, we had cash and cash equivalents of $11.2 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund-Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $9.6 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 8.25%, in effect since June 29, 2006), less one percent (effectively 7.25%) per a loan amendment dated February 1, 2007. The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Part II. OTHER INFORMATION

There were no reportable events for items 1 through 3.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was conducted on Thursday, January 25, 2007.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2008. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld
Neil J. Hennessy	3,255,927	250
Teresa M. Nilsen	3,255,927	250
Daniel B. Steadman	3,255,927	250
Charles W. Bennett	3,255,927	250
Henry Hansel	3,255,927	250
Brian A. Hennessy	3,255,827	350
Rodger Offenbach	3,255,927	250
Daniel G. Libarle	3,255,927	250
Thomas L. Seavey	3,255,927	250

Item 5.	Other Information

(a)	On January 22, 2007 the Company issued additional restricted stock units (“RSU”) to officers and directors under its 2001 Omnibus Plan, as discussed in Note (7) above. The total expected compensation expense of $1.6 million consists of $0.5 million in officer compensation, $0.5 million in director compensation, and $0.6 million in employee compensation.

Officer	RSU award
Neil J. Hennessy	4,500
Teresa M. Nilsen	4,500
Daniel B. Steadman	4,500

Director	RSU award
Brian A. Hennessy	2,250
Henry Hansel	2,250
Rodger Offenbach	2,250
Daniel G. Libarle	2,250
Thomas L. Seavey	2,250
Charles W. Bennett	2,250

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (5)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (5)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (5)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (5)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (5)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (4)

10.13	Restricted Stock Unit Award Agreement for officers (2) (6)

10.14	Restricted Stock Unit Agreement for Directors (2) (6)

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: April 27, 2007	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (5)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (5)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (5)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (5)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (5)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (5)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (4)

10.13	Restricted Stock Unit Award Agreement for officers (2) (6)

10.14	Restricted Stock Unit Agreement for Directors (2) (6)

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872).

(4)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(5)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).

(6)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.