Form 10-Q
period 2007-06-30
HENNESSY ADVISORS INC
filed 2007-08-02
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 9, 2007 there were 5,701,415 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2007	September 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,474	$10,360
Investments in marketable securities, at fair value	6	5
Investment fee income receivable	1,306	1,408
Prepaid expenses	257	232
Deferred income tax asset	282	259
Other current assets	18	16

Total current assets	14,343	12,280

Property and equipment, net of accumulated depreciation of $167 and $106	340	383
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $1,077 and $673	539	943
Other assets	112	95

Total assets	$34,740	$33,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,756	$2,248
Current portion of deferred rent	4	—
Current portion of long-term debt	2,091	2,091

Total current liabilities	3,851	4,339

Long-term debt	7,031	8,599
Long-term portion of deferred rent	29	—
Deferred income tax liability	1,512	1,219

Total liabilities	12,423	14,157

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,701,415 shares issued and outstanding at June 30, 2007 and 5,658,308 at September 30, 2006	7,903	7,551
Additional paid-in capital	976	652
Retained earnings	13,438	10,747

Total stockholders’ equity	22,317	18,950

Total liabilities and stockholders’ equity	$34,740	$33,107

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Condensed Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2007	2006	2007	2006
Revenue
Investment advisory fees	$3,537	$4,157	$10,935	$11,112
Shareholder service fees	454	540	1,400	1,439
Other	—	5	11	15

Total revenue	3,991	4,702	12,346	12,566

Operating expenses
Compensation and benefits	880	928	2,650	2,399
General and administrative	439	364	1,339	1,209
Mutual fund distribution	754	934	2,390	2,506
Amortization and depreciation	164	162	490	471

Total operating expenses	2,237	2,388	6,869	6,585

Operating income	1,754	2,314	5,477	5,981

Interest expense	172	228	576	672
Other income	(138)	(88)	(373)	(174)

Income before income tax expense	1,720	2,174	5,274	5,483

Income tax expense	696	867	2,120	2,190

Net income	$1,024	$1,307	$3,154	$3,293

Earnings per share:
Basic	$0.18	$0.23	$0.56	$0.59

Diluted	$0.17	$0.22	$0.53	$0.55

Weighted average shares outstanding:
Basic	5,649,823	5,608,233	5,631,408	5,592,234

Diluted	5,959,184	5,936,456	5,952,636	5,941,445

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Condensed Statement of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2007

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance as of September 30, 2006	5,658,308	$7,551	$652	$10,747	$18,950
Net income for nine months ended June 30, 2007	—	—	—	3,154	3,154
Dividends paid	—	—	—	(456)	(456)
Employee and director stock options exercised	29,500	183	—	—	183
Employee and director restricted stock vested	14,625	179	(179)	—	—
Repurchase of vested employee restricted stock for tax withholding	(918)	(10)	—	(5)	(15)
Employee and director restricted stock compensation	—	—	245	—	245
Tax benefit of RSU vesting and stock option exercises	—	—	258	—	258
Adjustment for fractional shares paid in cash	(100)	—	—	(2)	(2)

Balance as of June 30, 2007	5,701,415	$7,903	$976	$13,438	$22,317

See accompanying notes to condensed financial statements.

Hennessy Advisors, Inc.

Condensed Statements of Cash Flows

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$3,154	$3,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	471
Loss on asset disposal	—	32
Deferred income taxes	270	220
Tax benefit from options exercised and restricted stock vested	258	346
Tax benefit from restricted stock unit compensation	—	105
Restricted stock units vested	(15)	—
Deferred restricted stock unit compensation	245	—
Unrealized gain on marketable securities	(1)	—
Deferred rent	33	—

(Increase) decrease in operating assets:
Investment fee income receivable	102	(231)
Prepaid expenses	(25)	73
Other current assets	(2)	81
Other assets	(30)	8
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(492)	(69)

Net cash provided by operating activities	3,987	4,329

Cash flows used in investing activities:
Purchases of property and equipment	(30)	(365)

Net cash used in investing activities	(30)	(365)

Cash flows used in financing activities:
Principal payments on long-term debt	(1,568)	(1,568)
Proceeds from exercise of employee and director stock options	183	516
Proceeds from short swing return of profit	—	5
Dividend payment	(456)	(318)
Cash paid for fractional shares	(2)	—

Net cash used in financing activities	(1,843)	(1,365)

Net increase in cash and cash equivalents	2,114	2,599

Cash and cash equivalents at the beginning of the period	10,360	6,291

Cash and cash equivalents at the end of the period	$12,474	$8,890

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,689	$1,540

Interest	$591	$670

See accompanying notes to condensed financial statements.

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed financial statements of Hennessy Advisors, Inc. (the “Company”) are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended June 30, 2007, are not necessarily indicative of results which may be expected for the fiscal year ending September 30, 2007. For additional information, refer to the financial statements for the fiscal year ended September 30, 2006, which are included in the Company’s annual report on Form 10-KSB, filed with the Securities and Exchange Commission on December 8, 2006.

The operating activities of the Company consist primarily of providing investment management services to nine open-end mutual funds (the “Hennessy Funds”). The Company serves as investment advisor of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund.

(2)	Management Contracts

As of June 30, 2007, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for the Hennessy Cornerstone Growth Fund-Series II.

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

(4)	Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund – Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%.

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund – Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund, are charged at an annual rate of 0.1% of average daily net assets.

Effective July 1, 2007, fees for shareholder support services provided to the Hennessy Balanced Fund and the Hennessy Total Return Fund will be charged at an annual rate of 0.1% of average daily net assets. The fees were approved by the Board of Directors of Hennessy Funds, Inc. on June 5, 2007.

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

The Company’s effective tax rate for the three and nine months ended June 30, 2007, was 40.5% and 40.2%, respectively, and differs from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

As the exercise prices of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the three and nine month periods ended June 30, 2007 and 2006.

During the nine months ended June 30, 2007, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the nine months ended June 30, 2007 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2007
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2006	52,386	$12.49
Granted	44,925	$16.94
Vested	(18,058)	$13.88
Forfeited	—	—

Non-vested Balance at June 30, 2007	79,253	$14.76

Restricted Stock Unit Compensation Nine Months Ended June 30, 2007
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$1,611
Compensation Expense recognized as of June 30, 2007	(441)

Unrecognized compensation expense related to RSU’s at June 30, 2007	$1,170

As of June 30, 2007, there was $1.2 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.0 years.

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

As of June 30, 2007, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.91 billion as of June 30, 2007.

The assets we manage in total have decreased since June 30, 2006 as a result of increasing redemptions and decreasing inflows. The following table illustrates the changes in assets under management from June 30, 2006 through June 30, 2007:

	Assets Under Management At Each Quarter End, June 30, 2006 through June 30, 2007
	6/30/2006	9/30/2006	12/31/2006	3/31/2007	6/30/2007
	(In Thousands)
Beginning assets under management	$2,249,995	$2,182,580	$2,056,253	$2,032,736	$1,899,944
Organic inflows	268,615	165,112	102,584	84,162	78,320
Redemptions	(173,620)	(196,412)	(296,568)	(259,026)	(200,095)
Market appreciation (depreciation)	(162,410)	(95,027)	170,467	42,072	135,701

Ending assets under management	$2,182,580	$2,056,253	$2,032,736	$1,899,944	$1,913,870

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2007, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of June 30, 2007, this liability, including the current portion of long-term debt, had a balance of $9.1 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,537	88.6%	$4,157	88.4%
Shareholder service fees	454	11.4	540	11.5
Other	—	—	5	0.1

Total revenue	3,991	100.0	4,702	100.0

Operating expenses:
Compensation and benefits	880	22.1	928	19.7
General and administrative	439	11.0	364	7.8
Mutual fund distribution	754	18.9	934	19.8
Amortization and depreciation	164	4.1	162	3.5

Total operating expenses	2,237	56.1	2,388	50.8

Operating income	1,754	43.9	2,314	49.2

Interest expense	172	4.3	228	4.8
Other income	(138)	(3.5)	(88)	(1.9)

Income before income tax expense	1,720	43.1	2,174	46.3
Income tax expense	696	17.4	867	18.5

Net income	$1,024	25.7%	$1,307	27.8%

Revenues: Total revenue decreased by $0.7 million or 15.1%, in the three months ended June 30, 2007, from $4.7 million in the prior comparable period, primarily due to decreased average assets under management. Investment management fees decreased by $0.6 million, or 14.9%, in the three months ended June 30, 2007, from $4.2 million in the prior comparable period, and shareholder service fees decreased by $0.09 million, or 15.9%, in the three months ended June 30, 2007 from $0.5 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $268.7 million, or 12.3%, as of June 30, 2007, from $2.183 billion as of the end of the prior comparable period. The $268.7 million decrease in net mutual funds assets is attributable to redemptions of $952.1 million, partly offset by organic inflows of $430.2 million and market appreciation of $253.2 million. Redemptions as a percentage of assets under management increased from an average of 2.5% per month to 3.5% per month during the same period.

Operating Expenses: Total operating expenses decreased by $.02 million, or 6.3%, in the three months ended June 30, 2007, from $2.4 million in the prior comparable period. The decrease resulted from decreases in compensation and benefits, and mutual fund distribution expense, partly offset by increased general and administrative expense. As a percentage of total revenue, total operating expenses increased by 5.3% to 56.1% in the three months ended June 30, 2007, as compared to 50.8% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased by $0.05 million, or 5.2%, in the three months ended June 30, 2007, from $0.9 million in the prior comparable period. The decrease resulted primarily due to decreased bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 2.4% to 22.1% for the three months ended June 30, 2007, compared to 19.7% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.08 million, or 20.6%, in the three months ended June 30, 2007, from $0.4 million in the prior comparable period, primarily due to increases in business insurance, director RSU expense for new awards granted in the current year, and travel and entertainment expenses. As a percentage of total revenue, general and administrative expense increased by 3.2% to 11.0% in the three months ended June 30, 2007, from 7.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses decreased by $0.2 million, or 19.3%, in the three months ended June 30, 2007, from $0.9 million in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 0.9% to 18.9% for the three months ended June 30, 2007, compared to 19.8% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.002 million, or 1.2%, in the three months ended June 30, 2007, from $0.2 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses increased by 0.6% to 4.1% for the three months ended June 30, 2007, compared to 3.5% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.06 million from the prior comparable period due to a loan amendment decreasing the interest rate to prime less one percent effective February 1, 2007. Additionally, the principal balance has decreased $2.1 million since the prior period due to monthly payments. As a percentage of total revenue, interest expense decreased by 0.5% to 4.3% for the three months ended June 30, 2007, compared to 4.8% in the prior comparable period.

Other Income: Other income increased by $0.05 million from the prior comparable period due to a higher cash balance earning interest. As a percentage of total revenue, other income increased by 1.6% to 3.5% for the three months ended June 30, 2007, compared to 1.9% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.2 million, or 19.7%, in the three months ended June 30, 2007, from $0.9 million in the prior comparable period.

Net Income: Net income decreased by $0.3 million, or 21.7%, in the three months ended June 30, 2007, compared to $1.3 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2007 and 2006:

	Nine Months Ended June 30,
	2007		2006
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$10,935	88.6%	$11,112	88.4%
Shareholder service fees	1,400	11.3	1,439	11.5
Other	11	0.1	15	0.1

Total revenue	12,346	100.0	12,566	100.0

Operating expenses:
Compensation and benefits	2,650	21.5	2,399	19.1
General and administrative	1,339	10.8	1,209	9.6
Mutual fund distribution	2,390	19.4	2,506	19.9
Amortization and depreciation	490	3.9	471	3.8

Total operating expenses	6,869	55.6	6,585	52.4

Operating income	5,477	44.4	5,981	47.6

Interest expense	576	4.7	672	5.3
Other income	(373)	(3.0)	(174)	(1.3)

Income before income tax expense	5,274	42.7	5,483	43.6

Income tax expense	2,120	17.2	2,190	17.4

Net income	$3,154	25.5%	$3,293	26.2%

Revenues: Total revenue decreased by $0.2 million or 1.8%, in the nine months ended June 30, 2007, from $12.6 million in the prior comparable period, primarily due to lower fees earned on decreased average assets under management. Investment management fees decreased by $0.2 million, or 1.6%, in the nine months ended June 30, 2007, from $11.1 million in the prior comparable period, and shareholder service fees decreased by $0.04 million, or 2.7%, in the nine months ended June 30, 2007 from $1.4 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $268.7 million, or 12.3%, as of June 30, 2007, from $2.183 billion as of the end of the prior comparable period. The $268.7 million decrease in net mutual funds assets is attributable to redemptions of $952.1 million, partly offset by organic inflows of $430.2 million and market appreciation of $253.2 million. Redemptions as a percentage of assets under management increased from an average of 2.5% per month to 3.5% per month during the same period.

Operating Expenses: Total operating expenses increased by $0.3 million, or 4.3%, in the nine months ended June 30, 2007, from $6.6 million in the prior comparable period. The increase resulted from increases in compensation and benefits, several components of general and administrative expense, and increased depreciation expense, partly offset by lower mutual fund distribution expense. As a percentage of total revenue, total operating expenses increased by 3.2% to 55.6% in the nine months ended June 30, 2007, as compared to 52.4% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased by $0.3 million, or 10.5%, in the nine months ended June 30, 2007, from $2.4 million in the prior comparable period. The increase is primarily due to increased bonus accruals, increased officer salaries, greater compensation expense related to restricted stock awards granted in the current period, and increased costs related to employee health insurance benefits. As a percentage of total revenue, compensation and benefits increased by 2.4% to 21.5% for the nine months ended June 30, 2007, compared to 19.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.1 million, or 10.8%, in the nine months ended June 30, 2007, from $1.2 million in the prior comparable period, primarily due to increases in office rental, business insurance expenses, and director RSU expense for new awards granted in the current year. As a percentage of total revenue, general and administrative expense increased by 1.2% to 10.8% in the nine months ended June 30, 2007, from 9.6% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expenses decreased by $0.1 million, or 4.6%, in the nine months ended June 30, 2007, from $2.5 million in the prior comparable period. As a percentage of total revenue, distribution expenses decreased by 0.5% to 19.4% for the nine months ended June 30, 2007, compared to 19.9% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.02 million, or 4.0%, in the nine months ended June 30, 2007, from $0.5 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expense increased by 0.1% to 3.9% for the nine months ended June 30, 2007, compared to 3.8% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.1 million from the prior comparable period due to a loan amendment decreasing the interest rate to prime less one percent effective February 1, 2007. Additionally, the principal balance has decreased $2.1 million since the prior period due to monthly payments. As a percentage of total revenue, interest expense decreased by 0.6% to 4.7% for the nine months ended June 30, 2007, compared to 5.3% in the prior comparable period.

Other Income: Other income increased by $0.2 million from the prior comparable period due to a higher cash balance earning interest. As a percentage of total revenue, other income increased by 1.7% to 3.0% for the nine months ended June 30, 2007, compared to 1.3% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.07 million, or 3.2%, in the nine months ended June 30, 2007, from $2.2 million in the prior comparable period.

Net Income: Net income decreased by $0.14 million, or 4.2%, in the nine months ended June 30, 2007, compared to $3.3 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

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

Effective October 1, 2005, we adopted the fair value recognition of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the three and nine months ended June 30, 2007 and 2006 have been recognized in our financial statements.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2007 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2007 were $1.914 billion, which was a decrease of $142.4 million, or 6.9%, from September 30, 2006. Property and equipment, management agreements, and non-compete agreement acquired totaled $20.3 million as of June 30, 2007. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2007, we had cash and cash equivalents of $12.5 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund – Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $9.1 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 8.25%, in effect since June 29, 2006), less one percent (effectively 7.25%) per a loan amendment dated February 1, 2007. The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 2, 2007	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350