Form 10-K
period 2007-09-30
HENNESSY ADVISORS INC
filed 2007-12-06
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

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

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $15.50 on March 31, 2007, was $52,457,394.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 9, 2007 there were 5,702,835 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference in Parts II and III.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2007

Table of Contents:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Overview

We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our six open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We use quantitative stock selection strategies to manage each of the Hennessy Funds. The net assets of the mutual funds we manage have increased by 787% from $194 million on September 30, 2001 to $1.72 billion as of September 30, 2007.

Each of the Hennessy Funds pays fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs (including evaluation, sale and reinvestment of assets), the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. All six of our mutual funds also pay fees to us for shareholder services. Shareholder services consist primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

Company History

We were founded in 1989 as a California corporation under the name Edward J. Hennessy Incorporated. We initially registered with the appropriate federal, state and self-regulatory organizations as a broker-dealer with a retail business. In addition, we were a member of the National Association of Securities Dealers, serving mainly individual investors, but we terminated this registration in July 2000 and are no longer engaged in the broker-dealer business. In 1990, we registered as an investment advisor. From 1990 to 1996, we provided management services to private clients and limited partnerships utilizing strategies similar to those we use in advising our mutual funds today. In 1996, we launched our first mutual fund, the Hennessy Balanced Fund. We initially managed the Hennessy Balanced Fund through The Hennessy Management Co., L.P., a California limited partnership for which we served as the general partner. As general partner, we performed all of the management functions on behalf of The Hennessy Management Co., L.P. for the Hennessy Balanced Fund.

In 1998, we launched our second mutual fund, the Hennessy Total Return Fund. We initially managed the Hennessy Total Return Fund through The Hennessy Management Co. 2, L.P., another California limited partnership for which we served as the general partner and as such, performed all of the management functions on behalf of The Hennessy Management Co. 2, L.P. for the Hennessy Total Return Fund.

In 2000, we began acquiring the rights to manage the assets of additional mutual funds by entering into agreements with the funds’ investment advisors to acquire management contracts related to such funds. When we acquire the rights to manage the assets of a mutual fund, we generally either enter into a management agreement covering the mutual fund or reorganize the assets of the mutual fund into one of our existing mutual funds. An attractive acquisition target for us is a retail-oriented, no-load mutual fund with less than $500 million in net assets.

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

In May 2002, we completed our initial public offering, raising $5.7 million in a non-underwritten offering at a split-adjusted price of $2.97 and became a 1934 Act reporting company as a small-business issuer. At the time of our initial public offering, assets under management were approximately $348 million. In connection with our initial public offering, the limited partners of The Hennessy Management Co., L.P. and The Hennessy Management Co. 2, L.P. agreed to merge their partnerships into our new public company, thereby allowing the consolidation of all our management activities directly into Hennessy Advisors, Inc.

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

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust. Our management agreement with Hennessy Funds, Inc. covers the Hennessy Total Return Fund and Hennessy Balanced Fund; with Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust covers the Hennessy Cornerstone Growth Fund, Series II. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors or trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust consist of four individuals, including our chairman of the board, president and chief executive officer, Neil J. Hennessy, and three independent directors or trustees. Under the Investment Company Act of 1940, a majority of the independent directors or trustees must approve the entry into and continuation of our management agreements. The independent directors also have sole responsibility for selecting and nominating other independent directors or trustees.

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

In exchange for all of these services, we receive a management fee from each of our mutual funds, which is based on the amount of each fund’s average daily net assets. The annual management fees payable to us by our mutual funds are as follows:

Fund	Management Fee (as a percentage of fund assets)
Hennessy Cornerstone Growth Fund	0.74

Hennessy Cornerstone Growth Fund, Series II	0.74

Hennessy Focus 30 Fund	0.74

Hennessy Cornerstone Value Fund	0.74

Hennessy Total Return Fund	0.60

Hennessy Balanced Fund	0.60

In the past, we have had contractual obligations for the partial waiver or limiting of our management fees for our funds, but such obligations are now expired. We may still choose to voluntarily waive part of our management fees in order to maintain competitive expense ratios for the funds.

Our management agreements must be renewed annually by a majority of the directors and trustees of the investment companies, and the majority must include a majority of all disinterested directors or trustees. Two other circumstances might lead to termination of the management agreements: the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block), and the termination of the agreement, via written notice, by our firm or by one of the funds’ investment companies which causes termination after 60 days of the notice. The current management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the trustees of the Hennessy Funds Trust on March 6, 2007 for a period of one year.

Shareholder Services

In addition to our management agreements, we also have shareholder servicing agreements covering the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund. We have provided shareholder services under a shareholder servicing agreement to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund since October 2003, to the Hennessy Focus 30 Fund since June 30, 2005, to the Hennessy Cornerstone Growth Fund, Series II since July 1, 2005, and to the Hennessy Total Return Fund and Hennessy Balanced Fund since July 1, 2007. Under these agreements, we provide administrative support services to these funds, including, among other things, the following:

•	maintaining an “800” number that current fund shareholders may call to ask questions about the funds or their accounts with the funds;

•	assisting shareholders in processing exchange and redemption requests;

•	assisting shareholders in changing dividend options, account designations and addresses;

•	responding generally to shareholder questions; and

•	providing other similar services that the funds may request.

In exchange for these services, we receive an annual shareholder servicing fee from each of the above-named funds of 0.10% of the fund’s average daily net assets.

12b-1 Plan

The Hennessy Total Return Fund and Hennessy Balanced Fund have each adopted a 12b-1 plan. Under Rule 12b-1 of the Investment Company Act of 1940, mutual funds can adopt a plan that allows them to make payments to third parties in connection with the distribution of their fund shares. Such distribution activities might include: advertising; compensation paid to financial institutions, broker-dealers, and others for sales and marketing; shareholder accounting services; the printing and mailing of prospectuses to other than existing shareholders; and the printing and mailing of sales literature. Mutual funds can also employ a distributor to distribute and market mutual fund shares. 12b-1 fees can be used to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for other than existing shareholders, advertising and the preparation and distribution of sales literature. The 12b-1 plan adopted by the Hennessy Total Return Fund and the Hennessy Balanced Fund authorizes each fund to make payments at an annual rate not to exceed 0.25% of each Fund’s average daily net assets. At its meeting on June 5, 2007, the Board of Directors approved a 0.10% reduction of the 12b-1 fee accrual. Effective July 1, 2007, the Total Return and Balanced Funds Plan will accrue 12b-1 fees at a rate of 0.15% of the average net assets of each fund for the activities described above. The SEC has considered changes to Rule 12b-1 of the Investment Company Act of 1940 and although no specific proposals are currently pending, changes to Rule 12b-1 could restrict our current practices.

Custodial and Brokerage Arrangements

All shareholder funds are held by third party custodians. Independent brokerage firms execute all trades for our funds, at our direction.

Currently, we participate in two “soft dollar” arrangements. This means that we receive research reports and real-time electronic research to assist us in trading and managing our mutual funds. Under these soft dollar arrangements, we pay brokerage commissions for securities trades on behalf of a mutual fund that may be higher than the commissions that we would pay through a different brokerage firm, but in exchange we receive research or other services that benefit our mutual funds. Last year the SEC provided new guidance regarding soft dollars. Our soft dollar arrangements comply with the new guidance. This new guidance had no material effect on our business.

License Agreement

Our ability to use the names and formulaic investment strategies of the funds now known as the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund are governed by the terms and conditions of a license agreement, dated as of April 10, 2000, with Netfolio, Inc. Under the license agreement, Netfolio, Inc. granted us a perpetual, paid-up, royalty-free, exclusive license to use certain marks, such as “Strategy Indexing,” “Cornerstone Growth” and “Cornerstone Value,” as well as the formula investment strategies used by the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund. All of our advertising, marketing, promotional and other materials incorporating or referring to the marks are subject to the prior written approval of Netfolio, Inc., except that we do not need Netfolio Inc.’s prior written approval to use the marks in a manner that is not substantially unchanged from any prior use by Netfolio, Inc. in its own business or from any prior use by us previously approved by Netfolio, Inc. We can assign the license to another person or entity if the assignee agrees in writing to be bound by the terms of the license agreement. There are no ongoing licensing fees associated with this license agreement and Netfolio, Inc. does not have any contractual rights to terminate the license agreement.

Business Strategy

From 1996, when we started our first mutual fund, until September 30, 2007, we have grown our assets under management to $1.72 billion. We intend to continue increasing our profitability and assets under management by implementing the following key strategies:

-Utilizing our branding and marketing campaign for growth.

We believe that we can attract investors to our mutual funds by effectively marketing our unique quantitative investment style. We believe that our investment philosophy appeals to investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We will continue our efforts to make Hennessy a name readily recognizable by investors through frequent print media, radio and television appearances. We use our media appearances to convey to investors that we manage our funds with the discipline and consistency of an index fund by never straying from our strategies. We believe that a straightforward, quantitative approach is easily understood by investors and makes them more likely to recommend us to others by word of mouth. As our brand recognition broadens, we believe that our investment philosophy will generate organic growth through new investments in our mutual funds.

-Expanding our distribution network to additional mutual fund supermarkets.

One of the ways that investors can buy shares of our mutual funds is through mutual fund supermarkets, principally Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $1.72 billion of assets under management in our mutual funds as of September 30, 2007, approximately 66% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

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

Marketing

We generate all of our operating revenues by providing management and shareholder services to the mutual funds. The revenues that we receive from the mutual funds are based on the amount of average daily net assets in the funds and thus, we can increase our revenues by growing the amount of net assets in the funds. One of the best ways we can grow the assets of the mutual funds is by delivering strong investment performance, which we believe should:

•	result in an increase in the value of existing assets in the funds;

•	encourage more investors to buy shares of our mutual funds and decrease the number of investors who redeem their shares and leave our mutual funds; and

•	motivate current investors to invest additional money in our mutual funds.

We have developed an aggressive public relations outreach program to target audiences we would otherwise be unable to address. Our public relations outreach program has resulted in Hennessy Funds being mentioned in national print and broadcast media an average of once every three to four days in such vehicles as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily, to name a few.

We also send quarterly information mailings, fund performance updates, news articles pertaining to the funds and commentaries from our portfolio manager, Neil J. Hennessy, to clients and prospective clients, and we exhibit at select investment advisor trade shows throughout the year.

Acquisition Strategy and Market Opportunity

We believe that we are well positioned to experience organic growth, and possibly growth by acquisition, in the future. Our scalable business model allows us to increase our profit margins as assets under management grow, since we do not need to add personnel proportional to the increase in assets under management.

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

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2007. Although we did not begin managing the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund until June 2000, we have included historical performance information for these funds from their inception date of November 1, 1996 because the previous investment manager to these funds managed the funds using the same strategies that we still use today. Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of our mutual funds is no guarantee of future performance and all of these mutual funds have experienced negative performance over various time periods in the past and may do so again in the future:

Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Average Annual Total Return	14.65%	14.72%	17.10%	11.67%	15.04%
S&P 500 (1)(2)	16.44%	13.14%	15.45%	6.57%	9.10%
Russell 2000 Index (2)(3)	12.34%	13.36%	18.75%	7.22%	9.61%

Hennessy Cornerstone Growth Fund, Series II	1 Year	3 Years	5 Years	10 Years	Since Inception (7/01/05)
Average Annual Total Return	7.48%	N/A	N/A	N/A	5.79%
S&P 500 (1)(2)	16.44%	N/A	N/A	N/A	13.63%
Russell 2000 Index (2)(3)	12.34%	N/A	N/A	N/A	11.83%

Hennessy Focus 30 Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (09/17/03)
Average Annual Total Return	18.18%	23.36%	N/A	N/A	19.32%
S&P 500 (1)(2)	16.44%	13.14%	N/A	N/A	12.38%
S&P Mid-cap Index (2)(6)	18.76%	15.63%	N/A	N/A	15.15%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Average Annual Total Return	13.85%	12.60%	15.44%	7.69%	8.43%
S&P 500 (1)(2)	16.44%	13.14%	15.45%	6.57%	9.10%
Russell 1000 Index (2)(4)	16.90%	13.77%	15.98%	6.86%	9.34%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (07/29/98)
Average Annual Total Return	12.24%	11.86%	13.16%	N/A	5.50%
S&P 500 (1)(2)	16.44%	13.14%	15.45%	N/A	5.05%
Dow Jones Industrial Average (2)(5)	21.69%	13.87%	15.44%	N/A	7.08%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (03/08/96)
Average Annual Total Return	9.71%	7.72%	7.87%	4.10%	5.50%
S&P 500 (1)(2)	16.44%	13.14%	15.45%	6.57%	9.70%
Dow Jones Industrial Average (2)(5)	21.69%	13.87%	15.44%	7.86%	10.55%

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of common stocks.
(2)	Reflects no deduction for fees or expenses.
(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.
(4)	The Russell 1000 Index is comprised of large-cap U.S. stocks and is commonly used as a benchmark for U.S. large-cap funds.
(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.
(6)	The S&P Mid-cap Index is a widely recognized index of common stocks.

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

The creation of a new Large Cap Growth Fund and a new non-registered private pooled investment fund were approved by the Board of Directors in May, 2007, as noted in our Form 8-K filed May 3, 2007. As of September 30, 2007, neither fund had begun operations.

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

We are considered a small investment management firm. Many competing firms are part of larger financial services companies and have greater marketing, financial, technical, research and other capabilities. Most larger firms offer a broader range of financial services than we do and compete with us for retail and institutional clients. Nonetheless, we have learned to compete successfully with these firms by creating unique investment strategies and by branding our investment style through public relations and outstanding customer service.

Our mutual funds also face competition, primarily from nationally and regionally distributed funds that offer equivalent financial products with returns equal to or greater than those we offer. The competition for new investors is intense, but we feel that by increasing our mutual funds’ distribution channels and continuing to brand our investment style, we can capture portions of the available investment business.

Regulation

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are primarily intended to protect shareholders of registered investment companies and clients of registered investment advisors. We believe that we are in compliance in all material respects with all laws and regulations.

We are registered as an investment advisor with the Securities and Exchange Commission (“SEC”). As a registered investment advisor, we must comply with the requirements of the Investment Advisors Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. Our mutual funds are registered with the SEC under the Investment Company Act of 1940. The Investment Company Act of 1940 imposes additional obligations on both the funds and the advisor, including detailed operational requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisors Act and Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. Our failure to comply with the SEC requirements could have a material adverse effect on us. We believe we are in compliance with SEC requirements.

In response to the 2001 to 2004 scandals in the financial services industry regarding late trading, market timing and the selective disclosure of portfolio information, the U.S. Congress and the various regulatory agencies that supervise our operations have adopted various legislative and regulatory proposals. The SEC, other regulators and Congress continue to investigate certain practices in our industry. In addition, we are subject to periodic examination by the SEC under SEC rules and regulations. The most recent SEC examination occurred in August, 2007 for the period of January 1, 2005 to June 30, 2007. The findings of the examination were minor in nature and did not have any effect on our financial statements.

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

Over the past several years, Congress has occasionally advanced the ideas of eliminating asset-based distribution fees or Rule 12b-1 fees for open-end funds. The changes could prohibit revenue sharing, which allows a mutual fund company to pay for “shelf space” at brokerage firms or other intermediaries selling mutual shares. Although such reforms have been advanced, they have not been adopted. Should adoption occur, it may become more expensive for us to distribute and manage our mutual funds.

Because many regulations are subject to varying interpretations, our firm’s compliance with these regulations subjects it to a number of risks. Regulators make periodic examinations and review annual, monthly and other reports on our operations, track record and financial condition. In the event that we violate or fail to comply with an applicable law or regulation, governmental regulators may institute administrative or judicial proceedings against us that could result in censures, fines, compensation orders, civil penalties, criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of our firm, the suspension or disqualification of our officers or employees and other adverse consequences. We have not experienced any such penalties to date. Such violations or non-compliance could also subject us and/or our employees to civil actions by private persons.

EMPLOYEES

As of September 30, 2007, Hennessy Advisors, Inc. employed twelve full-time employees and one part-time employee.

Neil J. Hennessy is the Chairman of the Board, President, Chief Executive Officer and Portfolio Manager. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Assistant Portfolio Manager of our mutual funds. Other employees include Tania Kelley, Marketing Director; Harry Thomas, Chief Compliance Officer; Brian Peery, Wholesaler/Salesman; Dominic Chu, Portfolio Specialist; Kathryn Walwyn, Controller; Ana Miner, Operations Specialist; Joseph Fahy, Internal Salesman; Michelle Hennessy, Receptionist and Marketing Associate; and, Lauren Puliafico, Receptionist.

ITEM 1A.	RISK FACTORS

Risks relating to our business

-Our revenues will decline if the value of the securities held by the mutual funds we manage declines.

We derive all of our operating revenues from management and shareholder servicing fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, could reduce the net assets of our mutual funds and consequently reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets could result in investors withdrawing their investments from our mutual funds or decreasing their rate of investment, either of which would likely adversely affect our revenues. This risk is further discussed and quantified in Item 7A in this Annual Report to form 10-K.

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

-Management contracts acquired by the Company are indefinite life assets subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The management contracts acquired by the Company, currently a $19.4 million asset on the balance sheet, are considered intangible assets with an indefinite useful life. The Company periodically reviews the carrying value of management contracts acquired to determine if any impairment has occurred. The analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require the Company to write-off all or a portion of the contracts. A write-off, depending on the amount, could have a significant impact on earnings per share.

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

-Assets invested through mutual fund supermarkets have a higher risk of redemption due to more accessibility to alternative investment options.

The mutual fund assets held through mutual fund supermarkets, as opposed to assets directly invested in our mutual funds, can be more easily moved to investments in funds outside of our fund family. Mutual fund supermarkets are attractive to investors because of the ease of accessibility to a variety of funds, but this causes the investments to be more sensitive to fluctuations in performance, especially in the short-term. Our most recent asset acquisition (the Henlopen fund in July 2005) was largely an acquisition of assets held at mutual fund supermarkets, which has increased our risk of redemptions. If we are not able to retain the investor assets held through mutual fund supermarkets, it will cause decreased net assets in our mutual funds, our revenues could decline and our business, financial condition and results of operations would suffer.

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

We derive a significant portion of our sales through individual investors and investment advisors who utilize mutual fund supermarkets. Mutual fund supermarkets provide services to their customers, but instead of charging their customers for these services, they charge us and our mutual funds. Fees paid to mutual fund supermarkets may increase in the future. Higher payments to mutual fund supermarkets by us or our mutual funds could increase our expenses or reduce our revenues by decreasing our assets under management, either of which could slow our growth.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term expires on September 30, 2010, with one five-year extension available.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated. All per share amounts have been restated to reflect 3-for-2 stock splits that occurred on March 7, 2006 and on March 7, 2007:

Fiscal Year Ended September 30, 2007	Price Range		Dividends Paid per Share
	High	Low
First Quarter	$16.95	$14.95	—
Second Quarter	17.33	15.29	$0.08	(1)
Third Quarter	15.50	13.00	—
Fourth Quarter	13.00	10.00	—

Fiscal Year Ended September 30, 2006	Price Range		Dividends Paid per Share
	High	Low
First Quarter	$11.97	$10.63	—
Second Quarter	18.17	11.30	$0.057	(2)
Third Quarter	22.00	16.67	—
Fourth Quarter	19.00	14.67	—

(1)	We paid a cash dividend on March 7, 2007 of $0.08 per share.
(2)	We paid a cash dividend on March 7, 2006 of $0.057 per share.

On November 16, 2007, the last reported sale price of our common stock on the OTC Bulletin Board was $9.50 per share.

STOCK PERFORMANCE GRAPH

The following graph compares total stockholder returns of Hennessy Advisors, Inc. for the five-year period ended September 30, 2007, with the total returns of the Dow Jones Select MicroCap Index and an index of our identified peer group. The graph assumes that $100 was invested September 30, 2002 in Hennessy Advisors, Inc. stock and equally across all stocks included in the indices, and covers the period through September 30, 2007. Total return includes reinvestment of all dividends.

The Dow Jones Select MircoCap (“DJSM”) Index is a composite of 250 publicly traded stocks whose market capitalizations fall within a range defined by the bottom two deciles of NYSE stocks. The stocks are screened by trading volume and financial indicators such as P/E ratio, trailing price/sales ratio, operations profit margins, per-share profit change for the previous quarter, and six-month total return to represent micro-cap stocks trading on the New York Stock Exchange. The DJSM Index was firs published in June 2005, but includes results prior to this date based on back-tested information. The DJSM Index represents the closest available index to the Hennessy Advisors, Inc. stock based on the relatively low market capitalization and trading volume of the included stocks.

The peer group index includes other publicly traded asset management firms similar in nature to Hennessy Advisors, Inc. The following companies are included in the peer group: Eaton Vance, Janus Capital, T. Rowe Price, Blackrock, Franklin Resources, Gamco Investors, Federated Investors, Legg Mason, Calamos Asset Management, and Cohen & Steers. Calamos Asset Management began trading on October 27, 2004, and is therefore excluded from years ended September 30, 2003, 2004, and 2005. Cohen and Steers began trading on August 12, 2004, and is therefore excluded from years ended September 30, 2003 and 2004. The returns of the peers are weighted based on their respective market capitalizations.

HOLDERS

As of November 9, 2007, there were 170 holders of record of Common Stock of the Company. The 170 holders of record include several brokerage firm accounts which represent about 800 additional individual shareholders for an approximate total of almost 1,000 shareholders as of November 9, 2007.

DIVIDENDS

We paid a cash dividend of $0.08 per share on March 7, 2007.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares underlying vested RSU’s throughout the year from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following for the fiscal year ended September 30, 2007:

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly accounced plans or programs (5)	Maximum number of shares that may yet be purchased under the plans or programs (5)
	(a)	(b)	(c)	(d)
On the vesting date of October 4, 2006 (1)	242	$16.60	0	0
On the vesting date of December 1, 2006 (2)	676	$15.83	0	0
On the vesting date of August 2, 2007 (3)	47	$12.10	0	0
Total (4)	965	$15.84	0	0

(1)	The shares repurchased on October 4, 2006 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on October 4, 2005.
(2)	The shares repurchased on December 1, 2006 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on December 1, 2005.
(3)	The shares repurchased on August 2, 2007 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on August 2, 2006.
(4)	The total shares repurchased were purchased at a weighted average price of $15.84 per share.
(5)	The share repurchases were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The share repurchases were done at the employees’ requests to pay for tax expense and withholding on behalf of the employees.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from the Company’s audited consolidated financial statements, included in the Company’s annual reports, and should be read in conjunction therewith.

	Hennessy Advisors. Inc. Financial Highlights (In thousands, except per share amounts)
	Years Ended September 30,
	2007	2006	2005	2004	2003
Income Statement Data:
Revenue	$16,072	$16,934	$11,997	$9,545	$4,788
Net Income	$4,133	$4,403	$3,139	$2,765	$1,062

Balance Sheet Data:
Total Assets	$35,704	$33,107	$29,107	$19,914	$9,149
Cash and cash equivalents	$13,760	$10,360	$6,291	$4,568	$2,802
Long-Term Debt	$6,508	$8,599	$10,690	$6,208	—

Per Share Data:
Earnings per share:
Basic	$0.73	$0.79	$0.57	$0.50	$0.19
Diluted	$0.70	$0.73	$0.53	$0.48	$0.19
Cash dividends declared	$0.08	$0.06	$0.04	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Factors that may affect the Company’s actual results include those described in Item 1A under “Risks Relating to Our Business.” There is no regulation requiring an update of any of the forward-looking statements after the date of this report and prior to our next Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We derive our operating revenues from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, our completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.72 billion as of September 30, 2007.

The assets we manage have decreased as a result of fund outflows. The following table illustrates the change by quarter in assets under management since the beginning of fiscal year 2005:

	Assets Under Management At Each Quarter End in Fiscal Year 2007
	12/31/2006	3/31/2007	6/30/2007	9/30/2007
	(In thousands)
Beginning assets under management	$2,056,253	$2,032,736	$1,899,944	$1,913,870
Organic inflows	102,584	84,162	78,320	55,024
Redemptions	(296,568)	(259,026)	(200,095)	(161,591)
Market appreciation (depreciation)	170,467	42,072	135,701	(86,540)

Ending assets under management	$2,032,736	$1,899,944	$1,913,870	$1,720,763

	Assets Under Management At Each Quarter End in Fiscal Year 2006
	12/31/2005	3/31/2006	6/30/2006	9/30/2006
	(In thousands)
Beginning assets under management	$1,807,472	$1,831,993	$2,249,995	$2,182,580
Organic inflows	122,446	262,441	268,615	165,112
Redemptions	(120,497)	(116,171)	(173,620)	(196,412)
Market appreciation (depreciation)	22,572	271,732	(162,410)	(95,027)

Ending assets under management	$1,831,993	$2,249,995	$2,182,580	$2,056,253

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we anticipate increasing our staffing. As a result, we expect our fixed expenses to increase.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. This asset had a net balance of $19.4 million as of September 30, 2007.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of management agreements for the Lindner and Henlopen Funds. As of September 30, 2007, this liability, including the current portion of long-term debt, had a balance of $8.6 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Year Ended September 30,
	2007		2006
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$14,204	88.4%	$14,975	88.4%
Shareholder service fees	1,847	11.5	1,937	11.4
Other	21	0.1	22	0.2

Total revenue	16,072	100.0	16,934	100.0

Operating expenses:
Compensation and benefits	3,320	20.7	3,309	19.5
General and administrative	1,885	11.7	1,656	9.8
Mutual fund distribution	3,078	19.2	3,383	20.0
Amortization and depreciation	656	4.0	634	3.7

Total operating expenses	8,939	55.6	8,982	53.0

Operating income	7,133	44.4	7,952	47.0
Interest expense	738	4.6	902	5.3
Other (income) expense, net	(524)	(3.2)	(282)	(1.6)

Income before income tax expense	6,919	43.0	7,332	43.3
Income tax expense	2,786	17.3	2,929	17.3

Net income	$4,133	25.7%	$4,403	26.0%

Revenues: Total revenue decreased by $0.9 million, or 5.1%, in the year ended September 30, 2007, from $16.9 million in the prior fiscal year, primarily due to decreased assets under management. Investment management fees decreased by $0.8 million, or 5.1%, in the year ended September 30, 2007, from $15.0 million in the prior fiscal year, and shareholder service fees decreased by $0.09 million, or 4.6%, in the year ended September 30, 2007, from $1.9 million in the prior fiscal year. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $335.5 million, or 16.3%, as of September 30, 2007, from $2.056 billion as of the end of the prior fiscal year. This decrease in the net assets of our mutual funds resulted from redemptions of

$917.3 million, partly offset by market appreciation of $261.7 million and inflows of $320.1 million. In comparison, from September 30, 2005 to September 30, 2006, cash inflows to our mutual funds were $818.6 million, market appreciation was $36.9 million, and redemptions were $606.7 million. The amount of redemptions increased by $310.6 million for the one year period ending September 30, 2007 as compared to the one year period ending September 30, 2006, and redemptions as a percentage of assets under management for the year ended September 30, 2007 increased to an average of 3.9% per month from 2.5% per month in the prior fiscal year.

Operating Expenses: Total operating expenses decreased by $0.04 million, or 0.5%, in the year ended September 30, 2007, from $9.0 million in the prior fiscal year. The decrease resulted from decreased mutual fund distribution costs. As a percentage of total revenue, total operating expenses increased by 2.6% to 55.6% in the year ended September 30, 2007, compared to 53.0% in the prior fiscal year.

Compensation and Benefits Expense: Compensation and benefits increased by $0.01 million, or 0.3%, in the year ended September 30, 2007, from $3.3 million in the prior fiscal year. The increase primarily resulted from salary increases and compensation costs related to restricted stock units granted to officers and staff. As a percentage of total revenue, compensation and benefits increased by 1.2% to 20.7% for the year ended September 30, 2007, compared to 19.5% in the prior fiscal year.

General and Administrative Expenses: General and administrative expense increased by $0.2 million, or 13.8%, in the year ended September 30, 2007, from $1.7 million in the prior fiscal year, primarily due to increases in business development expense and business insurance premiums. As a percentage of total revenue, general and administrative expense increased by 1.9% to 11.7% in the year ended September 30, 2007, from 9.8% in the prior fiscal year.

Mutual Fund Distribution Expense: Distribution expenses decreased by $0.3 million, or 9.0%, in the year ended September 30, 2007 from $3.4 million in the prior fiscal year. As a percentage of total revenue, distribution expenses decreased by 0.8% to 19.2% for the year ended September 30, 2007, compared to 20.0% in the prior fiscal year. The proportion of assets held through mutual fund supermarkets decreased in relation to assets held at other financial institutions primarily as a result of a higher rate of redemptions through mutual fund supermarkets than through mutual funds held directly or at other financial institutions.

Amortization and Depreciation Expense: Amortization and depreciation expense increased $0.02 million in the year ended September 30, 2007, from $0.6 million in the prior fiscal year, resulting from increased depreciation on an increased fixed asset balance in the current year.

Interest Expense: Interest expense decreased $0.2 million or 18.2% during the year ended September 30, 2007 from $0.9 million in the prior fiscal year. The decrease is a result of the loan amendment (effective February 1, 2007) decreasing the interest rate to prime less one percent as well as continued principal payments of $0.2 million per month throughout the current year. As a percentage of total revenue, interest expense decreased by 0.7% to 4.6% in the year ended September 30, 2007, from 5.3% in the prior fiscal year.

Other Income: Other income increased $0.2 million or 85.8% during the year ended September 30, 2007 from $0.3 million in the prior fiscal year. Other income of $0.5 million in the current fiscal year is mainly due to interest income earned on available cash, which has increased by $3.4 million from prior year.

Income Taxes: The provision for income taxes decreased by $0.1 million, or 4.9%, in the year ended September 30, 2007, from $2.9 million in the prior fiscal year.

Net Income: Net income decreased by $0.3 million, or 6.1%, in the year ended September 30, 2007, compared to $4.4 million in the prior fiscal year, as a result of the factors discussed above.

	Year Ended September 30,
	2006		2005
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$14,975	88.4%	$10,600	88.4%
Shareholder service fees	1,937	11.4	1,280	10.7
Other	22	0.2	117	0.9

Total revenue	16,934	100.0	11,997	100.0

Operating expenses:
Compensation and benefits	3,309	19.5	2,484	20.7
General and administrative	1,656	9.8	939	7.8
Mutual fund distribution	3,383	20.0	2,222	18.5
Amortization and depreciation	634	3.7	179	1.5

Total operating expenses	8,982	53.0	5,824	48.5

Operating income	7,952	47.0	6,173	51.5
Interest expense	902	5.3	497	4.1
Other (income) expense, net	(282)	(1.6)	444	3.7

Income before income tax expense	7,332	43.3	5,232	43.7
Income tax expense	2,929	17.3	2,093	17.5

Net income	$4,403	26.0%	$3,139	26.2%

Revenues: Total revenue increased by $4.9 million or 41.2%, in the year ended September 30, 2006, from $12.0 million in the prior fiscal year, primarily due to fees earned from increased assets under management. Investment management fees increased by $4.4 million, or 41.3%, in the year ended September 30, 2006, from $10.6 million in the prior fiscal year, and shareholder service fees increased by $0.7 million, or 51.3%, in the year ended September 30, 2006, from $1.3 million in the prior fiscal year. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from net assets of our mutual funds at the end of an accounting period. Net assets in our mutual funds increased by $248.8 million, or 13.8%, as of September 30, 2006, from $1.807 billion as of the end of the prior fiscal year. This increase in the net assets of our mutual funds resulted from cash inflows of $818.6 million, redemptions of $606.7 million and market appreciation of $36.9 million. In comparison, from September 30, 2004 to September 30, 2005, acquisition inflows of our mutual funds were $299.2 million, cash inflows were $381.7 million, redemptions were $406.5 million and market appreciation was $310.9 million. The amount of redemptions increased by $200.2 million for the one year period ending September 30, 2006 as compared to the one year period ending September 30, 2005, and redemptions as a percentage of assets under management for the year ended September 30, 2006 increased to an average of 2.5% per month from 2.4% per month in the prior fiscal year.

Operating Expenses: Total operating expenses increased by $3.2 million, or 54.2%, in the year ended September 30, 2006, from $5.8 million in the prior fiscal year. The increase resulted from higher compensation expense, increased general and administrative costs, greater mutual fund distribution costs, and an increase in amortization and depreciation expense. As a percentage of total revenue, total operating expenses increased by 4.5% to 53.0% in the year ended September 30, 2006, compared to 48.5% in the prior fiscal year.

Compensation and Benefits Expense: Compensation and benefits increased by $0.8 million, or 33.2%, in the year ended September 30, 2006, from $2.5 million in the prior fiscal year. The increase primarily resulted from the addition of one internal sales employee, salary increases and compensation costs related to restricted stock units granted to officers and staff. As a percentage of total revenue, compensation and benefits decreased by 1.2 % to 19.5% for the year ended September 30, 2006, compared to 20.7% in the prior fiscal year.

General and Administrative Expenses: General and administrative expense increased by $0.7 million, or 76.4%, in the year ended September 30, 2006, from $0.9 million in the prior fiscal year, primarily due to increases in office rent due to new office space for the Novato office, business development, and printing expenses. As a percentage of total revenue, general and administrative expense increased by 2.0% to 9.8% in the year ended September 30, 2006, from 7.8% in the prior fiscal year.

Mutual Fund Distribution Expense: Distribution expenses increased by $1.2 million, or 52.3%, in the year ended September 30, 2006, from $2.2 million in the prior fiscal year. As a percentage of total revenue, distribution expenses increased by 1.5% to 20.0% for the year ended September 30, 2006, compared to 18.5% in the prior fiscal year. The proportion of assets held through mutual fund supermarkets increased in relation to assets held at other financial institutions primarily as a result of the acquisition of the management agreements for the Henlopen Funds in July 2005. Because most of the net assets of the Henlopen Funds were held through mutual fund supermarkets and we pay distribution expenses on assets that are held through mutual fund supermarkets, our distribution expense as a percentage of total revenues increased following our acquisition of the management agreements for the Henlopen Funds.

Amortization and Depreciation Expense: Amortization and depreciation expense increased $0.5 million in the year ended September 30, 2006, from $0.02 million in the prior fiscal year, resulting from increased amortization of Michael Hershey’s non-compete agreement (entered into in connection with the acquisition of the Henlopen Fund management contract), increased loan amortization costs, and the purchase of a leasehold improvement.

Interest Expense: Interest expense increased $0.4 million or 81.5% during the year ended September 30, 2006 from $0.5 million in the prior fiscal year. The increase is a result of the amended US Bank loan used to acquire the management agreements for the Lindner and Henlopen Funds, as well as higher interest rates (8.25% as of June 29, 2006). As a percentage of total revenue, interest expense increased by 1.2% to 5.3% in the year ended September 30, 2006, from 4.1% in the prior fiscal year.

Other (Income) Expense: Other expense decrease $0.7 million or 163.5% during the year ended September 30, 2006 from an expense of $0.4 million in the prior fiscal year. Other income of $0.3 million in the fiscal year ended September 30, 2006 is mainly due to interest income earned on cash. In the fiscal year ended September 30, 2005, other expense related to professional fees of $0.4 million paid in connection with our withdrawn Form S-1 filing. The fees were reclassified from deferred offering costs in accordance with the provisions of FASB 146 and APB 30.

Income Taxes: The provision for income taxes increased by $0.8 million, or 39.9%, in the year ended September 30, 2006, from $2.1 million in the prior fiscal year.

Net Income: Net income increased by $1.3 million, or 40.3%, in the year ended September 30, 2006, compared to $3.1 million in the prior fiscal year, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2007 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets as of September 30, 2007 were $35.7 million, which was an increase of $2.6 million, or 7.9%, from September 30, 2006. Property and equipment and management agreements acquired totaled $19.7 million as of September 30, 2007. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2007, we had cash and cash equivalents of $13.8 million.

Dividend Payments. On March 7, 2007, we paid a cash dividend of $0.08 per common share. The total payment from cash on hand was $0.5 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2007, we had $8.6 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (6.75% as of September 19, 2007). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2007, consisting of loan payments, including the related interest payments due, and operating leases:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
Principal on long-term debt	6,508	1,916	4,593	—	—
Interest on long-term debt (1)	1,124	479	645	—	—
Operating lease (2)	48	44	4	—	—
Operating lease (3)	1,247	359	853	35	—

Total	$8,927	$2,798	$6,095	$35	$—

(1)	The interest payable on the long-term debt is calculated at the current effective rate of prime less one percent, or 6.75%, based on the prime rate of 7.75% set as of September 19, 2007.
(2)	This lease is for office space located at One Landmark Square, Suite 424, Stamford, Connecticut 06901.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

Critical Accounting Policies

Accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting may differ markedly from management’s current judgment.

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FASB No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of FASB Statement No. 142 on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted quarterly and coincides with our quarterly and annual financial reporting. Based on our detailed assessment of current fair market value, the value of the management agreements acquired has not been impaired. If future valuations in the marketplace decline significantly, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, “Share-Based Payment,” which amended the provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” FASB Statement No. 123R requires public companies to recognize as an expense the fair value of stock-based payment arrangements at the date of grant, including stock options, RSU’s and employee stock purchase plans.

The statement eliminates proforma accounting for share-based payments using the intrinsic value method previously allowed under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Effective October 1, 2005, we adopted the fair value recognition of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the years ended September 30, 2007 and 2006 have been recognized in our financial statements.

In July, 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 provides guidance on the threshold for recognizing, presenting and disclosing tax positions taken or expected to be taken in financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial statements or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A under “Risks Relating to Our Business,” the Company’s revenue is calculated on the market value of assets under management. Declines in the value of the securities held by the mutual funds we manage will negatively impact the Company’s revenue and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within our mutual funds would have on the Company’s assets under management, and therefore the Company’s revenue. The changes are compared to average asset values as of September 30, 2007, and values are based on consistent average asset values throughout the year:

	Effects of Market Risk on Revenue
	(In thousands)

	Values Based on Average Assets at September 30, 2007	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets
Average Assets
Under Management	$1,704,429	$1,874,872	$1,533,986
Investment Advisor Fees	$12,456	$13,701	$11,210
Shareholder Service Fees	1,704	1,875	1,534

Total Revenue:	$14,160	$15,576	$12,744

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hennessy Advisors, Inc.

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2006 and 2007, and the related statements of income, stockholders’ equity, and cash flows for the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2006 and 2007, and the results of its operations and its cash flows for the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

San Francisco, California
December 4, 2007

Hennessy Advisors, Inc.

Balance Sheets

	September 30,
	2007	2006
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$13,760	$10,360
Investments in marketable securities, at fair value	6	5
Investment fee income receivable	1,165	1,408
Prepaid expenses	165	232
Deferred income tax asset	303	259
Other current assets	15	16

Total current assets	15,414	12,280

Property and equipment, net of accumulated depreciation of $179 and $106	337	383
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $1,212 and $673	404	943
Other assets	143	95

Total assets	$35,704	$33,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,019	$2,248
Income taxes payable	68	—
Current portion of deferred rent	1	—
Current portion of long-term debt	2,091	2,091

Total current liabilities	4,179	4,339

Long-term debt	6,508	8,599
Long-term portion of deferred rent	35	—
Deferred income tax liability	1,627	1,219

Total liabilities	12,349	14,157

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
5,702,493 shares issued and outstanding at September 30, 2007 and 5,658,308 at September 30, 2006	7,921	7,551
Additional paid-in capital	1,017	652
Retained earnings	14,417	10,747

Total stockholders’ equity	23,355	18,950

Total liabilities and stockholders’ equity	$35,704	$33,107

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except share and per share amounts)
Revenue
Investment advisory fees	$14,204	$14,975	$10,600
Shareholder service fees	1,847	1,937	1,280
Other	21	22	117

Total revenue	16,072	16,934	11,997

Operating expenses
Compensation and benefits	3,320	3,309	2,484
General and administrative	1,885	1,656	939
Mutual fund distribution	3,078	3,383	2,222
Amortization and depreciation	656	634	179

Total operating expenses	8,939	8,982	5,824
Operating income	7,133	7,952	6,173

Interest expense	738	902	497
Other (income) expense, net	(524)	(282)	444

Income before income tax expense	6,919	7,332	5,232

Income tax expense	2,786	2,929	2,093

Net income	$4,133	$4,403	$3,139

Earnings per share:
Basic	$0.73	$0.79	$0.57

Diluted	$0.70	$0.73	$0.53

Weighted average shares outstanding:
Basic	5,636,447	5,607,491	5,526,563

Diluted	5,926,291	6,011,934	5,882,738

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2007, 2006 and 2005

(In thousands, except share data)

	Common Shares	Common Stock	Additional Paid- in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2004	5,518,605	$6,881	$37	$3,790	$10,708
Net income	—	—	—	3,139	3,139
Dividends paid	—	—	—	(246)	(246)
Employee stock options exercised	16,875	70	—	—	70
Tax benefit of employee stock sales	—	—	8	—	8

Balance at September 30, 2005	5,535,480	$6,951	$45	$6,683	$13,679

Net income	—	—	—	4,403	4,403
Dividends paid	—	—	—	(318)	(318)
Employee and director stock options exercised	119,888	568	—	—	568
Employee restricted stock vested	5,625	61	(61)	—	—
Repurchase of vested employee restricted stock for tax withholding	(2,632)	(29)	—	(21)	(50)
Deferred restricted stock unit compensation	—	—	196	—	196
Short swing return of profit	—	—	7	—	7
Tax benefit of employee and director stock sales	—	—	465	—	465
Adjustment for fractional shares paid in cash	(53)	—	—	—	—

Balance at September 30, 2006	5,658,308	$7,551	$652	$10,747	$18,950

Net income	—	—	—	4,133	4,133
Dividends paid	—	—	—	(456)	(456)
Employee and director stock options exercised	29,500	183	—	—	183
Employee and director restricted stock vested	15,750	198	(198)	—	—
Repurchase of vested employee restricted stock for tax withholding	(965)	(11)	—	(5)	(16)
Deferred restricted stock unit compensation	—	—	343	—	343
Tax benefit of employee and director stock sales	—	—	220	—	220
Adjustment for fractional shares paid in cash	(100)	—	—	(2)	(2)

Balance at September 30, 2007	5,702,493	$7,921	$1,017	$14,417	$23,355

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Years Ended September 30,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$4,133	$4,403	$3,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656	634	179
Loss on asset disposal	—	32	—
Deferred income taxes	364	275	359
Tax benefit from exercise of employee and director stock options	220	465	8
Restricted stock units vested	(16)	(50)	—
Deferred restricted stock unit compensation	343	196	—
Unrealized gain on marketable securities	(1)	—
Deferred rent	36	—
(Increase) decrease in operating assets:
Investment fee income receivable	243	(190)	(387)
Prepaid expenses	67	(11)	(156)
Other current assets	1	86	(77)
Other assets	(64)	3	(23)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(229)	430	401
Income taxes payable	68	—	(1)

Net cash provided by operating activities	5,821	6,273	3,442

Cash flows used in investing activities:
Purchases of property and equipment	(55)	(370)	(68)
Payments related to acquisition of management contracts	—	—	(6,879)

Net cash used in investing activities	(55)	(370)	(6,947)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	—	—	6,733
Principal payments on long-term debt	(2,091)	(2,091)	(1,289)
Payment of loan acquisition costs	—	—	(40)
Proceeds from exercise of employee and director stock options	183	568	70
Proceeds from short swing return of profit	—	7	—
Dividend payment	(456)	(318)	(246)
Cash paid for fractional shares	(2)	—	—

Net cash provided by (used in) financing activities	(2,366)	(1,834)	5,228

Net increase in cash and cash equivalents	3,400	4,069	1,723
Cash and cash equivalents at the beginning of the year	10,360	6,291	4,568

Cash and cash equivalents at the end of the year	$13,760	$10,360	$6,291

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,932	$2,158	$1,757

Interest	$756	$901	$467

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Year Ended September 30, 2007

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the Hennessy Funds). The Company serves as the investment advisor to the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments which are readily convertible into cash.

(c)	Investments in Marketable Securities

The Company holds investments in publicly traded mutual funds which are accounted for as trading securities under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, any unrealized gains and losses on the investments are recognized currently in operations.

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

The initial management contracts acquired were capitalized at $4,190,840. In February of 2002, the Company recorded $918,675 as the incremental value of management contracts acquired in connection with its mergers with Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. Until February 28, 2002, the Hennessy Balanced Fund and Hennessy Total Return Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P., respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an initial minimum public offering of common stock, which occurred on February 28, 2002. Limited partners received an aggregate of 306,248 shares of common stock and cash of $11,275, in exchange for their partnership interests in the merger, and the Company was appointed advisor to the Balanced and Total Return (formerly Leveraged Dogs) funds.

In accordance with FASB Statement No. 142, effective June 30, 2001, intangible assets with an indefinite life are not subject to amortization. Accordingly, the Company ceased amortization of the contracts acquired in connection with the mergers of the partnerships as of the effective date.

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

On July 1, 2005, we completed the acquisition of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement is being amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2007, we had $8.6 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent, per a loan amendment dated February 1, 2007. The bank’s prime rate, which may change from time to time, is currently 7.75% (last changed on September 19, 2007), making the current effective interest rate 6.75%. The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to ten years.

(f)	Fair Value of Financial Instruments

FASB Statement No. 107 requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2007. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

(g)	Income Taxes

Income taxes are accounted for under the asset and liability method, in accordance with the provisions of FASB Statement No. 109 “Accounting For Income Taxes.”

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

The Company’s effective tax rate of 40.3% and 40.0% for the fiscal years ended September 30, 2007 and 2006, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted prior to the adoption of FAS 123R, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the fiscal years ended September 30, 2007 and 2006 and 267,750 options were granted during the fiscal year ended September 30, 2005. The following table illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to options granted under the stock plan. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

As previously required under FASB Statement No. 123 and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the proforma effects of stock-based compensation on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option pricing model.

The value if options granted in the fiscal year ended September 30, 2005 was determined at the date of grant by using an options pricing model with an assumed risk-free interest rate of 3.44%, an expected life of 5 years, 0.96% dividends and a volatility factor of 27.18%:

For the year ended September 30, 2005	Net Income	Basic EPS	Diluted EPS
Net income	$3,139,334	$0.57	$0.53
Fair value of stock options—net of tax	521,220	0.10	0.09

Proforma net income	$2,618,114	$0.47	$0.44

The Company continues to account for stock options granted prior to October 1, 2005 under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the years ended September 30, 2007 and 2006 have been recognized in our financial statements.

The Company has reserved up to 1,425,623 options for shares of the Company’s common stock, in accordance with terms of the Plan. An aggregate of 706,425 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2007. These options were fully vested at the date of grant, and have a weighted average exercise price of $4.60 per share. Through September 30, 2007, employees exercised a total of 29,500 options, leaving 676,925 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2007 and 2006:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 9/30/2005	826,313	$4.62	7.56 years	$5,704,774

Granted	—	—
Exercised	(119,888)	$4.74
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2006	706,425	$4.60	6.84 years	$8,521,855

Granted	—	—
Exercised	(29,500)	$6.21
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2007	676,925	$4.53	5.84 years	$4,419,573

Vested and/or expected to vest at 9/30/2007	676,925	$4.53	5.84 years	$4,419,573

Exercisable at 9/30/2007	676,925	$4.53	5.84 years	$4,419,573

During the years ended September 30, 2007 and 2006, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the years ended September 30, 2007 and 2006 were as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2007 and 2006
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2005	—	—
Granted	68,625	$12.39
Vested	(16,239)	$12.06
Forfeited	—	—
Non-vested Balance at September 30, 2006	52,386	$12.49

Granted	44,925	$16.94
Vested	(24,803)	$14.01
Forfeited	—	—

Non-vested Balance at September 30, 2007	72,508	$14.80

Restricted Stock Unit Compensation Year Ended September 30, 2007
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$1,611
Compensation Expense recognized as of September 30, 2007	(538)

Unrecognized compensation expense related to RSU’s at September 30, 2007	$1,073

As of September 30, 2007, there was $1.07 million of total RSU compensation expense related to non-vested awards not yet recognized which is expected to be recognized over a weighted-average vesting period of 2.8 years.

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

(3)	Property and Equipment

Property and equipment were comprised of the following at the periods ended:

	September 30,
	2007	2006
Leasehold improvements	$128,207	$128,207
Furniture and fixtures	137,953	133,036
Equipment	192,232	169,014
IT Infrastructure	46,538	46,538
Software	11,926	12,819

	516,856	489,614
Less: accumulated depreciation	179,375	106,295

	$337,481	$383,319

(4)	Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time (8.25% effective June 29, 2006) and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of the last installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 7.75%) less one percent (effective interest rate of 6.75%) and is secured by the Company’s assets. The final installment of the then outstanding principal and is interest is due September 30, 2010. The note maturity schedule is as follows:

Year ended September 30:
2008	$2,090,516
2009	$2,090,516
2010	$4,418,178

Total	$8,599,210

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months. Amortization expense during the fiscal year ended September 30, 2007 was $15,992. Future amortization expense over the next three years is as follows:

Year ended September 30:
2008	$15,992
2009	$15,992
2010	$17,323

Total	$49,307

(5)	Income Taxes

The provision for income taxes is comprised of the following for the years ended September 30, 2007 and 2006:

	2007	2006
Current:
Federal	$1,875,700	$2,077,200
State	544,900	576,500

	2,420,600	2,653,700

Deferred:
Federal	316,100	225,600
State	48,900	49,800

	365,000	275,400

	$2,785,600	$2,929,100

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2007	2006
Tax provision at statutory rate	$2,352,200	$2,493,000
State taxes, net of federal tax benefit	403,700	427,800
Permanent differences	29,700	8,300
Other, net	—	—

Income tax provision	$2,785,600	$2,929,100

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2007 and 2006 are presented below:

	2007	2006
Current deferred tax assets:
Accrued compensation	$117,100	$62,000
State taxes	185,700	197,300

Total deferred tax assets	302,800	259,300

Noncurrent deferred tax liabilities:
Property and equipment	(50,000)	(7,200)
Management contracts	(1,577,100)	(1,211,600)
Other	(200)	—

Total deferred tax liabilities	(1,627,300)	(1,218,800)

Net deferred tax liabilities	$(1,324,500)	$(959,500)

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 2007 and 2006, as follows:

	2007	2006
Current assets	$302,800	$259,300
Noncurrent assets	—	—
Current liabilities	—	—
Noncurrent liabilities	(1,627,300)	(1,218,800)

Net deferred tax liabilities	$(1,324,500)	$(959,500)

(6)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2007	2006	2005
Weighted Average common stock outstanding	5,636,447	5,607,491	5,526,563

Common stock equivalents - stock options and RSU’s	289,844	404,443	356,175

	5,926,291	6,011,934	5,882,738

On January 26, 2007, our Board of Directors declared a three-for-two stock split, which was implemented on March 7, 2007 for shareholders of record as of February 14, 2007. All disclosures in this report relating to shares of common stock, stock options, RSU’s and per share data have been adjusted to reflect this stock split.

There were no common stock equivalents excluded from the earnings per share calculations for the years ended September 30, 200, 2006 and 2005 as none of them were anti-dilutive.

(7)	Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation.

(8)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires October 31, 2010 with one five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2007 is $370,656 per year in the base year of 2006 with a three percent increase each year until October 31, 2015, the end of the available extension.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable operating lease at One Landmark Square, Suite 424, in Stamford Connecticut. The lease expires September 30, 2008. The minimum future rental commitment under this lease as of September 30, 2007 is $47,922 for the third and final year of the lease.

The annual minimum future rental commitments under these leases as of September 30, 2007 and for future fiscal years ending September 30, 2012 are as follows:

Fiscal Year	Amount
	Novato Lease	Stamford Lease
2008	$404,043	$47,922
2009	416,164	—
2010	428,649	—
2011	441,508	—
2012	454,754	—

Total	$2,145,118	$47,922

(9)	Concentration of Credit Risk

The Company maintains its cash accounts with two commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2007 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $160,000. In addition, total cash and cash equivalents include $13,472,130 held in the First American Prime Obligations Fund which is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(10)	New Accounting Pronouncements

In February, 2006, the FASB issued FASB Staff Position FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of FAS 123R. The adoption of FSP FAS 123R-4 has not had an impact on the Company’s financial position or results of operations.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing an opportunity to mitigate volatility in reported earnings cause by differing measurements. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of FAS 159 on our financial statements or results of operations.

(11)	Quarterly Financial Data Schedule (Unaudited)

	Hennessy Advisors. Inc. Quarterly Financial Data (In thousands, except per share amounts) Year Ended September 30, 2007
	12/31/06	3/31/07	6/30/07	9/30/07	Fiscal Year
Revenue	$4,387	$3,968	$3,991	$3,726	$16,072
Operating expense	2,396	2,236	2,237	2,070	8,939

Operating income	1,991	1,732	1,754	1,656	7,133

Interest Expense	219	185	172	162	738
Other (income) expense, net	(117)	(118)	(138)	(151)	(524)

Income before income tax expense	1,889	1,665	1,720	1,645	6,919

Income tax expense	754	670	696	666	2,786

Net Income	1,135	995	1,024	979	4,133

Earnings per share:
Basic	$0.20	$0.18	$0.18	$0.17	$0.73
Diluted	0.19	0.17	0.17	0.17	0.70

	Year Ended September 30, 2006
	12/31/05	3/31/06	6/30/06	9/30/06	Fiscal Year
Revenue	$3,683	$4,181	$4,702	$4,368	$16,934
Operating expense	1,987	2,210	2,388	2,397	8,982

Operating income	1,696	1,971	2,314	1,971	7,952

Interest Expense	222	222	228	230	902
Other (income) expense, net	(18)	(68)	(88)	(108)	(282)

Income before income tax expense	1,492	1,817	2,174	1,849	7,332

Income tax expense	597	726	867	739	2,929

Net Income	895	1,091	1,307	1,110	4,403

Earnings per share:
Basic	$0.16	$0.19	$0.23	$0.21	$0.79
Diluted	0.15	0.18	0.22	0.18	0.73

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

CODE OF ETHICS

On July 1, 2005, Hennessy Advisors, Inc. adopted an expanded code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and all other employees. The code has been designed in accordance with expanded provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct. The code also applies to Hennessy Mutual Funds, Inc. and Hennessy Funds, and was amended in July, 2005 to include the Hennessy Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

Hennessy Advisors, Inc.

7250 Redwood Blvd., Suite #200

Novato, CA 94945

Attention: Teresa Nilsen

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has adopted an Option Plan (the “Plan”) providing for the issuance of up to 1,425,623 options for shares of the Company’s common stock. An aggregate of 885,377 options for the Company’s common stock and 113,550 RSU’s have been granted as of September 30, 2007, to certain employees, executive officers, and directors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $4.54 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2007, employees had exercised 196,639 options, 11,813 options were forfeited, and 17,778 net shares of common stock were issued for the vesting of 21,375 RSU’s (net of shares repurchased for tax withholding). There were 676,925 options fully vested and exercisable and 92,175 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2007. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	769,100	$3.99	438,509
Equity compensation plans not approved by security holders	0	0	0
Total	769,100	$3.99	438,509

(1)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 1,425,623 shares, as of the fiscal year ended September 30, 2007.
(2)	The number of securities to be issued includes 92,175 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8 of this Annual Report on Form 10-K.

Exhibits
2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (6)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (6)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (6)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (6)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (6)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Restricted Stock Unit Award Agreement for officers (2) (7)

10.14	Restricted Stock Unit Agreement for Directors (2) (7)

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872).
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.
(6)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).
(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 6, 2007
Neil J. Hennessy
Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: December 6, 2007
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated: December 6, 2007
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Kathryn R. Walwyn	Dated: December 6, 2007
Kathryn R. Walwyn
Controller

By:	/s/ Charles W. Bennett	Dated: December 6, 2007
Charles W. Bennett
Director

By:	/s/ Daniel G. Libarle	Dated: December 6, 2007
Daniel G. Libarle
Director

By:	/s/ Thomas L. Seavey	Dated: December 6, 2007
Thomas L. Seavey
Director

By:	/s/ Henry Hansel	Dated: December 6, 2007
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Dated: December 6, 2007
Brian A. Hennessy
Director

By:	/s/ Rodger Offenbach	Dated: December 6, 2007
Rodger Offenbach
Director