Form 10-Q
period 2008-03-31
HENNESSY ADVISORS INC
filed 2008-05-08
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(415) 899-1555

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2008 there were 5,718,036 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,250	$13,760
Investments in marketable securities, at fair value	5	6
Investment fee income receivable	787	1,165
Prepaid expenses	436	165
Deferred income tax asset	234	303
Other current assets	10	15

Total current assets	13,722	15,414

Property and equipment, net of accumulated depreciation of $231 and $179	329	337
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $1,481 and $1,212	135	404
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	442	—
Other assets	80	143

Total assets	$34,114	$35,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$759	$2,019
Income taxes payable	—	68
Current portion of deferred rent	—	1
Current portion of long-term debt	2,091	2,091

Total current liabilities	2,850	4,179

Long-term debt	5,463	6,508
Long-term portion of deferred rent	36	35
Deferred income tax liability	1,794	1,627

Total liabilities	10,143	12,349

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,718,036 shares issued and outstanding at March 31, 2008 and 5,702,493 at September 30, 2007	8,193	7,921
Additional paid-in capital	831	1,017
Other comprehensive loss	(70)	—
Retained earnings	15,017	14,417

Total stockholders’ equity	23,971	23,355

Total liabilities and stockholders’ equity	$34,114	$35,704

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Condensed Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2008	2007	2008	2007
Revenue
Investment advisory fees	$2,152	$3,514	$5,075	$7,398
Shareholder service fees	295	448	691	946
Other	8	6	30	11

Total revenue	2,455	3,968	5,796	8,355

Operating expenses
Compensation and benefits	688	876	1,488	1,770
General and administrative	450	428	1,047	900
Mutual fund distribution	444	769	1,054	1,636
Amortization and depreciation	165	163	329	326

Total operating expenses	1,747	2,236	3,918	4,632

Operating income	708	1,732	1,878	3,723

Interest expense	102	185	242	404
Other income	(108)	(118)	(252)	(235)

Income before income tax expense	714	1,665	1,888	3,554

Income tax expense	294	670	772	1,424

Net income	$420	$995	$1,116	$2,130

Earnings per share:
Basic	$0.08	$0.18	$0.20	$0.38

Diluted	$0.07	$0.17	$0.19	$0.36

Weighted average shares outstanding:
Basic	5,659,841	5,649,823	5,644,911	5,621,763

Diluted	5,701,678	6,019,956	5,868,322	5,962,250

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended March 31, 2008

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2007	5,702,493	$7,921	$1,017	$14,417	$—	$23,355
Net income for six months ended March 31, 2008	—	—	—	1,116	—	1,116
Dividends paid	—	—	—	(515)	—	(515)
Employee restricted stock vested	25,856	368	(368)	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(10,313)	(96)	—	(1)	—	(97)
Employee and director restricted stock compensation	—	—	230	—	—	230
Unrealized loss on investment	—	—	—	—	(70)	(70)
Tax benefit of RSU vesting	—	—	(48)	—	—	(48)

Balance as of March 31, 2008	5,718,036	$8,193	$831	$15,017	$(70)	$23,971

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$1,116	$2,130
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	329	326
Deferred income taxes	236	33
Tax benefit from restricted stock unit vesting	(48)	116
Restricted stock units vested	(97)	(15)
Deferred restricted stock unit compensation	230	149
Unrealized (gain)/loss on marketable securities	1	(1)

(Increase) decrease in operating assets:
Investment fee income receivable	378	84
Prepaid expenses	(271)	97
Other current assets	5	(14)
Other assets	55	(10)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,260)	(874)
Income taxes payable	(68)	125
Current portion of deferred rent	(1)	—
Long-term portion of deferred rent	1	30

Net cash provided by operating activities	606	2,176

Cash flows used in investing activities:
Purchases of property and equipment	(44)	(11)
Purchases of the Hennessy Micro Cap Growth Fund, LLC	(512)	—

Net cash used in investing activities	(556)	(11)

Cash flows used in financing activity:
Principal payments on long-term debt	(1,045)	(1,045)
Proceeds from exercise of employee stock options	—	183
Dividend payment	(515)	(456)
Cash paid for fractional shares	—	(2)

Net cash used in financing activity	(1,560)	(1,320)

Net (decrease) increase in cash and cash equivalents	(1,510)	845

Cash and cash equivalents at the beginning of the period	13,760	10,360

Cash and cash equivalents at the end of the period	$12,250	$11,205

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(70)	$—

Cash paid for:
Income taxes	$921	$1,080

Interest	$256	$426

See accompanying notes to condensed financial statements

Hennessy Advisors, Inc.

Notes to Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2008, the operating results for the six months ended March 31, 2008 and March 31, 2007, and the cash flows for the six months ended March 31, 2008 and March 31, 2007. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist primarily of providing investment management and shareholder services to six open-end mutual funds (the “Hennessy Funds”) and investment management services to one non-registered private pooled investment fund (the “Hennessy Micro Cap Growth Fund, LLC”). The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund, Hennessy Balanced Fund, and Hennessy Micro Cap Growth Fund, LLC.

(2)	Management Contracts

As of March 31, 2008, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund-Series II.

The management agreements were renewed by the Board of Directors of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust, at their meeting on March 4, 2008 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors may choose to voluntarily waive part of its management fees in order to maintain competitive expense ratios for its funds. For the institutional share class, Hennessy Advisors has a contractual obligation to waive the advisory fee to the extent necessary to ensure that net expenses do not exceed 0.98% of the average daily net assets of the funds.

As of October 1, 2008, Hennessy Advisors, Inc. was also appointed the Managing Member of the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). Hennessy Advisors, Inc. will serve as the Managing Member until its resignation or removal. The Managing Member may voluntarily resign with 30 days’ prior written notice to the other members or 60 days’ prior written notice if there is not then a remaining Managing Member. At any time, the Managing Member may designate an additional Managing Member or designate a successor Managing Member with no further consent or approval required from the other members. The Managing Member may be removed at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” defined as members other than members who are the Managing Member or affiliates of the Managing Member.

Under the terms of the management agreement, the Managing Member shall bear all organizational expenses, defined as expenses incurred in connection with and directly related to the formation, qualification and funding of the Fund, but the Fund bears all of its operating, investment and other expenses. However, the Managing Member is responsible for the ordinary and extraordinary costs of administering the Fund, including any placement fees incurred in connection with the offering of interests in the Fund.

Hennessy Advisors, as the Managing Member of the Hennessy Micro Gap Growth Fund, LLC, has the right to reduce or waive the management fee or incentive allocation (as defined in Note 5) chargeable to any member’s account without the consent of or notice to any other member.

(3)	Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors, Inc. invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). The investment represents approximately 18.5% of the total subscriptions in the Fund. The Fund is a limited liability company for which Hennessy Advisors, Inc. is the Managing Member.

The investment is classified at fair market value on the balance sheet as an available-for-sale security subject to FASB Statement No. 115. The fair market value of the investment at March 31, 2008 was $0.4 million.

(4)	Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 5.25%, in effect since March 19, 2008), less one percent (effectively 4.25%) per a loan amendment dated February 1, 2007. The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(5)	Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund—Series II, Hennessy Focus 30 Fund, and Hennessy Cornerstone Value Fund, subject to the operating expense limitation imposed on the institutional share class as discussed in Note 2. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Hennessy Micro Cap Growth Fund, LLC is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member.

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund—Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund, and Hennessy Balanced Fund are charged at an annual rate of 0.1% of average daily net assets on the original share class only.

In the Hennessy Micro Cap Growth Fund, LLC, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an intial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period).

(6)	Income Taxes

Effective October 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of March 31, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company did not have any amounts of unrecognized tax benefits as of October 1, 2007 (adoption date) and March 31, 2008. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2003 through 2007 tax years remain open in California.

The Company’s effective tax rate for the six months ended March 31, 2008 and 2007, were 40.9% and 40.1%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(7)	Earnings per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

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

As the exercise prices of all options granted under the Plan were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the six month periods ended March 31, 2008 and 2007.

During the six months ended March 31, 2008, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the six months ended March 31, 2008 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2008
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date

Non-vested Balance at September 30, 2007	72,508	$14.80
Granted	41,000	$11.06
Vested	(16,742)	$12.99
Forfeited	—	—
Non-vested Balance at March 31, 2008	96,766	$13.40

Restricted Stock Unit Compensation Six Months Ended March 31, 2008
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,065
Compensation Expense recognized as of March 31, 2008	(768)
Unrecognized compensation expense related to RSU’s at March 31, 2008	$1,297

As of March 31, 2008, there was $1.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

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

As of March 31, 2008, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.10 billion as of March 31, 2008.

The assets we manage in total have decreased since March 31, 2007 as a result of increasing redemptions, decreasing inflows and negative market impact. We have been experiencing net outflows from our funds, but during the quarter ended March 31, 2008, the trend has been decreasing. However, market impact has been inconsistent. The uncertainty in the marketplace has caused greater fluctuations in fund performance which may cause decreases in net fund inflows as shareholders react. The following table illustrates the changes in assets under management from March 31, 2007 through March 31, 2008:

	Assets Under Management At Each Quarter End, March 31, 2007 through March 31, 2008
	3/31/2007	6/30/2007	9/30/2007	12/31/2007	3/31/2008
	(In Thousands)
Beginning assets under management	$2,032,736	$1,899,944	$1,913,870	$1,720,763	$1,425,531
Organic inflows	84,162	78,320	55,024	32,911	76,398
Redemptions	(259,026)	(200,095)	(161,591)	(242,867)	(199,018)
Market appreciation (depreciation)	42,072	135,701	(86,540)	(85,276)	(204,216)

Ending assets under management	$1,899,944	$1,913,870	$1,720,763	$1,425,531	$1,098,695

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2008, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of March 31, 2008, this liability, including the current portion of long-term debt, had a balance of $7.6 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$2,152	87.7%	$3,514	88.6%
Shareholder service fees	295	12.0	448	11.3
Other	8	0.3	6	0.1

Total revenue	2,455	100.0	3,968	100.0

Operating expenses:
Compensation and benefits	688	28.1	876	22.1
General and administrative	450	18.3	428	10.8
Mutual fund distribution	444	18.1	769	19.4
Amortization and depreciation	165	6.7	163	4.1

Total operating expenses	1,747	71.2	2,236	56.4

Operating income	708	28.8	1,732	43.6

Interest expense	102	4.1	185	4.6
Other income	(108)	(4.4)	(118)	(3.0)

Income before income tax expense	714	29.1	1,665	42.0
Income tax expense	294	12.0	670	16.9

Net income	$420	17.1%	$995	25.1%

Revenues: Total revenue decreased by $1.5 million or 38.1%, in the three months ended March 31, 2008, from $4.0 million in the prior comparable period, primarily due to decreased average assets under management. Investment management fees decreased by $1.4 million, or 38.8%, in the three months ended March 31, 2008, from $3.5 million in the prior comparable period, and shareholder service fees decreased by $0.2 million, or 34.2%, in the three months ended March 31, 2008 from $0.4 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $801.2 million, or 42.2%, as of March 31, 2008, from $1.900 billion as of the end of the prior comparable period. The $801.2 million decrease in net mutual funds assets is attributable to redemptions of $803.6 million and market depreciation of $240.3 million, partly offset by organic inflows of $242.7 million. Redemptions as a percentage of assets under management increased from an average of 4.4% per month to 5.3% per month during the same period.

Operating Expenses: Total operating expenses decreased by $0.5 million, or 21.9%, in the three months ended March 31, 2008, from $2.2 million in the prior comparable period. The decrease resulted from decreases in compensation and benefits and mutual fund distribution expense, partly offset by increased general and administrative expense. As a percentage of total revenue, total operating expenses increased by 14.8% to 71.2% in the three months ended March 31, 2008, as compared to 56.4% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased by $0.2 million, or 21.5%, in the three months ended March 31, 2008, from $0.9 million in the prior comparable period. The decrease resulted primarily due to decreased bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 6.0% to 28.1% for the three months ended March 31, 2008, compared to 22.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.02 million, or 5.1%, in the three months ended March 31, 2008, from $0.4 million in the prior comparable period, primarily due to increased professional services expense. As a percentage of total revenue, general and administrative expense increased by 7.5% to 18.3% in the three months ended March 31, 2008, from 10.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased by $0.3 million, or 42.3%, in the three months ended March 31, 2008, from $0.8 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 1.3% to 18.1% for the three months ended March 31, 2008, compared to 19.4% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.002 million, or 1.2%, in the three months ended March 31, 2008, from $0.2 million in the prior comparable period. The increase is related to a slightly larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses increased by 2.6% to 6.7% for the three months ended March 31, 2008, compared to 4.1% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.08 million from the prior comparable period due to a loan amendment decreasing the interest rate to prime less one percent effective February 1, 2007. Additionally, the principal balance has decreased $2.1 million since the prior comparable period due to monthly payments, and the prime rate has decreased to 5.25% as of March 19, 2008. As a percentage of total revenue, interest expense decreased by 0.5% to 4.1% for the three months ended March 31, 2008, compared to 4.6% in the prior comparable period.

Other Income: Other income decreased by $0.01 million from the prior comparable period due to lower interest rates earned on our cash balance. As a percentage of total revenue, other income increased by 1.4% to 4.4% for the three months ended March 31, 2008, compared to 3.0% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.4 million, or 56.1%, in the three months ended March 31, 2008, from $0.7 million in the prior comparable period.

Net Income: Net income decreased by $0.6 million, or 57.8%, in the three months ended March 31, 2008, compared to $1.0 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2008 and 2007:

	Six Months Ended March 31,
	2008		2007
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$5,075	87.6%	$7,398	88.5%
Shareholder service fees	691	11.9	946	11.3
Other	30	0.5	11	0.2

Total revenue	5,796	100.0	8,355	100.0

Operating expenses:
Compensation and benefits	1,488	25.7	1,770	21.2
General and administrative	1,047	18.1	900	10.8
Mutual fund distribution	1,054	18.2	1,636	19.6
Amortization and depreciation	329	5.6	326	3.8

Total operating expenses	3,918	67.6	4,632	55.4

Operating income	1,878	32.4	3,723	44.6

Interest expense	242	4.1	404	4.8
Other income	(252)	(4.3)	(235)	(2.8)

Income before income tax expense	1,888	32.6	3,554	42.6
Income tax expense	772	13.3	1,424	17.1

Net income	$1,116	19.3%	$2,130	25.5%

Revenues: Total revenue decreased by $2.6 million or 30.6%, in the six months ended March 31, 2008, from $8.4 million in the prior comparable period, primarily due to decreased average assets under management. Investment management fees decreased by $2.3 million, or 31.4%, in the six months ended March 31, 2008, from $7.4 million in the prior comparable period, and shareholder service fees decreased by $0.3 million, or 27.0%, in the six months ended March 31, 2008 from $0.9 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $801.2 million, or 42.2%, as of March 31, 2008, from $1.900 billion as of the end of the prior comparable period. The $801.2 million decrease in net mutual funds assets is attributable to redemptions of $803.6 million and market depreciation of $240.3 million, partly offset by organic inflows of $242.7 million. Redemptions as a percentage of assets under management increased from an average of 4.4% per month to 5.3% per month during the same period.

Operating Expenses: Total operating expenses decreased by $0.7 million, or 15.4%, in the six months ended March 31, 2008, from $4.6 million in the prior comparable period. The decrease resulted from decreases in compensation and benefits and mutual fund distribution expense, partly offset by increased general and administrative expense. As a percentage of total revenue, total operating expenses increased by 12.2% to 67.6% in the six months ended March 31, 2008, as compared to 55.4% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased by $0.3 million, or 15.9%, in the six months ended March 31, 2008, from $1.8 million in the prior comparable period. The decrease resulted due to decreased bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 4.5% to 25.7% for the six months ended March 31, 2008, compared to 21.2% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.1 million, or 16.3%, in the six months ended March 31, 2008, from $0.9 million in the prior comparable period, primarily due to increased professional services expense. As a percentage of total revenue, general and administrative expense increased by 7.3% to 18.1% in the six months ended March 31, 2008, from 10.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased by $0.6 million, or 35.6%, in the six months ended March 31, 2008, from $1.6 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 1.4% to 18.2% for the six months ended March 31, 2008, compared to 19.6% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.003 million, or 0.9%, in the six months ended March 31, 2008, from $0.3 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses increased by 1.8% to 5.6% for the six months ended March 31, 2008, compared to 3.8% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.2 million from the prior comparable period due to a loan amendment decreasing the interest rate to prime less one percent effective February 1, 2007. Additionally, the principal balance has decreased $2.1 million since the prior comparable period due to monthly payments, and the prime rate has decreased to 5.25% as of March 19, 2008. As a percentage of total revenue, interest expense decreased by 0.7% to 4.1% for the six months ended March 31, 2008, compared to 4.8% in the prior comparable period.

Other Income: Other income increased by $0.02 million from the prior comparable period due to a higher cash balance earning interest. As a percentage of total revenue, other income increased by 1.5% to 4.3% for the six months ended March 31, 2008, compared to 2.8% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.7 million, or 45.8%, in the six months ended March 31, 2008, from $1.4 million in the prior comparable period.

Net Income: Net income decreased by $1.0 million, or 47.6%, in the six months ended March 31, 2008, compared to $2.1 million in the prior comparable period, as a result of the factors discussed above.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing an opportunity to mitigate volatility in reported earnings caused by differing measurements. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of FAS 159 on our financial statements or results of operations.

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

The investment in the Hennessy Micro Cap Growth Fund, LLC is classified as an available-for-sale security pursuant to FASB Statement No. 115. The investment is therefore adjusted to fair market value on the balance sheet with unrealized gains or losses reported in the other comprehensive income or loss portion of stockholders’ equity.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2008 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2008 were $1.099 billion, which was a decrease of $622.1 million, or 36.2%, from September 30, 2007. Property and equipment, management agreements, and non-compete agreement acquired totaled $19.9 million as of March 31, 2008. We also invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC on October 30, 2007. We intend to keep this investment for at least eighteen months, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2008, we had cash and cash equivalents of $12.3 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund—Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $7.6 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 5.25%, in effect since March 19, 2008), less one percent (effectively 4.25%) per a loan amendment dated February 1, 2007. The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We derive most of our operating revenues from management and shareholder service fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, could reduce the net assets of our mutual funds and consequently reduce our revenues. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets could result in investors withdrawing their investments from our mutual funds or decreasing their rate of investment, either of which would likely adversely affect our revenues. Increasing redemptions could cause an impairment issue in the value of our management agreements, indefinite life assets which are assessed quarterly as discussed in the “Critical Accounting Policies” section. Risk factors are described in more detail in Item 1A, Risk Factors, in the Company’s Annual Report, filed on Form 10-K with the U.S. Securities and Exchange Commission on December 6, 2007.

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

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the six months ended March 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (6)	Maximum number of shares that may yet be purchased under the plans or programs (6)
	(a)	(b)	(c)	(d)
On the vesting date of October 4, 2007 (1)	220	$10.26	0	0
On the vesting date of November 15, 2007 (2)	993	$9.30	0	0
On the vesting date of December 1, 2007 (3)	1,225	$11.25	0	0
On the vesting dates of January 22 & 26, 2008 (4)	7,875	$9.14	0	0
Total (5)	10,313	$9.43	0	0

(1)	The shares repurchased on October 4, 2007 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on October 4, 2005.
(2)	The shares repurchased on November 15, 2007 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on November 15, 2006.
(3)	The shares repurchased on December 1, 2007 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on December 1, 2005.
(4)	The shares repurchased on January 22 and 26, 2008 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on January 22, 2007 and January 26, 2006.
(5)	The total shares repurchased were purchased at a weighted average price of $9.43 per share.
(6)	The share repurchases were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The share repurchases were done at the employees’ requests to pay for tax expense and withholding on behalf of the employees.

There were no reportable events for item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was conducted on Thursday, January 24, 2008.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2009. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld
Neil J. Hennessy	4,860,825	12,013
Teresa M. Nilsen	4,860,825	12,013
Daniel B. Steadman	4,860,825	12,013
Charles W. Bennett	4,860,825	12,013
Henry Hansel	4,860,825	12,013
Brian A. Hennessy	4,860,825	12,013
Rodger Offenbach	4,860,825	12,013
Daniel G. Libarle	4,860,475	12,363
Thomas L. Seavey	4,860,825	12,013

There were no reportable events for item 5.

Item 6.	Exhibits

31.1	Rule 13a – 14a Certification of the Chief Executive Officer
31.2	Rule 13a – 14a Certification of the Chief Financial Officer
32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 8, 2008	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer
31.2	Rule 13a – 14a Certification of the Chief Financial Officer
32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350