Form 10-Q
period 2008-06-30
HENNESSY ADVISORS INC
filed 2008-08-07
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(Issuer's telephone number)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 16, 2008 there were 5,718,036 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,586	$13,760
Investments in marketable securities, at fair value	5	6
Investment fee income receivable	762	1,165
Prepaid expenses	293	165
Deferred income tax asset	246	303
Other current assets	5	15

Total current assets	13,897	15,414

Property and equipment, net of accumulated depreciation of $256 and $179	322	337
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $1,616 and $1,212	—	404
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	447	—
Other assets	75	143

Total assets	$34,147	$35,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$911	$2,019
Income taxes payable	—	68
Current portion of deferred rent	1	1
Current portion of long-term debt	2,091	2,091

Total current liabilities	3,003	4,179

Long-term debt	4,940	6,508
Long-term portion of deferred rent	36	35
Deferred income tax liability	1,878	1,627

Total liabilities	9,857	12,349

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,718,036 shares issued and outstanding at June 30, 2008 and 5,702,493 at September 30, 2007	8,146	7,921
Additional paid-in capital	852	1,017
Accumulated other comprehensive loss	(65)	—
Retained earnings	15,357	14,417

Total stockholders’ equity	24,290	23,355

Total liabilities and stockholders’ equity	$34,147	$35,704

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Condensed Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2008	2007	2008	2007
Revenue
Investment advisory fees	$2,045	$3,537	$7,120	$10,935
Shareholder service fees	268	454	959	1,400
Other	5	—	35	11

Total revenue	2,318	3,991	8,114	12,346

Operating expenses
Compensation and benefits	653	880	2,141	2,650
General and administrative	529	439	1,576	1,339
Mutual fund distribution	374	754	1,428	2,390
Amortization and depreciation	166	164	495	490

Total operating expenses	1,722	2,237	5,640	6,869

Operating income	596	1,754	2,474	5,477

Interest expense	77	172	319	576
Other income	(84)	(138)	(336)	(373)

Income before income tax expense	603	1,720	2,491	5,274
Income tax expense	263	696	1,035	2,120

Net income	$340	$1,024	$1,456	$3,154

Earnings per share:
Basic	$0.06	$0.18	$0.26	$0.56

Diluted	$0.06	$0.17	$0.25	$0.53

Weighted average shares outstanding:
Basic	5,659,841	5,649,823	5,647,262	5,631,408

Diluted	5,801,472	5,959,184	5,822,314	5,952,636

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2008

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2007	5,702,493	$7,921	$1,017	$14,417	$—	$23,355
Net income for nine months ended June 30, 2008	—	—	—	1,456	—	1,456
Dividends paid	—	—	—	(515)	—	(515)
Employee restricted stock vested	25,856	321	(321)	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(10,313)	(96)	—	(1)	—	(97)
Employee and director restricted stock compensation	—	—	354	—	—	354
Employee restricted stock forfeited	—	—	(11)	—	—	(11)
Unrealized loss on investment	—	—	—	—	(65)	(65)
Tax benefit of RSU vesting	—	—	(187)	—	—	(187)

Balance as of June 30, 2008	5,718,036	$8,146	$852	$15,357	$(65)	$24,290

See accompanying notes to unaudited condensed financial statements.

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$1,456	$3,154
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	495	490
Deferred income taxes	308	270
Tax benefit from options exercised and restricted stock unit vesting	(187)	258
Restricted stock units vested	(97)	(15)
Deferred restricted stock unit compensation	354	245
Restricted stock units forfeited	(11)	—
Unrealized (gain)/loss on marketable securities	1	(1)
(Increase) decrease in operating assets:
Investment fee income receivable	403	102
Prepaid expenses	(128)	(25)
Other current assets	10	(2)
Other assets	56	(30)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,108)	(492)
Income taxes payable	(68)	—
Long-term portion of deferred rent	1	33

Net cash provided by operating activities	1,485	3,987

Cash flows used in investing activities:
Purchases of property and equipment	(64)	(30)
Purchases of the Hennessy Micro Cap Growth Fund, LLC	(512)	—

Net cash used in investing activities	(576)	(30)

Cash flows used in financing activity:
Principal payments on long-term debt	(1,568)	(1,568)
Proceeds from exercise of employee stock options	—	183
Dividend payment	(515)	(456)
Cash paid for fractional shares	—	(2)

Net cash used in financing activity	(2,083)	(1,843)

Net (decrease) increase in cash and cash equivalents	(1,174)	2,114
Cash and cash equivalents at the beginning of the period	13,760	10,360

Cash and cash equivalents at the end of the period	$12,586	$12,474

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(65)	$—

Cash paid for:
Income taxes	$1,176	$1,689

Interest	$335	$591

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2008, the operating results for the nine months ended June 30, 2008 and June 30, 2007, and the cash flows for the nine months ended June 30, 2008 and June 30, 2007. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

(2) Management Contracts

As of June 30, 2008, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund-Series II.

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

As of October 1, 2007, Hennessy Advisors, Inc. was also appointed the Managing Member of the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). Hennessy Advisors, Inc. will serve as the Managing Member until its resignation or removal. The Managing Member may voluntarily resign with 30 days’ prior written notice to the other members or 60 days’ prior written notice if there is not then a remaining Managing Member. At any time, the Managing Member may designate an additional Managing Member or designate a successor Managing Member with no further consent or approval required from the other members. The Managing Member may be removed at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” defined as members other than members who are the Managing Member or affiliates of the Managing Member.

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

The investment is classified at fair market value on the balance sheet as an available-for-sale security subject to FASB Statement No. 115. The fair market value of the investment at June 30, 2008 was $0.4 million.

(4) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 5.00%, in effect since May 1, 2008), less one percent (effectively 4.00%) per a loan amendment dated February 1, 2007. The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

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

In the Hennessy Micro Cap Growth Fund, LLC, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period).

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

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of June 30, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company did not have any amounts of unrecognized tax benefits as of October 1, 2007 (adoption date) and June 30, 2008. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2003 through 2007 tax years remain open in California.

The Company’s effective tax rate for the nine months ended June 30, 2008 and 2007, were 41.5% and 40.2%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

As the exercise prices of all options granted under the Plan prior to the adoption of FAS 123R were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the nine month periods ended June 30, 2008 and 2007.

During the nine months ended June 30, 2008, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the nine months ended June 30, 2008 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2008
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date

Non-vested Balance at September 30, 2007	72,508	$14.80
Granted	56,000	$9.52
Vested	(25,276)	$13.30
Forfeited	(5,313)	$12.74

Non-vested Balance at June 30, 2008	97,919	$12.34

Restricted Stock Unit Compensation Nine Months Ended June 30, 2008
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,076
Compensation Expense recognized as of June 30, 2008	(868)

Unrecognized compensation expense related to RSU's at June 30, 2008	$1,208

As of June 30, 2008, there was $1.2 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires October 31, 2010 with one five-year extension available thereafter.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable lease at One Landmark Square, Suite 424, in Stamford, Connecticut. The lease was amended on April 1, 2008 and expires September 30, 2011.

As of June 30, 2008, there was an amendment to the lease agreement at One Landmark Square causing an increase in the future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(10) Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2008 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the SEC on December 6, 2007, except for the classification of an investment in the Hennessy Micro Cap Growth Fund, LLC as an available-for-sale security, as discussed in the “Critical Accounting Policies” section.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $1.09 billion as of June 30, 2008.

The assets we manage in total have decreased since June 30, 2007 as a result of redemptions outpacing inflows. We have been experiencing net outflows from our funds, but since the calendar year end, the trend has been decreasing. However, market impact is unpredictable. The uncertainty in the marketplace has caused greater fluctuations in fund performance which may cause decreases in fund inflows as shareholders react. The following table illustrates the changes in assets under management from June 30, 2007 through June 30, 2008:

	Assets Under Management At Each Quarter End, June 30, 2007 through June 30, 2008
	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008
	(In Thousands)
Beginning assets under management	$1,899,944	$1,913,870	$1,720,763	$1,425,531	$1,098,695
Organic inflows	78,320	55,024	32,911	76,398	63,237
Redemptions	(200,095)	(161,591)	(242,867)	(199,018)	(105,092)
Market appreciation (depreciation)	135,701	(86,540)	(85,276)	(204,216)	37,951

Ending assets under management	$1,913,870	$1,720,763	$1,425,531	$1,098,695	$1,094,791

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2008, this asset had a net balance of $19.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of June 30, 2008, this liability, including the current portion of long-term debt, had a balance of $7.0 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$2,045	88.2%	$3,537	88.6%
Shareholder service fees	268	11.6	454	11.4
Other	5	0.2	—	—

Total revenue	2,318	100.0	3,991	100.0

Operating expenses:
Compensation and benefits	653	28.2	880	22.1
General and administrative	529	22.8	439	11.0
Mutual fund distribution	374	16.1	754	18.9
Amortization and depreciation	166	7.2	164	4.1

Total operating expenses	1,722	74.3	2,237	56.1

Operating income	596	25.7	1,754	43.9
Interest expense	77	3.3	172	4.3
Other income	(84)	(3.6)	(138)	(3.5)

Income before income tax expense	603	26.0	1,720	43.1
Income tax expense	263	11.3	696	17.4

Net income	$340	14.7%	$1,024	25.7%

Revenues: Total revenue decreased by $1.7 million or 41.9%, in the three months ended June 30, 2008, from $4.0 million in the prior comparable period, due to decreased average assets under management. Investment management fees decreased by $1.5 million, or 42.2%, in the three months ended June 30, 2008, from $3.5 million in the prior comparable period, and shareholder service fees decreased by $0.2 million, or 41.0%, in the three months ended June 30, 2008 from $0.5 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $819.1 million, or 42.8%, as of June 30, 2008, from $1.914 billion as of the end of the prior comparable period. The $819.1 million decrease in net mutual funds assets is attributable to redemptions of $708.6 million and market depreciation of $338.1 million, partly offset by organic inflows of $227.6 million. Redemptions as a percentage of assets under management decreased from an average of 3.5% per month to 3.1% per month during the same period.

Operating Expenses: Total operating expenses decreased by $0.5 million, or 23.0%, in the three months ended June 30, 2008, from $2.2 million in the prior comparable period. The decrease resulted from decreases in compensation and benefits and mutual fund distribution expense, partly offset by increased general and administrative expense. As a percentage of total revenue, total operating expenses increased by 18.2% to 74.3% in the three months ended June 30, 2008, as compared to 56.1% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased by $0.2 million, or 25.8%, in the three months ended June 30, 2008, from $0.9 million in the prior comparable period. The decrease resulted primarily due to decreased bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 6.1% to 28.2% for the three months ended June 30, 2008, compared to 22.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.09 million, or 20.5%, in the three months ended June 30, 2008, from $0.4 million in the prior comparable period, primarily due to increased professional services expense. As a percentage of total revenue, general and administrative expense increased by 11.8% to 22.8% in the three months ended June 30, 2008, from 11.0% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased by $0.4 million, or 50.4%, in the three months ended June 30, 2008, from $0.8 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 2.8% to 16.1% for the three months ended June 30, 2008, compared to 18.9% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.002 million, or 1.2%, in the three months ended June 30, 2008, from $0.2 million in the prior comparable period. The increase is related to a slightly larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses increased by 3.1% to 7.2% for the three months ended June 30, 2008, compared to 4.1% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.1 million from the prior comparable period due to declining interest rates. Additionally, the principal balance has decreased $2.1 million since the end of the prior comparable period due to monthly payments. As a percentage of total revenue, interest expense decreased by 1.0% to 3.3% for the three months ended June 30, 2008, compared to 4.3% in the prior comparable period.

Other Income: Other income decreased by $0.05 million from the prior comparable period due to lower interest rates earned on our cash balance. As a percentage of total revenue, other income increased by 0.1% to 3.6% for the three months ended June 30, 2008, compared to 3.5% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.4 million, or 62.2%, in the three months ended June 30, 2008, from $0.7 million in the prior comparable period.

Net Income: Net income decreased by $0.7 million, or 66.8%, in the three months ended June 30, 2008, compared to $1.0 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2008 and 2007:

	Nine Months Ended June 30,
	2008		2007
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$7,120	87.7%	$10,935	88.6%
Shareholder service fees	959	11.8	1,400	11.3
Other	35	0.5	11	0.1

Total revenue	8,114	100.0	12,346	100.0

Operating expenses:
Compensation and benefits	2,141	26.4	2,650	21.5
General and administrative	1,576	19.4	1,339	10.8
Mutual fund distribution	1,428	17.6	2,390	19.4
Amortization and depreciation	495	6.1	490	3.9

Total operating expenses	5,640	69.5	6,869	55.6

Operating income	2,474	30.5	5,477	44.4
Interest expense	319	3.9	576	4.7
Other income	(336)	(4.1)	(373)	(3.0)

Income before income tax expense	2,491	30.7	5,274	42.7
Income tax expense	1,035	12.8	2,120	17.2

Net income	$1,456	17.9%	$3,154	25.5%

Revenues: Total revenue decreased by $4.2 million or 34.3%, in the nine months ended June 30, 2008, from $12.3 million in the prior comparable period, due to decreased average assets under management. Investment management fees decreased by $3.8 million, or 34.9%, in the nine months ended June 30, 2008, from $10.9 million in the prior comparable period, and shareholder service fees decreased by $0.4 million, or 31.5%, in the nine months ended June 30, 2008 from $1.4 million in the prior comparable period. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $819.1 million, or 42.8%, as of June 30, 2008, from $1.914 billion as of the end of the prior comparable period. The $819.1 million decrease in net mutual funds assets is attributable to redemptions of $708.6 million and market depreciation of $338.1 million, partly offset by organic inflows of $227.6 million. Redemptions as a percentage of assets under management decreased from an average of 3.5% per month to 3.1% per month during the same period.

Operating Expenses: Total operating expenses decreased by $1.2 million, or 17.9%, in the nine months ended June 30, 2008, from $6.9 million in the prior comparable period. The decrease resulted from decreases in compensation and benefits and mutual fund distribution expense, partly offset by increased general and administrative expense. As a percentage of total revenue, total operating expenses increased by 13.9% to 69.5% in the nine months ended June 30, 2008, as compared to 55.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased by $0.5 million, or 19.2%, in the nine months ended June 30, 2008, from $2.7 million in the prior comparable period. The decrease resulted due to decreased bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 4.9% to 26.4% for the nine months ended June 30, 2008, compared to 21.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased by $0.2 million, or 17.7%, in the nine months ended June 30, 2008, from $1.3 million in the prior comparable period, primarily due to increased professional services expense. As a percentage of total revenue, general and administrative expense increased by 8.6% to 19.4% in the nine months ended June 30, 2008, from 10.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased by $1.0 million, or 40.3%, in the nine months ended June 30, 2008, from $2.4 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 1.8% to 17.6% for the nine months ended June 30, 2008, compared to 19.4% in the prior comparable period. The decreased costs are due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade.

Amortization and Depreciation Expense: Amortization and depreciation expense increased by $0.005 million, or 1.0%, in the nine months ended June 30, 2008, from $0.5 million in the prior comparable period. The increase is related to a larger fixed asset balance being depreciated in the current period. As a percentage of total revenue, amortization and depreciation expenses increased by 2.2% to 6.1% for the nine months ended June 30, 2008, compared to 3.9% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.3 million from the prior comparable period due to declining interest rates. Additionally, the principal balance has decreased $2.1 million since the end of the prior comparable period due to monthly payments. As a percentage of total revenue, interest expense decreased by 0.8% to 3.9% for the nine months ended June 30, 2008, compared to 4.7% in the prior comparable period.

Other Income: Other income decreased by $0.04 million from the prior comparable period due to declining interest rates earned on the cash balance. As a percentage of total revenue, other income increased by 1.1% to 4.1% for the nine months ended June 30, 2008, compared to 3.0% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $1.1 million, or 51.2%, in the nine months ended June 30, 2008, from $2.1 million in the prior comparable period.

Net Income: Net income decreased by $1.7 million, or 53.8%, in the nine months ended June 30, 2008, compared to $3.2 million in the prior comparable period, as a result of the factors discussed above.

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

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS 160”). This standard establishes reporting requirements that clearly identify and distinguish between the interests of the parents and the interests of the non-controlling owners. FAS 160 is effective for fiscal years and interim periods beginning after December 15, 2008. We do not expect FAS 160 to have an effect on our financial statements or results of operations.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). This standard requires enhanced disclosures about a company’s derivative and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect FAS 161 to have an effect on our financial statements or results of operations.

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

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FASB No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of FASB Statement No. 142 on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted quarterly and coincides with our quarterly and annual financial reporting. Based on our detailed assessment of current fair market value, the value of the management agreements acquired has not been impaired. Increasing redemptions and market depreciation could cause the valuation of management agreements acquired to become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

The investment in the Hennessy Micro Cap Growth Fund, LLC is classified as an available-for-sale security pursuant to FASB Statement No. 115. The investment is therefore adjusted to fair market value on the balance sheet with unrealized gains or losses reported in the other comprehensive income or loss portion of stockholders’ equity.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2008 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2008 were $1.095 billion, which was a decrease of $626.0 million, or 36.4%, from September 30, 2007. Property and equipment and management agreements acquired totaled $19.7 million as of June 30, 2008. We also invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC on October 30, 2007. We intend to keep this investment for at least eighteen months, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2008, we had cash and cash equivalents of $12.6 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund—Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. We currently have $7.0 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 5.00%, in effect since May 1, 2008), less one percent (effectively 4.00%) per a loan amendment dated February 1, 2007. The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 7, 2008	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350