Form 10-K
period 2008-09-30
HENNESSY ADVISORS INC
filed 2008-12-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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

(415) 899-1555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $7.90 on March 31, 2008, was $27,419,786.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 31, 2008 there were 5,719,227 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference in Parts II and III.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2008

Table of Contents:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Overview

We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our six open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We use quantitative stock selection strategies to manage each of the Hennessy Funds. In total, the net assets of the mutual funds we manage have increased by 352% from $194 million on September 30, 2001 to $876 million as of September 30, 2008. However, the current asset balance is a decrease of 49% from the prior year ending balance of $1.7 billion due to volatility in the market place which has lead to increased redemptions and declining market performance.

Each of the Hennessy Funds pays fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs (including evaluation, sale and reinvestment of assets), the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions and the preparation and distribution of reports and statistical information. The original class shares of all six of our mutual funds also pay fees to us for shareholder services. Shareholder services consist primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

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

In November 2007, we opened the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund. Hennessy Advisors, Inc. is the managing member and invested approximately $0.5 million in the Micro Cap Growth Fund at inception.

In March 2008, we established an institutional share class for four of our mutual funds: the Hennessy Growth Fund, the Hennessy Growth Fund, Series II, the Hennessy Focus 30 Fund and the Hennessy Cornerstone Value Fund. The institutional shares require a minimum investment of $0.25 million per fund, and net expenses do not exceed 0.98% of the average daily net assets of the Funds.

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust. Our management agreement with: Hennessy Funds, Inc. covers the Hennessy Total Return Fund and Hennessy Balanced Fund; with Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust covers the Hennessy Cornerstone Growth Fund, Series II. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors or trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust consist of four individuals, including our chairman of the board and chief executive officer, Neil J. Hennessy, and three independent directors or trustees. Under the Investment Company Act of 1940, a majority of the independent directors or trustees must approve the entry into and continuation of our management agreements. The independent directors also have sole responsibility for selecting and nominating other independent directors or trustees.

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

In exchange for all of these services, we receive a management fee from each of our mutual funds, which is based on the amount of each fund’s average daily net assets. The annual management fees payable to us by our mutual funds are as follows:

Fund	Management Fee (as a percentage of fund assets)
Hennessy Cornerstone Growth Fund (all classes)	0.74%
Hennessy Cornerstone Growth Fund, Series II (all classes)	0.74%
Hennessy Focus 30 Fund (all classes)	0.74%
Hennessy Cornerstone Value Fund (all classes)	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Balanced Fund	0.60%

For the institutional share classes of the funds, we have a contractual obligation to waive the advisory fee to the extent necessary to ensure that net expenses do not exceed 0.98% of the average daily net assets of the funds.

Our management agreements must be renewed annually by a majority of the directors and trustees of the investment companies, and the majority must include a majority of all disinterested directors or trustees. Two other circumstances might lead to termination of the management agreements: the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block), and the termination of the agreement, via written notice, by our firm or by one of the funds’ investment companies which causes termination after 60 days of the notice. The current management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the trustees of the Hennessy Funds Trust on March 4, 2008 for a period of one year.

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

In the Hennessy Micro Cap Growth Fund, LLC, the annual advisory fee is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member. Additionally, an “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period).

Shareholder Services

In addition to our management agreements, we also have shareholder servicing agreements covering the original share classes of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund and Hennessy Balanced Fund. We have provided shareholder services under a shareholder servicing agreement to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund since October 2003, to the Hennessy Focus 30 Fund since June 30, 2005, to the Hennessy Cornerstone Growth Fund, Series II since July 1, 2005, and to the Hennessy Total Return Fund and Hennessy Balanced Fund since July 1, 2007. Under these agreements, we provide administrative support services to these funds, including, among other things, the following:

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

12b-1 Plan

The Hennessy Total Return Fund and Hennessy Balanced Fund have each adopted a 12b-1 plan. Under Rule 12b-1 of the Investment Company Act of 1940, mutual funds can adopt a plan that allows them to make payments to third parties in connection with the distribution of their fund shares. Such distribution activities might include: advertising; compensation paid to financial institutions, broker-dealers, and others for sales and marketing; shareholder accounting services; the printing and mailing of prospectuses to other than existing shareholders; and the printing and mailing of sales literature. Mutual funds can also employ a distributor to distribute and market mutual fund shares. 12b-1 fees can be used to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for other than existing shareholders, advertising and the preparation and distribution of sales literature. The 12b-1 plan adopted by the Hennessy Total Return Fund and the Hennessy Balanced Fund authorizes each fund to make payments at an annual rate not to exceed 0.15% of each Fund’s average daily net assets. The SEC has considered changes to Rule 12b-1 of the Investment Company Act of 1940 and although no specific proposals are currently pending, changes to Rule 12b-1 could restrict our current practices.

Custodial and Brokerage Arrangements

All shareholder funds are held by third party custodians. Independent brokerage firms execute all trades for our funds, at our direction.

Currently, we participate in four “soft dollar” arrangements. This means that we receive research reports and real-time electronic research to assist us in trading and managing our mutual funds. Under these soft dollar arrangements, we pay brokerage commissions for securities trades on behalf of a mutual fund that may be higher than the commissions that we would pay through a different brokerage firm, but in exchange we receive research or other services that benefit our mutual funds. Our soft dollar arrangements comply with SEC guidance regarding soft dollars.

License Agreement

Our ability to use the names and formulaic investment strategies of the funds now known as the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund are governed by the terms and conditions of a license agreement, dated as of April 10, 2000, with Netfolio, Inc. Under the license agreement, Netfolio, Inc. granted us a perpetual, paid-up, royalty-free, exclusive license to use certain trademarks, such as “Strategy Indexing,” “Cornerstone Growth” and “Cornerstone Value,” as well as the formula investment strategies used by the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund. All of our advertising, marketing, promotional and other materials incorporating or referring to the trademarks are subject to the prior written approval of Netfolio, Inc., except that we do not need Netfolio Inc.’s prior written approval to use the trademarks in a manner that is not substantially unchanged from any prior use by Netfolio, Inc. in its own business or from any prior use by us previously approved by Netfolio, Inc. We can assign the license to another person or entity if the assignee agrees in writing to be bound by the terms of the license agreement. There are no ongoing licensing fees associated with this license agreement and Netfolio, Inc. does not have any contractual rights to terminate the license agreement.

Business Strategy

From 1996, when we started our first mutual fund, until September 30, 2008, we have grown our assets under management to $876 million, with fluctuations during that time. Recent market conditions have created significant volatility in the equities markets, causing increased redemptions and negative performance. However, we strive to increase our profitability and assets under management by implementing the following key strategies:

–Utilizing our branding and marketing campaign for growth.

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

–Expanding our distribution network to additional mutual fund supermarkets.

One of the ways that investors can buy shares of our mutual funds is through mutual fund supermarkets, principally Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $876 million of assets under management in our mutual funds as of September 30, 2008, approximately 67% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

–Increasing our current base of investment professionals who utilize no-load mutual funds for their clients.

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

–Securing participation in the platforms of national full-service firms that permit their investment professionals to utilize no-load funds for their clients.

We will strive to continue developing relationships with national full-service firms that permit their investment professionals to offer no-load funds to their clients as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

–Pursuing selective acquisitions.

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

–Deliver strong, high quality financial results.

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

–Increasing our distribution to new and existing clients.

We recently hired Kevin Rowell, who also serves as President of Hennessy Funds, to build a distribution plan to generate organic growth in our Funds. The core of the distribution team centers around: internal wholesaling, relationship management and investment research analysis. The distribution effort is supported by the marketing department by providing institutional quality advisor materials and heightened brand awareness. The distribution team is working on building and maintaining a database covering key platforms, delivering content to the analyst community and developing a “research center” website for our Funds.

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

We have developed an aggressive public relations outreach program to target audiences we would otherwise be unable to address. Our public relations outreach program has resulted in Hennessy Funds being mentioned in national print and broadcast media an average of once every two to three days in such vehicles as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily, to name a few. To facilitate our presence in the media, we installed LiveStudio, an in- house studio providing Mr. Hennessy with a direct link to the media broadcasts he frequents. The LiveStudio was completed and placed in service as of March 2008.

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

Investment Strategy

Each of the Hennessy Funds employs a consistent and repeatable investment process, combining time-tested, purely quantitative stock selection formulas with a highly disciplined, team-managed approach. Our stock selection formulas have been tested over historical periods for hypothetical performance results, and we adhere to our proven formulas in all types of market conditions. A brief description of each of our mutual fund’s objective and investment formula follows:

–Hennessy Cornerstone Growth Fund (HFCGX and HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital. While it has historically selected small cap companies, the formula may select mid and large cap companies. This fund screens a universe of stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 stocks with the highest one-year price appreciation.

–Hennessy Cornerstone Growth Fund, Series II (HENLX and HINLX). The Hennessy Cornerstone Growth Fund, Series II seeks long-term capital appreciation. This fund utilizes the same investment formula as the Hennessy Cornerstone Growth Fund but rebalances its portfolio at a different time of the year, in an effort to create as different a portfolio of stocks as possible.

–Hennessy Focus 30 Fund (HFTFX and HIFTX). The Hennessy Focus 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies. This fund screens a universe of stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation over a three- and six-month period. The fund then invests in the 30 stocks with the highest one-year price appreciation.

–Hennessy Cornerstone Value Fund (HFCVX and HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in large, dividend-paying companies. This fund screens a universe of stocks with above average market capitalization, shares outstanding and cash flow, and 12-month sales that are at least 50% higher than average. The fund then invests in the 50 stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

–Hennessy Total Return Fund (HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 75% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 25% in U.S. Treasury securities with a maturity of less than one year.

–Hennessy Balanced Fund (HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately fifty percent of its assets in the Dogs of the Dow stocks and approximately fifty percent in U.S. Treasury securities with a maturity of less than one year.

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2008. Although we did not begin managing the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund until June 2000, we have included historical performance information for these funds from their inception date of November 1, 1996 because the previous investment manager to these funds managed the funds using the same strategies that we still use today. Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of our mutual funds is no guarantee of future performance and all of these mutual funds have experienced negative performance over various time periods in the past and may do so again in the future:

Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Institutional Class Share – HICGX	-31.16%	-7.93%	2.85%	11.11%	10.19%
Original Class Share – HFCGX	-31.29%	-7.99%	2.82%	11.09%	10.17%
S&P 400 Mid cap Index (2)(6)	-16.68%	1.78%	8.65%	10.29%	10.98%
S&P 500 (1)(2)	-21.98%	0.22%	5.17%	3.06%	6.08%

Hennessy Cornerstone Growth Fund, Series II	1 Year	3 Years	5 Years	10 Years	Since Inception (07/01/05)
Institutional Class Share – HINLX	-41.05%	-12.46%	N/A	N/A	-11.64%
Original Class Share – HENLX	-40.88%	-12.38%	N/A	N/A	-11.56%
Russell 2000 Growth Index (2)(3)	-17.07%	1.45%	N/A	N/A	3.13%
S&P 500 (1)(2)	-21.98%	0.22%	N/A	N/A	1.21%

Hennessy Focus 30 Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (09/17/03)
Institutional Class Share – HIFTX	-20.41%	0.40%	11.19%	N/A	10.10%
Original Class Share – HFTFX	-20.25%	0.47%	11.23%	N/A	10.15%
S&P 400 Mid cap Index (2)(6)	-16.68%	1.78%	8.65%	N/A	7.99%
S&P 500 (1)(2)	-21.98%	0.22%	5.17%	N/A	4.52%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Institutional Class Share – HICVX	-31.83%	-3.67%	3.12%	4.10%	4.28%
Original Class Share – HFCVX	-31.83%	-3.67%	3.12%	4.10%	4.28%
Russell 1000 Index (2)(4)	-22.10%	0.13%	5.49%	3.49%	6.27%
S&P 500 (1)(2)	-21.98%	0.22%	5.17%	3.06%	6.08%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (07/29/98)
Original Class Share – HDOGX	-20.90%	1.94%	3.68%	2.51%	2.56%
Dow Jones Industrial Average (2)(5)	-19.85%	3.34%	5.60%	5.45%	4.08%
S&P 500 (1)(2)	-21.98%	0.22%	5.17%	3.06%	2.02%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (03/08/96)
Original Class Share – HBFBX	-14.49%	1.96%	2.14%	2.14%	3.75%
Dow Jones Industrial Average (2)(5)	-19.85%	3.34%	5.60%	5.45%	7.76%
S&P 500 (1)(2)	-21.98%	0.22%	5.17%	3.06%	6.76%

The performance shown for Institutional Class shares for the periods prior to March 3, 2008 represents the performance of the Original Class shares of each of the Funds. The inception dates of the Original Class shares are noted above, while the Institutional Class shares were first offered on March 3, 2008. Performance of the Institutional Class shares will differ from that of the Original Class shares to the extent that the classes have different expenses.

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of U.S. stocks.

(2)	Reflects no deduction for fees or expenses.

(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.

(4)	The Russell 1000 Value Index is a recognized large-cap index of U.S. stocks.

(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.

(6)	The S&P Mid-cap 400 Index is a recognized mid-cap index of U.S. stocks.

Development of New Investment Strategies

We begin developing new investment strategies by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we develop a new investment strategy by screening the appropriate universe of stocks with a set of parameters that we believe identify stocks that will produce higher long-term returns with lower associated risk than their relative indices. We introduce new investment strategies into the marketplace by opening and directly marketing a new mutual fund, by acquiring the management agreement for an existing mutual fund and implementing our new strategy or by changing the investment strategy of one of our existing funds.

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

Regulation

Virtually all aspects of our business are subject to federal and state laws and regulations. These laws and regulations are intended to protect shareholders of registered investment companies and clients of registered investment advisors. We believe that we are in compliance in all material respects with all laws and regulations.

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

In response to the 2001 to 2004 scandals in the financial services industry regarding late trading, market timing and the selective disclosure of portfolio information, the U.S. Congress and the various regulatory agencies that supervise our operations have adopted various legislative and regulatory proposals. The SEC, other regulators and Congress continue to investigate certain practices in our industry. In addition, we are subject to periodic examination by the SEC under SEC rules and regulations. The most recent SEC examination occurred in August, 2007 for the period of January 1, 2005 to June 30, 2007. The findings of the examination were minor in nature and had no effect on our financial statements.

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

EMPLOYEES

As of September 30, 2008, Hennessy Advisors, Inc. employed fourteen full-time employees.

Neil J. Hennessy is the Chairman of the Board, Chief Executive Officer and Portfolio Manager, as well as President of Hennessy Advisors. Teresa M. Nilsen is an Executive Vice President, Chief Financial Officer, Secretary and a Director. Daniel B. Steadman is an Executive Vice President in charge of expansion and a Director. Frank Ingarra is responsible for stock trading and is the Co-Portfolio Manager of our mutual funds. Other employees include Kevin Rowell, President of Hennessy Funds; Tania Kelley, Marketing Director; Harry Thomas, Chief Compliance Officer; Brian Peery, Director of Research; Adam Pennacchio, Research Analyst; Kathryn Walwyn, Controller; Ana Miner, Operations Specialist; Joseph Fahy, Relationship Manager; Michelle Hennessy, Sales Associate; and Lauren Puliafico, Receptionist.

ITEM 1A.	RISK FACTORS

Risks relating to our business

–Our revenues decline when the value of the securities held by the mutual funds we manage declines.

We derive all of our operating revenues from management and shareholder servicing fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors, such as the sub-prime lending crisis, that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, has reduced the net assets of our mutual funds and consequently reduced our revenues, and could continue to do so in the future. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets has resulted in investors withdrawing their investments from our mutual funds and decreasing their rate of investment, both of which have adversely affected our revenues. This risk is further discussed and quantified in Item 7A in this Annual Report to form 10-K.

–Investors in our mutual funds can redeem their investments in our funds at any time and for any reason, including poor investment performance. This adversely affects our revenues.

Fund investors may redeem their investments in any of our mutual funds at any time and for any reason without prior notice. Investors may also reduce the total amount of assets that they have invested with us for a number of reasons, including our investment performance, changes in prevailing interest rates and financial market performance. Success in the investment management and mutual fund business is dependent on investment performance, as well as distribution and client servicing. If our mutual funds perform poorly compared to the mutual funds of other investment management firms, we may experience a decrease in purchases of shares of our mutual funds and an increase in redemptions of shares of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenues.

–Adverse opinions of our mutual funds by third party rating agencies or industry analysts could decrease new investments in or accelerate redemptions from our mutual funds, which adversely affects our revenues.

Many investors rely heavily on the opinions of third party rating agencies and industry analysts when making decisions to purchase or redeem shares of mutual funds. Adverse opinions regarding our mutual funds could erode investor confidence, potentially leading to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenues.

–Investor behavior is influenced by short-term investment performance of mutual funds. Poor short-term performance of our mutual funds could cause a decrease in new investments in or accelerate redemptions from our mutual funds, which adversely affects our revenues.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of our mutual funds, irrespective of longer-term success, could potentially lead to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenues.

–We utilize quantitative investment strategies that require us to invest in specific portfolios of securities and hold these positions for approximately one year. Entering into, maintaining or liquidating one or more of these positions in accordance with our investment strategies could have a material adverse effect on the performance of our mutual funds.

We adhere to the investment strategies for each of our mutual funds during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies during the annual rebalancing of our mutual funds may result in the elimination of better performing assets from our funds’ portfolios and an increase in investments with relatively lower total return. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could result in relatively lower performance of our mutual funds and adversely affect the net assets of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenues.

–We depend upon Neil J. Hennessy to manage our business. The loss of Mr. Hennessy may adversely affect our business and financial condition.

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

–Our business is extensively regulated and our failure to comply with regulatory requirements may harm our financial condition.

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

–The costs of full compliance with new securities regulations may increase expenses and reduce earnings.

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

–Management contracts acquired by the Company are indefinite life assets subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

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

–Acquisitions involve inherent risks that could adversely affect our operating results and financial condition as well as dilute the holdings of current shareholders.

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

–Our management and shareholder servicing agreements can be terminated on short notice and are subject to annual renewals.

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

–We face intense competition in attracting investors and retaining net assets in our mutual funds.

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

–Assets invested through mutual fund supermarkets have a higher risk of redemption due to more accessibility to alternative investment options.

The mutual fund assets held through mutual fund supermarkets, as opposed to assets directly invested in our mutual funds, can be more easily moved to investments in funds outside of our fund family. Mutual fund supermarkets are attractive to investors because of the ease of accessibility to a variety of funds, but this causes the investments to be more sensitive to fluctuations in performance, especially in the short-term. Our most recent asset acquisition (the Henlopen fund in July 2005) was largely an acquisition of assets held at mutual fund supermarkets, which has increased our risk of redemptions. If we are not able to retain the investor assets held through mutual fund supermarkets, it will cause decreased net assets in our mutual funds; as a result, our revenues could decline and our business, financial condition and results of operations would suffer.

–Market pressure to lower our management fees could reduce our profit margin.

To the extent we are forced to compete on the basis of the management fees we charge our mutual funds, we may not be able to maintain our current fee structure. Historically, we have competed primarily on the performance of our mutual funds and not on the level of our management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in some segments of the investment management industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund shareholders with investment returns and service that will encourage them to invest in the mutual funds that pay our fees. We cannot be assured that we will succeed in providing investment returns that will allow us to maintain our current fee structure. Fee reductions on existing or future business could have a material adverse effect on our results of operations.

–We may be required to forego all or a portion of our fees under our management agreements covering our mutual funds.

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

–Changes in mutual fund supermarkets’ fee structures could reduce our revenues, increase our expenses and slow our growth.

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

–We depend on third party investment professionals and the distribution channels they utilize to market our mutual funds.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term expires on September 30, 2010, with one five-year extension available.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated. All per share amounts have been restated to reflect a 3-for-2 stock split that occurred on March 7, 2007:

	Price Range		Dividends Paid per Share
Fiscal Year Ended September 30, 2008	High	Low
First Quarter	$13.00	$8.56	—
Second Quarter	12.00	5.25	$0.09	(1)
Third Quarter	8.50	5.00	—
Fourth Quarter	6.20	3.60	—

	Price Range		Dividends Paid per Share
Fiscal Year Ended September 30, 2007	High	Low
First Quarter	$16.95	$14.95	—
Second Quarter	17.33	15.29	$0.08	(2)
Third Quarter	15.50	13.00	—
Fourth Quarter	13.00	10.00	—

(1)	We paid a cash dividend on March 7, 2008 of $0.09 per share.
(2)	We paid a cash dividend on March 7, 2007 of $0.08 per share.

On October 29, 2008, the last reported sale price of our common stock on the OTC Bulletin Board was $3.25 per share.

STOCK PERFORMANCE GRAPH

The following graph compares total stockholder returns of Hennessy Advisors, Inc. for the five-year period ended September 30, 2008, with the total returns of the Dow Jones Select MicroCap Index and an index of our identified peer group. The graph assumes that $100 was invested September 30, 2003 in Hennessy Advisors, Inc. stock and equally across all stocks included in the indices, and covers the period through September 30, 2008. Total return includes reinvestment of all dividends.

The Dow Jones Select MircoCap (“DJSM”) Index is a composite of 250 publicly traded stocks whose market capitalizations fall within a range defined by the bottom two deciles of NYSE stocks. The stocks are screened by trading volume and financial indicators such as P/E ratio, trailing price/sales ratio, operations profit margins, per-share profit change for the previous quarter, and six-month total return to represent micro-cap stocks trading on the New York Stock Exchange. The DJSM Index was first published in June 2005, but includes results prior to this date based on back-tested information. The DJSM Index represents the closest available index to the Hennessy Advisors, Inc. stock based on the relatively low market capitalization and trading volume of the included stocks.

The peer group index includes other publicly traded asset management firms similar in nature to Hennessy Advisors, Inc. The following companies are included in the peer group: Eaton Vance, Janus Capital, T. Rowe Price, Blackrock, Franklin Resources, Gamco Investors, Federated Investors, Legg Mason, Calamos Asset Management, and Cohen & Steers. Calamos Asset Management began trading on October 27, 2004, and is therefore excluded from years ended September 30, 2004 and 2005. Cohen and Steers began trading on August 12, 2004, and is therefore excluded from year ended September 30, 2004. The returns of the peers are weighted based on their respective market capitalizations.

HOLDERS

As of October 6, 2008, there were 165 holders of record of Common Stock of the Company. The 165 holders of record include several brokerage firm accounts which represent about 500 additional individual shareholders for an approximate total of about 765 shareholders as of October 6, 2008.

DIVIDENDS

We paid a cash dividend of $0.09 per share on March 7, 2008.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares underlying vested RSU’s throughout the year from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following for the quarter ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
On the vesting date of August 2, 2008 (1)	312	$5.30	0	0
Total (2)	312	$5.30	0	0

(1)	The shares repurchased on August 2, 2008 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on August 2, 2006.
(2)	The total shares repurchased were purchased at a weighted average price of $5.30 per share.
(3)	The share repurchase was not completed pursuant to a plan or program, and is therefore not subject to a maximum per a plan or program. The share repurchase was done at the employee’s request to pay for tax expense and withholding on behalf of the employee.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from the Company’s audited consolidated financial statements, included in the Company’s annual reports, and should be read in conjunction therewith.

	Hennessy Advisors. Inc. Financial Highlights (In thousands, except per share amounts)
	Years Ended September 30,
	2008	2007	2006	2005	2004
Income Statement Data:
Revenue	$10,275	$16,072	$16,934	$11,997	$9,545
Net Income	$1,611	$4,133	$4,403	$3,139	$2,765

Balance Sheet Data:
Total Assets	$34,335	$35,704	$33,107	$29,107	$19,914
Cash and cash equivalents	$12,788	$13,760	$10,360	$6,291	$4,568
Long-Term Debt	$4,417	$6,508	$8,599	$10,690	$6,208

Per Share Data:
Earnings per share:
Basic	$0.29	$0.73	$0.79	$0.57	$0.50
Diluted	$0.28	$0.70	$0.73	$0.53	$0.48
Cash dividends declared	$0.09	$0.08	$0.06	$0.04	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Overview

We derive our operating revenues from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, our completed acquisitions of management agreements, market conditions and the success of our marketing and distribution efforts. Total assets under management were $876 million as of September 30, 2008.

The assets we manage have decreased as a result of net fund outflows and market depreciation. The following table illustrates the change by quarter in assets under management since the beginning of fiscal year 2006:

	Assets Under Management At Each Quarter End in Fiscal Year 2008
	12/31/2007	3/31/2008	6/30/2008	9/30/2008
	(In Thousands)
Beginning assets under management	$1,720,763	$1,425,531	$1,098,695	$1,094,791
Organic inflows	32,911	76,398	63,237	92,452
Redemptions	(242,867)	(199,018)	(105,092)	(85,497)
Market appreciation (depreciation)	(85,276)	(204,216)	37,951	(225,677)

Ending assets under management	$1,425,531	$1,098,695	$1,094,791	$876,069

	Assets Under Management At Each Quarter End in Fiscal Year 2007
	12/31/2006	3/31/2007	6/30/2007	9/30/2007
	(In thousands)
Beginning assets under management	$2,056,253	$2,032,736	$1,899,944	$1,913,870
Organic inflows	102,584	84,162	78,320	55,024
Redemptions	(296,568)	(259,026)	(200,095)	(161,591)
Market appreciation (depreciation)	170,467	42,072	135,701	(86,540)

Ending assets under management	$2,032,736	$1,899,944	$1,913,870	$1,720,763

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. To implement our business strategy, we have increased our staffing. As a result, our fixed expenses have increased in the current year. Additionally, we have had decreasing revenues, causing our fixed costs to become a larger percent of revenues and therefore further decreasing our profitability.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. This asset had a net balance of $19.4 million as of September 30, 2008.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of management agreements for the Lindner and Henlopen Funds. As of September 30, 2008, this liability, including the current portion of long-term debt, had a balance of $6.5 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Fiscal Years Ended September 30,
	2008		2007
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$9,025	87.8%	$14,204	88.4%
Shareholder service fees	1,211	11.8	1,847	11.5
Other	39	0.4	21	0.1

Total revenue	10,275	100.0	16,072	100.0

Operating expenses:
Compensation and benefits	3,032	29.5	3,320	20.7
General and administrative	2,181	21.2	1,885	11.7
Mutual fund distribution	1,799	17.5	3,078	19.2
Amortization and depreciation	527	5.2	656	4.0

Total operating expenses	7,539	73.4	8,939	55.6

Operating income	2,736	26.6	7,133	44.4

Interest expense	388	3.8	738	4.6
Other income	(407)	(4.0)	(524)	(3.2)

Income before income tax expense	2,755	26.8	6,919	43.0

Income tax expense	1,144	11.1	2,786	17.3

Net income	$1,611	15.7%	$4,133	25.7%

Revenues: Total revenue decreased by $5.8 million, or 36.1%, in the year ended September 30, 2008, from $16.1 million in the prior fiscal year, primarily due to decreased assets under management. Investment management fees decreased by $5.2 million, or 36.5%, in the year ended September 30, 2008, from $14.2 million in the prior fiscal year, and shareholder service fees decreased by $0.6 million, or 34.4%, in the year ended September 30, 2008, from $1.8 million in the prior fiscal year. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $844.7 million, or 49.1%, as of September 30, 2008, from $1.721 billion as of the end of the prior fiscal year. This decrease in the net assets of our mutual funds resulted from redemptions of $632.5 million and market depreciation of $477.2 million, partly offset by inflows of $265 million. In comparison, from September 30, 2006 to September 30, 2007, cash inflows to our mutual funds were $320.1 million, market appreciation was $261.7 million, and redemptions were $917.3 million. The amount of redemptions decreased by $284.8 million for the one year period ending September 30, 2008 as compared to the one year period ending September 30, 2007, but redemptions as a percentage of assets under management for the year ended September 30, 2008 increased to an average of 4.0% per month from 3.9% per month in the prior fiscal year.

Operating Expenses: Total operating expenses decreased by $1.4 million, or 15.7%, in the year ended September 30, 2008, from $8.9 million in the prior fiscal year. The decrease resulted from decreased compensation and benefits expense, mutual fund distribution costs and amortization and depreciation expense. As a percentage of total revenue, total operating expenses increased by 17.8% to 73.4% in the year ended September 30, 2008, compared to 55.6% in the prior fiscal year.

Compensation and Benefits Expense: Compensation and benefits decreased by $0.3 million, or 8.7%, in the year ended September 30, 2008, from $3.3 million in the prior fiscal year. The decrease primarily resulted from decreased bonus accruals, which are calculated based on income before tax, which is lower in the current year. As a percentage of total revenue, compensation and benefits increased by 8.8% to 29.5% for the year ended September 30, 2008, compared to 20.7% in the prior fiscal year.

General and Administrative Expenses: General and administrative expense increased by $0.3 million, or 15.7%, in the year ended September 30, 2008, from $1.9 million in the prior fiscal year, primarily due to increased professional service expense. As a percentage of total revenue, general and administrative expense increased by 9.5% to 21.2% in the year ended September 30, 2008, from 11.7% in the prior fiscal year.

Mutual Fund Distribution Expense: Distribution expenses decreased by $1.3 million, or 41.6%, in the year ended September 30, 2008 from $3.1 million in the prior fiscal year. As a percentage of total revenue, distribution expenses decreased by 1.7% to 17.5% for the year ended September 30, 2008, compared to 19.2% in the prior fiscal year. The proportion of assets held through mutual fund supermarkets decreased in relation to assets held at other financial institutions primarily as a result of a higher rate of redemptions through mutual fund supermarkets than through mutual funds held directly or at other financial institutions.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased $0.1 million in the year ended September 30, 2008, from $0.7 million in the prior fiscal year, resulting from the non-compete agreement being fully amortized as of the end of the third quarter in the current fiscal year.

Interest Expense: Interest expense decreased $0.4 million or 47.4% during the year ended September 30, 2008 from $0.7 million in the prior fiscal year. The decrease is a result of the loan amendment (effective February 1, 2007) decreasing the interest rate to prime less one percent as well as continued principal payments of $0.2 million per month throughout the current year. As a percentage of total revenue, interest expense decreased by 0.8% to 3.8% in the year ended September 30, 2008, from 4.6% in the prior fiscal year.

Other Income: Other income decreased $0.1 million or 22.3% during the year ended September 30, 2008 from $0.5 million in the prior fiscal year. Other income of $0.4 million in the current fiscal year is mainly due to interest income earned on our cash balance, which has decreased by $1.0 million from prior year.

Income Taxes: The provision for income taxes decreased by $1.6 million, or 58.9%, in the year ended September 30, 2008, from $2.8 million in the prior fiscal year.

Net Income: Net income decreased by $2.5 million, or 61.0%, in the year ended September 30, 2008, compared to $4.1 million in the prior fiscal year, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2008 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets as of September 30, 2008 were $34.3 million, which was a decrease of $1.4 million, or 3.8%, from September 30, 2007. Property and equipment and management agreements acquired totaled $19.7 million as of September 30, 2008. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2008, we had cash and cash equivalents of $12.8 million.

Dividend Payments. On March 7, 2008, we paid a cash dividend of $0.09 per common share. The total payment from cash on hand was $0.5 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2008, we had $6.5 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (5.00% as of May 1, 2008). The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2008, consisting of loan payments, including the related interest payments due, and operating leases:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal on long-term debt	4,417	1,916	2,501	—	—
Interest on long-term debt (1)	360	207	153	—	—
Operating lease (2)	158	47	111	—	—
Operating lease (3)	855	370	485	—	—

Total	$5,790	$2,540	$3,250	$—	$—

(1)	The interest payable on the long-term debt is calculated at the current effective rate of prime less one percent, or 4.00%, based on the prime rate of 5.00% set as of May 1, 2008.

(2)	This lease is for office space located at One Landmark Square, Suite 424, Stamford, Connecticut 06901.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

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

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FASB No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of FASB Statement No. 142 on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted quarterly and coincides with our quarterly and annual financial reporting. Based on our detailed assessment of current fair market value, the value of the management agreements acquired has not been impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

Recent Accounting Pronouncements

In July, 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 provides guidance on the threshold for recognizing, presenting and disclosing tax positions taken or expected to be taken in financial statements. The adoption of FIN 48 did not have a material effect on our financial statements or results of operations.

In October, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about the use of fair value to measure assets and liabilities. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 157 did not have a material effect on our financial statements or results of operations.

In December, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R amends FAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for reporting periods beginning after December 15, 2008. We do not believe that adopting FAS 141R will have a material impact on our consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for reporting periods beginning after December 15, 2008. We do not believe that adopting FAS 160 will have a material impact on our consolidated financial statements.

In June 2008, the FASB Staff Position ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). It is effective for reporting periods beginning after December 15, 2008. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. It is effective for reporting periods beginning after December 15, 2008. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A under “Risks Relating to Our Business,” the Company’s revenue is calculated on the market value of assets under management. Declines in the value of the securities held by the mutual funds we manage will negatively impact the Company’s revenue and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within our mutual funds would have on the Company’s assets under management, and therefore the Company’s revenue. The changes are compared to total asset values as of September 30, 2008, and values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue (In thousands)
	Values Based on Average Net Assets at September 30, 2008	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets
Average Assets Under Management	$999,304	$1,099,235	$899,374

Investment Advisor Fees	$7,282	$8,011	$6,554
Shareholder Service Fees	999	1,099	899

Total Revenue:	$8,281	$9,110	$7,453

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hennessy Advisors, Inc.

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for the two years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/    Stonefield Josephson, Inc.

San Francisco, California

December 4, 2008

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$12,788	$13,760
Investments in marketable securities, at fair value	5	6
Investment fee income receivable	670	1,165
Prepaid expenses	435	165
Deferred income tax asset	225	303
Other current assets	17	15

Total current assets	14,140	15,414

Property and equipment, net of accumulated depreciation of $274 and $179	301	337
Management contracts, net of accumulated amortization of $629	19,406	19,406
Non-compete agreement, net of accumulated amortization of $1,616 and $1,212	—	404
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	417	—
Other assets	71	143

Total assets	$34,335	$35,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,238	$2,019
Income taxes payable	—	68
Current portion of deferred rent	11	1
Current portion of long-term debt	2,091	2,091

Total current liabilities	3,340	4,179

Long-term debt	4,417	6,508
Long-term portion of deferred rent	26	35
Deferred income tax liability	2,029	1,627

Total liabilities	9,812	12,349

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,718,850 shares issued and outstanding at September 30, 2008 and 5,702,493 at September 30, 2007	9,105	8,938
Accumulated other comprehensive loss	(95)	—
Retained earnings	15,513	14,417

Total stockholders’ equity	24,523	23,355

Total liabilities and stockholders’ equity	$34,335	$35,704

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

	Years Ended September 30,
	2008	2007
	(In thousands, except share and per share amounts)
Revenue
Investment advisory fees	$9,025	$14,204
Shareholder service fees	1,211	1,847
Other	39	21

Total revenue	10,275	16,072

Operating expenses
Compensation and benefits	3,032	3,320
General and administrative	2,181	1,885
Mutual fund distribution	1,799	3,078
Amortization and depreciation	527	656

Total operating expenses	7,539	8,939
Operating income	2,736	7,133

Interest expense	388	738
Other (income) expense, net	(407)	(524)

Income before income tax expense	2,755	6,919
Income tax expense	1,144	2,786

Net income	$1,611	$4,133

Earnings per share:
Basic	$0.29	$0.73

Diluted	$0.28	$0.70

Weighted average shares outstanding:
Basic	5,648,584	5,636,447

Diluted	5,748,279	5,926,291

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2008 and 2007

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2006	5,658,308	$8,203	$10,747	$—	$18,950
Net income	—	—	4,133	—	4,133
Dividends paid	—	—	(456)	—	(456)
Employee and director stock options exercised	29,500	183	—	—	183
Employee and director restricted stock vested	15,750	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(965)	(11)	(5)	—	(16)
Deferred restricted stock unit compensation	—	343	—	—	343
Tax benefit of employee and director stock sales	—	220	—	—	220
Adjustment for fractional shares paid in cash	(100)	—	(2)	—	(2)

Balance at September 30, 2007	5,702,493	$8,938	$14,417	$—	$23,355

Net income	—	—	1,611	—	1,611
Dividends paid	—	—	(515)	—	(515)
Unrealized loss on investment in Hennessy
Micro Cap Growth Fund, LLC	—	—	—	(95)	(95)
Employee and director restricted stock vested	26,981	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(10,624)	(98)	—	—	(98)
Deferred restricted stock unit compensation	—	479	—	—	479
Employee restricted stock forfeited	—	(11)	—	—	(11)
Tax effect of RSU vesting	—	(203)	—	—	(203)

Balance at September 30, 2008	5,718,850	$9,105	$15,513	$(95)	$24,523

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Fiscal Years Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$1,611	$4,133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	527	656
Deferred income taxes	480	364
Tax benefit from options exercised and restricted stock unit vesting	(203)	220
Restricted stock units vested	(98)	(16)
Deferred restricted stock unit compensation	479	343
Restricted stock units forfeited	(11)	—
Unrealized (gain)/loss on marketable securities	1	(1)
Deferred rent	—	36
Current portion of deferred rent	10	—
Long-term portion of deferred rent	(9)	—

(Increase) decrease in operating assets:
Investment fee income receivable	495	243
Prepaid expenses	(270)	67
Other current assets	(2)	1
Other assets	55	(64)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(781)	(229)
Income taxes payable	(68)	68

Net cash provided by operating activities	2,216	5,821

Cash flows used in investing activities:
Purchases of property and equipment	(70)	(55)
Purchases of the Hennessy Micro Cap Growth Fund, LLC	(512)	—

Net cash used in investing activities	(582)	(55)

Cash flows provided by (used in) financing activities:
Principal payments on long-term debt	(2,091)	(2,091)
Proceeds from exercise of employee and director stock options	—	183
Dividend payment	(515)	(456)
Cash paid for fractional shares	—	(2)

Net cash used in financing activities	(2,606)	(2,366)

Net (decrease) increase in cash and cash equivalents	(972)	3,400
Cash and cash equivalents at the beginning of the year	13,760	10,360

Cash and cash equivalents at the end of the year	$12,788	$13,760

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(95)	$—

Cash paid for:
Income taxes	$1,186	$1,932

Interest	$405	$756

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Year Ended September 30, 2008

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The operating activities of the Company consist primarily of providing investment management services to six open-end mutual funds (the Hennessy Funds) and one non-registered private pooled investment fund (the Hennessy Micro Cap Growth Fund). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund; and the Managing Member to the Hennessy Micro Cap Growth Fund, LLC.

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

The Company was appointed as investment advisor to the Hennessy Cornerstone Growth Fund and Hennessy Cornerstone Value Fund concurrent with its licensing of patented automated investment strategies from Netfolio, Inc. in June 2000.

The initial management contracts acquired were capitalized at $4,190,840. In February of 2002, the Company recorded $918,675 as the incremental value of management contracts acquired in connection with its mergers with Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. Until February 28, 2002, the Hennessy Balanced Fund and Hennessy Total Return Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P., respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an initial minimum public offering of common stock, which occurred on February 28, 2002. Limited partners received an aggregate of 306,248 shares of common stock and cash of $11,275, in exchange for their partnership interests in the merger, and the Company was appointed advisor to the Balanced and Total Return funds.

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

On March 11, 2004, Hennessy Advisors, Inc. completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. (“Lindner”), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner’s mutual funds were merged into four of the five Hennessy Funds. The purchase price was equal to 2.625% of those assets valued by the Lindner Funds custodian at closing. The transaction was funded through a credit facility provided by US Bank, St. Louis, Missouri. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate which may change from time to time. The final installment of the then outstanding principal and interest was due March 10, 2009.

On July 1, 2005, we completed the acquisition of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement is being amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2007, we had $8.6 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent, per a loan amendment dated February 1, 2007. The bank’s prime rate, which may change from time to time, is currently 5.00% (last changed on May 1, 2008), making the current effective interest rate 4.00%. The loan agreement requires us to make 64 monthly payments in the approximate amount of $0.2 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010.

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

FASB Statement No. 107 requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2008. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

On October 30, 2007, Hennessy Advisors, Inc. invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). The investment represents approximately 18.7% of the total subscriptions in the Fund. The Fund is a limited liability company for which Hennessy Advisors, Inc. is the Managing Member.

The investment is classified at fair market value on the balance sheet as an available-for-sale security subject to FASB Statement No. 115. The fair market value of the investment at September 30, 2008 was $0.4 million.

(g)	Income Taxes

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

The Company did not have any amounts of unrecognized tax benefits as of October 1, 2007 (adoption date) and September 30, 2008. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2004 through 2007 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2003 through 2007 tax years remain open in California.

The Company’s effective tax rate of 41.5% and 40.3% for the fiscal years ended September 30, 2008 and 2007, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted prior to the adoption of FAS 123R, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the fiscal years ended September 30, 2008 and 2007.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R under the “Modified Perspective” method in accordance with the transition and disclosure provisions of FASB Statement No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” All compensation costs related to restricted stock units vested during the years ended September 30, 2008 and 2007 have been recognized in our financial statements.

The Company has reserved up to 1,429,713 options for shares of the Company’s common stock, in accordance with terms of the Plan. An aggregate of 676,925 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2007. These options were fully vested at the date of grant, and have a weighted average exercise price of $4.53 per share. Through September 30, 2008, employees forfeited a total of 7,875 options, leaving 669,050 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2008 and 2007:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 9/30/2006	706,425	$4.60	6.84 years	$8,521,855
Granted	—	—
Exercised	(29,500)	$6.21
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2007	676,925	$4.53	5.84 years	$4,419,573
Granted	—	—
Exercised	—	—
Forfeited	(7,875)	$10.78
Expired	—	—

Outstanding at 9/30/2008	669,050	$4.46	4.82 years	$355,511

Vested and/or expected to vest at 9/30/2008	669,050	$4.46	4.82 years	$355,511

Exercisable at 9/30/2008	669,050	$4.46	4.82 years	$355,511

During the years ended September 30, 2008 and 2007, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the years ended September 30, 2008 and 2007 was as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2008 and 2007
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2006	52,386	$12.49
Granted	44,925	$16.94
Vested (1)	(24,803)	$14.01
Forfeited	—	—

Non-vested Balance at September 30, 2007	72,508	$14.80
Granted	56,500	$9.48
Vested (1)	(35,099)	$13.06
Forfeited	(5,313)	$12.74

Non-vested Balance at September 30, 2008	88,596	$12.26

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. There were 15,750 and 26,981 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2007 and 2008, respectively.

Restricted Stock Unit Compensation

Year Ended September 30, 2008

(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,079
Compensation Expense recognized as of September 30, 2008	(993)

Unrecognized compensation expense related to RSU’s at September 30, 2008	$1,086

As of September 30, 2008, there was $1.09 million of total RSU compensation expense related to non-vested awards not yet recognized which is expected to be recognized over a weighted-average vesting period of 2.6 years.

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

Pursuant to investment management agreements (the “Agreements”), the Company provides investment advisory services to all classes of the six Hennessy Funds. The Agreements are renewable annually based upon approval by a majority of the Funds’ disinterested directors. Additionally, each agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

As provided in the Agreements with the six Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Fund’s average daily net assets.

The company was also appointed the Managing Member of the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). The annual advisory fee for the Hennessy Micro Cap Growth Fund, LLC is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member. An additional “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member, as discussed in Item 1 under “Management Agreements and Fees.”

(3)	Property and Equipment

Property and equipment were comprised of the following at the periods ended:

	September 30,
	2008	2007
Leasehold improvements	$128,207	$128,207
Furniture and fixtures	145,394	137,953
Equipment	243,049	192,232
IT Infrastructure	46,538	46,538
Software	12,010	11,926

	575,198	516,856
Less: accumulated depreciation	273,977	179,375

	$301,221	$337,481

(4)	Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of the last installment of $94,060 on July 10, 2005, requires 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate (currently 5.00%, in effect since May 1, 2008) less one percent (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then outstanding principal and is interest is due September 30, 2010. The note maturity schedule is as follows:

Year ended September 30:
(In thousands)
2009	$2,191
2010	$4,417

Total	$6,508

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months. Amortization expense during the fiscal year ended September 30, 2008 was $15,992. Future amortization expense over the next two years is as follows:

Year ended September 30:
2009	$15,992
2010	$17,323

Total	$33,315

(5)	Income Taxes

The provision for income taxes is comprised of the following for the years ended September 30, 2008 and 2007:

	2008	2007
Current:
Federal	$533,700	$1,875,700
State	185,800	544,900

	719,500	2,420,600

Deferred:
Federal	380,100	316,100
State	44,300	48,900

	424,400	365,000

	$1,143,900	$2,785,600

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2008	2007
Federal tax at statutory rate	$936,800	$2,352,200
State tax at statutory rate	160,800	403,700
Permanent differences	42,300	29,700
FY 2007 true-up	4,000	—

Income tax provision	$1,143,900	$2,785,600

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2008 and 2007 are presented below:

	2008	2007
Current deferred tax assets:
Accrued compensation	$151,500	$117,100
Accrued rent	10,300	—
State taxes	63,200	185,700

Total deferred tax assets	225,000	302,800

Noncurrent deferred tax liabilities:
Property and equipment	(58,600)	(50,000)
Management contracts	(1,969,900)	(1,577,100)
Other	—	(200)

Total deferred tax liabilities	(2,028,500)	(1,627,300)

Net deferred tax liabilities	$(1,803,500)	$(1,324,500)

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of September 30, 2008 and 2007, as follows:

	2008	2007
Current assets	$225,000	$302,800
Noncurrent assets	—	—
Current liabilities	—	—
Noncurrent liabilities	(2,028,500)	(1,627,300)

Net deferred tax liabilities	$(1,803,500)	$(1,324,500)

(6)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2008	2007
Weighted Average common stock outstanding	5,648,584	5,636,447
Common stock equivalents - stock options and RSU’s	99,695	289,844

	5,748,279	5,926,291

On January 26, 2007, our Board of Directors declared a three-for-two stock split, which was implemented on March 7, 2007 for shareholders of record as of February 14, 2007. All disclosures in this report relating to shares of common stock, stock options, RSU’s and per share data have been adjusted to reflect this stock split.

There were no common stock equivalents excluded from the earnings per share calculations for the years ended September 30, 2008 and 2007 as none of them were anti-dilutive.

(7)	Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation.

(8)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires October 31, 2010 with one five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2008 is $370,656 per year in the base year of 2006 with a three percent increase each year until October 31, 2015, the end of the available extension.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable operating lease at One Landmark Square, Suite 424, in Stamford Connecticut. The lease expires September 30, 2011. The minimum future rental commitment under this lease as of September 30, 2008 is $102,200 for the remaining two years of the lease.

The annual minimum future rental commitments under these leases as of September 30, 2008 and for future fiscal years ending September 30, 2013 are as follows:

Fiscal Year	Amount
	Novato Lease	Stamford Lease
2009	416,164	50,400
2010	428,649	51,800
2011	441,508	—
2012	454,754	—
2013	468,396	—

Total	$2,209,471	$102,200

(9)	Concentration of Credit Risk

The Company maintains its cash accounts with two commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2008 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $93,000. In addition, total cash and cash equivalents include $2,373,486 held in the First American Prime Obligations Fund and $10,204,632 held in treasury stocks in a Merrill Lynch Working Capital Account, both of which are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

In December, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R amends FAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for reporting periods beginning after December 15, 2008. We do not believe that adopting FAS 141R will have a material impact on our consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for reporting periods beginning after December 15, 2008. We do not believe that adopting FAS 160 will have a material impact on our consolidated financial statements.

In June 2008, the FASB Staff Position ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). It is effective for reporting periods beginning after December 15, 2008. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. It is effective for reporting periods beginning after December 15, 2008. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

(11)	Quarterly Financial Data Schedule (Unaudited)

	Hennessy Advisors. Inc. Quarterly Financial Data (In thousands, except per share amounts)
	Year Ended September 30, 2008
	12/31/07	3/31/08	6/30/08	9/30/08	Fiscal Year
Revenue	$3,341	$2,455	$2,318	$2,161	$10,275
Operating expense	2,171	1,747	1,722	1,899	7,539

Operating income	1,170	708	596	262	2,736

Interest Expense	140	102	77	69	388
Other (income) expense, net	(144)	(108)	(84)	(71)	(407)

Income before income tax expense	1,174	714	603	264	2,755

Income tax expense	478	294	263	109	1,144

Net Income	696	420	340	155	1,611

Earnings per share:
Basic	$0.12	$0.08	$0.06	$0.03	$0.29
Diluted	0.12	0.07	0.06	0.03	0.28

	Year Ended September 30, 2007
	12/31/06	3/31/07	6/30/07	9/30/07	Fiscal Year
Revenue	$4,387	$3,968	$3,991	$3,726	$16,072
Operating expense	2,396	2,236	2,237	2,070	8,939

Operating income	1,991	1,732	1,754	1,656	7,133

Interest Expense	219	185	172	162	738
Other (income) expense, net	(117)	(118)	(138)	(151)	(524)

Income before income tax expense	1,889	1,665	1,720	1,645	6,919

Income tax expense	754	670	696	666	2,786

Net Income	1,135	995	1,024	979	4,133

Earnings per share:
Basic	$0.20	$0.18	$0.18	$0.17	$0.73
Diluted	0.19	0.17	0.17	0.17	0.70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

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

Incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has adopted an Option Plan (the “Plan”) providing for the issuance of up to 1,429,713 options for shares of the Company’s common stock. An aggregate of 885,377 options for the Company’s common stock and 170,050 RSU’s have been granted as of September 30, 2008, to certain employees, executive officers, and directors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $4.54 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2008, employees had exercised 196,639 options, 19,688 options were forfeited, 5,313 RSU’s were forfeited and 28,568 net shares of common stock were issued for the vesting of 59,902 RSU’s (net of shares repurchased for tax withholding). There were 669,050 options fully vested and exercisable and 116,381 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2008. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	785,431	$3.80	399,286
Equity compensation plans not approved by security holders	0	0	0

Total	785,431	$3.80	399,286

(2)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 1,429,713 shares, as of the fiscal year ended September 30, 2008.
(3)	The number of securities to be issued includes 116,381 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to our definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8 of this Annual Report on Form 10-K.

Exhibits
2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.4	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4(a)	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (6)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Total Return Fund) (6)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Balanced Fund) (6)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, Series II) (6)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Focus 30 Fund (6)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Cornerstone Growth Fund, the Cornerstone Value Fund and the Focus 30 Fund) (6)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (8)

10.14	Restricted Stock Unit Award Agreement for officers (2) (7)

10.15	Restricted Stock Unit Agreement for Directors (2) (7)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (8)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (8)

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.

(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).

(7)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.

(8)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 5, 2008
Neil J. Hennessy
Chief Executive Officer and President (As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: December 5, 2008
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated: December 5, 2008
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Kathryn R. Walwyn	Dated: December 5, 2008
Kathryn R. Walwyn
Controller

By:	/s/ Charles W. Bennett	Dated: December 5, 2008
Charles W. Bennett
Director

By:	/s/ Daniel G. Libarle	Dated: December 5, 2008
Daniel G. Libarle
Director

By:	/s/ Thomas L. Seavey	Dated: December 5, 2008
Thomas L. Seavey
Director

By:	/s/ Henry Hansel	Dated: December 5, 2008
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Dated: December 5, 2008
Brian A. Hennessy
Director

By:	/s/ Rodger Offenbach	Dated: December 5, 2008
Rodger Offenbach
Director