Form 10-Q
period 2008-12-31
HENNESSY ADVISORS INC
filed 2009-01-29
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of January 13, 2009 there were 5,735,849 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2008	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,887	$12,788
Investments in marketable securities, at fair value	4	5
Investment fee income receivable	438	670
Prepaid expenses	538	435
Deferred income tax asset	162	225
Other current assets	96	17

Total current assets	9,125	14,140

Property and equipment, net of accumulated depreciation of $300 and $274	282	301
Management contracts, net of accumulated amortization of $629	19,457	19,406
Investment in the Hennessy Micro Cap Growth Fund, LLC	317	417
Other assets	67	71

Total assets	$29,248	$34,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$163	$1,238
Current portion of deferred rent	14	11
Current portion of long-term debt	756	2,091

Total current liabilities	933	3,340

Long-term debt	1,744	4,417
Long-term portion of deferred rent	21	26
Deferred income tax liability	2,151	2,029

Total liabilities	4,849	9,812

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
5,735,849 shares issued and outstanding at December 31, 2008 and 5,718,850 at September 30, 2008	9,155	9,105
Other comprehensive loss	(195)	(95)
Retained earnings	15,439	15,513

Total stockholders’ equity	24,399	24,523

Total liabilities and stockholders’ equity	$29,248	$34,335

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended December 31,
	2008	2007
Revenue
Investment advisory fees	$1,231	$2,923
Shareholder service fees	161	396
Other	6	22

Total revenue	1,398	3,341

Operating expenses
Compensation and benefits	692	800
General and administrative	544	597
Mutual fund distribution	204	610
Amortization and depreciation	31	164

Total operating expenses	1,471	2,171

Operating income (loss)	(73)	1,170

Interest expense	49	140
Other income	(22)	(144)

Income (loss) before income tax expense	(100)	1,174

Income tax expense (benefit)	(26)	478

Net income (loss)	$(74)	$696

Earnings (loss) per share:
Basic	$(0.01)	$0.12

Diluted	$(0.01)	$0.12

Weighted average shares outstanding:
Basic	5,666,452	5,653,932

Diluted	5,666,452	5,963,076

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended December 31, 2008

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2008	5,718,850	$9,105	$15,513	$(95)	$24,523

Net loss for three months ended December 31, 2008	—	—	(74)	—	(74)

Unrealized loss on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	(100)	(100)

Employee and director restricted stock vested	18,606	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(1,607)	(5)	—	—	(5)

Employee and director restricted stock compensation	—	132	—	—	132

Tax effect of RSU vesting	—	(77)	—	—	(77)

Balance as of December 31, 2008	5,735,849	$9,155	$15,439	$(195)	$24,399

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(74)	$696
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31	164
Deferred income taxes	185	98
Tax effect from restricted stock unit vesting	(77)	(12)
Restricted stock units vested	(5)	(25)
Deferred restricted stock unit compensation	132	104

(Increase) decrease in operating assets:
Investment fee income receivable	232	102
Prepaid expenses	(103)	19
Other current assets	(79)	(25)
Other assets	1	56
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,075)	(1,320)
Income taxes payable	—	82
Current portion of deferred rent	3	(1)
Long-term portion of deferred rent	(5)	1

Net cash used in operating activities	(834)	(61)

Cash flows used in investing activities:
Purchases of property and equipment	(8)	(15)
Investment in the Hennessy Micro Cap Growth Fund, LLC	—	(500)
Payments related to acquisition of management contracts	(51)	—

Net cash used in investing activities	(59)	(515)

Cash flows used in financing activity:
Principal payments on debt	(4,008)	(522)

Net cash used in financing activity	(4,008)	(522)

Net decrease in cash and cash equivalents	(4,901)	(1,098)

Cash and cash equivalents at the beginning of the period	12,788	13,760

Cash and cash equivalents at the end of the period	$7,887	$12,662

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(100)	$—

Cash paid for:
Income taxes	$—	$310

Interest	$55	$143

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2008, the operating results for the three months ended December 31, 2008 and December 31, 2007, and the cash flows for the three months ended December 31, 2008 and December 31, 2007. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment management and shareholder services to six open-end mutual funds (the “Hennessy Funds”) and investment management services to one non-registered private pooled investment fund (the “Hennessy Micro Cap Growth Fund, LLC”). The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund, Hennessy Balanced Fund, and Hennessy Micro Cap Growth Fund, LLC.

(2) Management Contracts

As of December 31, 2008, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund-Series II.

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

The investment is classified at fair market value on the balance sheet as an available-for-sale security subject to FASB Statement No. 115. The fair market value of the investment at December 31, 2008 was $0.3 million.

(4) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, required 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate, less one percent, per a loan amendment dated February 1, 2007. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%). The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010.

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

Fees for shareholder support services provided to the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund – Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Value Fund, Hennessy Total Return Fund, and Hennessy Balanced Fund are charged at an annual rate of 0.1% of average daily net assets on the original share class only.

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

(6) Income Taxes

For loss years beginning after December 31, 1997, a net operating loss (“NOL”) may be carried back and deducted from taxable income in each of the preceding two years or until exhausted. The Company has cumulative taxable income in the prior two years; therefore, the current federal NOL of $394,977 has been carried back to offset its preceding two years’ taxable income and creates a tax benefit of $134,292 ($394,977 at 34%). However, California does not allow the carryback of NOLs. The following is our tax position at December 31, 2008:

The provision for income taxes is comprised of the following for the quarters ended December 31, 2008 and 2007:

	2008	2007
Current
Federal	(134,300)	302,700
State	—	89,500

	(134,300)	392,200

Deferred
Federal	111,900	75,000
State	(3,800)	11,000

	108,100	86,000

Total	(26,200)	478,200

The principal reasons for the differences form the federal statutory rate of 34% are as follows:

	2008	2007
Federal tax at statutory rate	(34,000)	399,100
State tax at statutory rate	(5,800)	68,500
Permanent differences	13,600	10,600

Provision for (benefit from) income taxes	(26,200)	478,200

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2008 and 2007 are presented below:

	2008	2007
Current deferred tax assets:
Accrued compensation	106,200	124,700
Accrued rent	8,400	14,500
State taxes	47,400	169,500
Net Operating Loss	20,200	—

Total deferred tax assets	182,200	308,700

Noncurrent deferred tax liabilities:
Property and equipment	(57,200)	(51,000)
Management contracts	(2,114,300)	(1,668,200)

Total deferred tax liabilities	(2,171,500)	(1,719,200)

Net deferred tax liabilities	(1,989,300)	(1,410,500)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2002 through 2008 tax years remain open in California.

The Company’s effective tax rate for the three months ended December 31, 2008 and 2007, were 26.0% and 40.7%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(7) Earnings or Loss per Share

Basic earnings or loss per share are determined by dividing net earnings or loss by the weighted average number of shares of common stock outstanding, while diluted earnings or loss per share are determined by dividing net earnings or loss by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

The common stock equivalents were excluded from the loss per share calculation for the quarter ended December 31, 2008 as they were anti-dilutive.

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

As the exercise prices of all options granted under the Plan prior to the adoption of FAS 123R were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the three month periods ended December 31, 2008 and 2007.

During the three months ended December 31, 2008, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the three months ended December 31, 2008 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2008
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2008	88,596	$12.26
Granted	61,000	$2.66
Vested (1)	(12,381)	$10.44
Forfeited	—	—

Non-vested Balance at December 31, 2008	137,215	$8.14

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. There were 16,999 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the quarter ended December 31, 2008.

Restricted Stock Unit Compensation Three Months Ended December 31, 2008
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,242
Compensation Expense recognized as of December 31, 2008	(1,125)

Unrecognized compensation expense related to RSU’s at December 31, 2008	$1,117

As of December 31, 2008, there was $1.1 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.0 years.

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

As of December 31, 2008, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

(10) New Accounting Policies

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which is effective beginning in our fiscal year 2009. In February, 2008, the FASB issued FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). As of October 1, 2008, Hennessy Advisors, Inc. adopted FAS 157 for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (i.e. similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (i.e. reflecting an entity’s own assumptions).

Based on the FAS 157 definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of December 31, 2008:

	Fair Value Measurements at Reporting Date Using (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,121	$—	$—	$1,121
US Treasuries	—	6,734	—	6,734
Mutual fund investments	4	—	—	4
Investment in domestic equities	317	—	—	317

Total	$1,442	$6,734	$—	$8,176

Amounts included in:
Cash and cash equivalents	$1,121	$6,734	$—	$7,855
Investments in marketable securities	4	—	—	4
Investment in the Hennessy Micro Cap Fund	317	—	—	317

Total	$1,442	$6,734	$—	$8,176

The investments in money market funds, mutual funds, and domestic equities are assets traded on active markets with readily available daily values. The inputs are therefore level 1. The US Treasury investments are actively traded, but the values are not readily available on a daily basis, which makes the inputs a level 2.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. Hennessy Advisors, Inc. adopted FAS 159 as of October 1, 2008, but did not elect the fair value option for any assets or liabilities as of December 31, 2008.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2008 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008 as filed with the SEC on December 5, 2008.

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

Our business activities are affected by many factors, including redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market, and others, many of which are beyond the control of our management. We have seen extreme volatility with events in the financial markets over the past months as subprime mortgages and other questionable products have unraveled, leaving behind a credit and financial mess.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $641 million as of December 31, 2008.

Our total assets under management have decreased since December 31, 2007, mainly due to market depreciation. Market impact is unpredictable. The uncertainty in the marketplace has caused fluctuations in fund performance which may cause decreases in fund inflows as shareholders react. The following table illustrates the changes in assets under management from December 31, 2007 through December 31, 2008:

	Assets Under Management At Each Quarter End, December 31, 2007 through December 31, 2008
	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
	(In Thousands)
Beginning assets under management	$1,720,763	$1,425,531	$1,098,695	$1,094,791	$876,069
Organic inflows	32,911	76,398	63,237	92,452	27,178
Redemptions	(242,867)	(199,018)	(105,092)	(85,497)	(81,761)
Market appreciation (depreciation)	(85,276)	(204,216)	37,951	(225,677)	(180,142)

Ending assets under management	$1,425,531	$1,098,695	$1,094,791	$876,069	$641,344

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of December 31, 2008, this asset had a net balance of $19.5 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of December 31, 2008, this liability, including the current portion of long-term debt, had a balance of $2.5 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008		2007
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,231	88.1%	$2,923	87.5%
Shareholder service fees	161	11.5	396	11.9
Other	6	0.4	22	0.6

Total revenue	1,398	100.0	3,341	100.0

Operating expenses:
Compensation and benefits	692	49.5	800	23.9
General and administrative	544	38.9	597	17.9
Mutual fund distribution	204	14.6	610	18.3
Amortization and depreciation	31	2.2	164	4.9

Total operating expenses	1,471	105.2	2,171	65.0

Operating income (loss)	(73)	(5.2)	1,170	35.0

Interest expense	49	3.5	140	4.2
Other income	(22)	(1.5)	(144)	(4.3)

Income (loss) before income tax expense	(100)	(7.2)	1,174	35.1

Income tax expense (benefit)	(26)	(1.9)	478	14.3

Net income (loss)	$(74)	(5.3)%	$696	20.8%

Revenues: Total revenue decreased 58.2% to $1.4 million in the three months ended December 31, 2008, due to decreased average assets under management. Investment management fees decreased 57.9% to $1.2 million in the three months ended December 31, 2008, and shareholder service fees decreased 59.3% to $0.2 million in the three months ended December 31, 2008. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $784.2 million, or 55.0%, as of December 31, 2008, from $1.426 billion as of the end of the prior comparable period. The $784.2 million decrease in net mutual funds assets is attributable to market depreciation of $572.1 million and redemptions of $471.4 million, partly offset by organic inflows of $259.3 million. Redemptions as a percentage of assets under management decreased from an average of 5.0% per month to 3.0% per month during the same period.

Operating Expenses: Total operating expenses decreased 32.2% to $1.5 million in the three months ended December 31, 2008, from $2.2 million in the prior comparable period. The decrease is due to lower spending in all operating expense categories. As a percentage of total revenue, total operating expenses increased by 40.2% to 105.2% in the three months ended December 31, 2008, as compared to 65.0% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 13.5% to $0.7 million in the three months ended December 31, 2008, from $0.8 million in the prior comparable period. The decrease resulted primarily due to lower bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 25.6% to 49.5% for the three months ended December 31, 2008, compared to 23.9% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 8.9% to $0.5 million in the three months ended December 31, 2008, from $0.6 million in the prior comparable period, primarily due to decreased professional services expense. As a percentage of total revenue, general and administrative expense increased by 21.0% to 38.9% in the three months ended December 31, 2008, from 17.9% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 66.6% to $0.2 million in the three months ended December 31, 2008, from $0.6 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 3.7% to 14.6% for the three months ended December 31, 2008, compared to 18.3% in the prior comparable period. The decreased costs are partly due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade. The decrease is also due to the creation of institutional class shares, which are not subject to no transaction fees on the mutual fund platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 81.1% to $0.03 million in the three months ended December 31, 2008, from $0.2 million in the prior comparable period. The decrease is a result of the non-compete agreement being fully amortized as of June 30, 2008. As a percentage of total revenue, amortization and depreciation expenses decreased by 2.7% to 2.2% for the three months ended December 31, 2008, compared to 4.9% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.1 million from the prior comparable period due to declining interest rates. Additionally, principal payments of $0.2 million were made monthly since the prior comparable period. As a percentage of total revenue, interest expense decreased by 0.7% to 3.5% for the three months ended December 31, 2008, compared to 4.2% in the prior comparable period.

Other Income: Other income decreased by $0.1 million from the prior comparable period due to lower interest rates earned on our cash balance. As a percentage of total revenue, other income decreased by 2.8% to 1.5% for the three months ended December 31, 2008, compared to 4.3% in the prior comparable period.

Income Taxes: The provision for income taxes decreased by $0.5 million, or 105.4%, in the three months ended December 31, 2008, from $0.5 million in the prior comparable period.

Net Income (Loss): Net income decreased by 110.6% to a net loss of $0.07 million in the three months ended December 31, 2008, compared to net income of $0.7 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which is effective for our fiscal year 2009. In February, 2008, the FASB issued FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after

November 15, 2008 (our fiscal year 2010). The Company adopted FAS 157 for all financial assets and liabilities as of October 1, 2008, as discussed in Footnote 10. We do not expect the full adoption of FAS 157 (per Staff Position 157-2) to have an effect on our financial statements or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted FAS 159 as of October 1, 2008.

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

In May, 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 clarifies the recognition and measurement of premium revenue and claims liabilities related to financial guarantee insurance contracts. It is effective for fiscal years beginning after December 15, 2008. We do not expect FAS 163 to have an effect on our financial statements or results of operations.

In April, 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). This proposed FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under FASB Statement No. 142, “Goodwill and Other Intangibles.” The FSP aims to improve the consistency between the useful life of an intangible asset as determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations”, and other applicable accounting literature. This FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the effect, if any, of this statement on our financial statements or results of operations.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 establishes the level of authority to a given accounting pronouncement or document by category. When in conflict, the more authoritative category will prevail. FAS 162 is effective as of November 15, 2008. FAS 162 has no effect on our financial statements or results of operations.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2008 will be sufficient to meet our short-term capital requirements, specifically relating to an approximately $200 million asset acquisition that is currently underway. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2008 were $641 million, which was a decrease of $234.7 million, or 26.8%, from September 30, 2008. Property and equipment and management agreements acquired totaled $19.7 million as of December 31, 2008. We also invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC on October 30, 2007. We intend to keep this investment for at least eighteen months, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2008, we had cash and cash equivalents of $7.9 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund - Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require us to make 20 monthly payments in the approximate amount of $0.07 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. We have $2.5 million of principal currently outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%).

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

21

Part II. OTHER INFORMATION

There were no reportable events for item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended December 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (6)	Maximum number of shares that may yet be purchased under the plans or programs (6)
	(a)	(b)	(c)	(d)
On the vesting date of October 4, 2008 (1)	185	$5.00	0	0
On the vesting date of November 15, 2008 (2)	389	$2.50	0	0
On the vesting date of December 1, 2008 (3)	599	$2.95	0	0
On the vesting date of December 6, 2008 (4)	434	$2.70	0	0
Total (5)	1,607	$3.01	0	0

(1)	The shares repurchased on October 4, 2008 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on October 4, 2005.
(2)	The shares repurchased on November 15, 2008 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on November 15, 2006.
(3)	The shares repurchased on December 1, 2008 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on December 1, 2005.
(4)	The shares repurchased on December 6, 2008 were repurchased, according to the employees’ instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on December 6, 2007.
(5)	The total shares repurchased were purchased at a weighted average price of $3.01 per share.
(6)	The share repurchases were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The share repurchases were done at the employees’ requests to pay for tax expense and withholding on behalf of the employees.

There were no reportable events for items 3 through 5.

Item 6.	Exhibits

10.6(a)	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(b)	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(c)	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(d)	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(e)	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.18	Amendment to Employment Agreement of Neil J. Hennessy

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: January 29, 2009	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

10.6(a)	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(b)	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(c)	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(d)	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.6(e)	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

10.18	Amendment to Employment Agreement of Neil J. Hennessy

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350