Form 10-Q
period 2009-03-31
HENNESSY ADVISORS INC
filed 2009-05-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(415) 899-1555

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2009 there were 5,749,592 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2009	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,488	$12,788
Investments in marketable securities, at fair value	4	5
Investment fee income receivable	394	670
Prepaid expenses	693	435
Deferred income tax asset	108	225
Other current assets	23	17

Total current assets	6,710	14,140

Property and equipment, net of accumulated depreciation of $327 and $274	262	301
Management contracts, net of accumulated amortization of $629	21,437	19,406
Investment in the Hennessy Micro Cap Growth Fund, LLC	262	417
Other assets	62	71

Total assets	$28,733	$34,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$315	$1,238
Current portion of deferred rent	17	11
Current portion of long-term debt	825	2,091

Total current liabilities	1,157	3,340

Long-term debt	1,538	4,417
Long-term portion of deferred rent	15	26
Deferred income tax liability	2,281	2,029

Total liabilities	4,991	9,812

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,749,592 shares issued and outstanding at March 31, 2009 and 5,718,850 at September 30, 2008	9,204	9,105
Other comprehensive loss	(251)	(95)
Retained earnings	14,789	15,513

Total stockholders’ equity	23,742	24,523

Total liabilities and stockholders’ equity	$28,733	$34,335

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2009	2008	2009	2008
Revenue
Investment advisory fees	$1,053	$2,152	$2,284	$5,075
Shareholder service fees	139	295	300	691
Other	2	8	8	30

Total revenue	1,194	2,455	2,592	5,796

Operating expenses
Compensation and benefits	734	688	1,426	1,488
General and administrative	493	450	1,037	1,047
Mutual fund distribution	131	444	335	1,054
Amortization and depreciation	31	165	62	329

Total operating expenses	1,389	1,747	2,860	3,918

Operating income (loss)	(195)	708	(268)	1,878

Interest expense	13	102	62	242
Other income	(2)	(108)	(24)	(252)

Income (loss) before income tax expense	(206)	714	(306)	1,888

Income tax expense (benefit)	(73)	294	(99)	772

Net income (loss)	$(133)	$420	$(207)	$1,116

Earnings (loss) per share:
Basic	$(0.02)	$0.08	$(0.04)	$0.20

Diluted	$(0.02)	$0.07	$(0.04)	$0.19

Weighted average shares outstanding:
Basic	5,676,677	5,659,841	5,665,120	5,644,911

Diluted	5,676,677	5,701,678	5,665,120	5,868,322

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended March 31, 2009

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of September 30, 2008	5,718,850	$9,105	$15,513	$(95)	$24,523

Net loss for six months ended March 31, 2009	—	—	(207)	—	(207)

Dividends paid	—	—	(517)	—	(517)

Unrealized loss on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	(156)	(156)

Employee and director restricted stock vested	34,356	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(3,614)	(11)	—	—	(11)

Employee and director restricted stock compensation	—	267	—	—	267

Tax effect of RSU vesting	—	(157)	—	—	(157)

Balance as of March 31, 2009	5,749,592	$9,204	$14,789	$(251)	$23,742

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(207)	$1,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62	329
Deferred income taxes	369	236
Tax effect from restricted stock unit vesting	(157)	(48)
Restricted stock units vested	(11)	(97)
Deferred restricted stock unit compensation	267	230
Unrealized loss on marketable securities	1	1

(Increase) decrease in operating assets:
Investment fee income receivable	276	378
Prepaid expenses	(258)	(271)
Other current assets	(6)	5
Other assets	—	55
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(923)	(1,260)
Income taxes payable	—	(68)
Current portion of deferred rent	6	(1)
Long-term portion of deferred rent	(11)	1

Net cash provided by (used in) operating activities	(592)	606

Cash flows used in investing activities:
Purchases of property and equipment	(15)	(44)
Investment in the Hennessy Micro Cap Growth Fund, LLC	—	(512)
Payments related to acquisition of management contracts	(2,031)	—

Net cash used in investing activities	(2,046)	(556)

Cash flows used in financing activity:
Principal payments on debt	(4,145)	(1,045)
Dividend payment	(517)	(515)

Net cash used in financing activity	(4,662)	(1,560)

Net decrease in cash and cash equivalents	(7,300)	(1,510)

Cash and cash equivalents at the beginning of the period	12,788	13,760

Cash and cash equivalents at the end of the period	$5,488	$12,250

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(156)	$(70)

Cash paid for:
Income taxes	$—	$921

Interest	$74	$256

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2009, the operating results for the six months ended March 31, 2009 and March 31, 2008, and the cash flows for the six months ended March 31, 2009 and March 31, 2008. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment management and shareholder services to eight open-end mutual funds, six of which also have institutional share classes (the “Hennessy Funds”), and investment management services to one non-registered private pooled investment fund (the “Hennessy Micro Cap Growth Fund, LLC”). The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund-Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Large Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Select Large Value Fund, Hennessy Total Return Fund, Hennessy Balanced Fund, and Hennessy Micro Cap Growth Fund, LLC.

(2) Management Contracts

On March 23, 2009, Hennessy Advisors, Inc. acquired the assets related to the management of the Tamarack Large Cap Growth Fund and the Tamarack Value Fund. Hennessy acquired these assets from Royal Bank of Canada’s Voyageur Asset Management. The two funds had combined assets on that date of approximately $158.3 million. Shares of the Tamarack Large Cap Growth Fund were exchanged for shares of the Hennessy Cornerstone Large Growth Fund (original class shares), and shares of the Tamarack Value Fund were exchanged for shares of the Hennessy Select Large Value Fund (original class shares). Both Funds also offer institutional class shares.

Hennessy Advisors has retained Voyageur Asset Management as sub-advisor to manage the portfolio of the Hennessy Select Large Value Fund. This Fund is the first of a new ‘Select Series’ of funds launched for the purpose of employing seasoned, yet undiscovered asset managers.

As of March 31, 2009, Hennessy Advisors, Inc. had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund-Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Directors of Hennessy Funds Trust on March 3, 2009 for an initial period of two years, to be renewed annually thereafter. After the initial period of two years, the agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

The management agreements for the remaining funds were renewed by the Board of Directors of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust, at their meeting on March 3, 2009 for a period of one year. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors may choose to voluntarily waive part of its management fees in order to maintain competitive expense ratios for its funds. For the institutional share class, Hennessy Advisors has a contractual obligation to waive the advisory fee to the extent necessary to ensure that net expenses do not exceed 0.98% of the average daily net assets of the Funds. For the original share classes of the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund, Hennessy Advisors has a contractual obligation to waive the advisory fee to the extent necessary to ensure that net expenses do not exceed 1.30% of the average daily net assets of the Funds. The expense limitation will be in effect through March, 2010.

Hennessy Advisors, Inc. is also the Managing Member of the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). Hennessy Advisors, Inc. will serve as the Managing Member until its resignation or removal. The Managing Member may voluntarily resign with 30 days’ prior written notice to the other members or 60 days’ prior written notice if there is not then a remaining Managing Member. At any time, the Managing Member may designate an additional Managing Member or designate a successor Managing Member with no further consent or approval required from the other members. The Managing Member may be removed at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” defined as members other than members who are the Managing Member or affiliates of the Managing Member.

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

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors, Inc. invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Fund”). The investment currently represents approximately 18.8% of the total subscriptions in the Fund. The Fund is a limited liability company for which Hennessy Advisors, Inc. is the Managing Member.

The investment is classified at fair market value on the balance sheet as an available-for-sale security subject to FASB Statement No. 115. The fair market value of the investment at March 31, 2009 was $0.3 million.

(4) Long-term Debt

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, required 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate, less one percent, per a loan amendment dated February 1, 2007. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%). The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the six month period ended March 31, 2009.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(5) Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund - Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Large Growth Fund, and Hennessy Cornerstone Value Fund, and at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund. The Manager has delegated the day-to-day management of the Hennessy Select Large Value Fund to a sub-advisor, Voyageur Asset Management, Inc. Hennessy Advisors, Inc. pays the sub-advisor to the Select Large Value Fund 0.35% of the average net assets under management. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Hennessy Micro Cap Growth Fund, LLC is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member.

Fees are earned for shareholder support services provided for each of the original class shares of the eight Hennessy Funds. The shareholder servicing fees are charged at an annual rate of 0.1% of average daily net assets.

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

(6) Income Taxes

For loss years beginning after December 31, 2007, a net operating loss (“NOL”) may be carried back and deducted from taxable income in each of the preceding five years or until exhausted. The Company has cumulative taxable income in the prior five years; therefore, the current federal NOL of $914,947 has been carried back to offset its preceding five years’ taxable income and creates a tax benefit of $311,082 ($914,947 at 34%). However, California does not allow the carryback of NOLs. The following is our tax position at March 31, 2009:

The provision for income taxes comprised of the following for the six months ended March 31, 2009 and 2008:

	3/31/2009	3/31/2008
Current
Federal	(311,100)	444,300
State	—	139,800

	(311,100)	584,100

Deferred
Federal	227,000	167,200
State	(14,400)	20,800

	212,600	188,000

Total	(98,500)	772,100

The principal reasons for the differences form the federal statutory rate of 34% are as follows:

	3/31/2009	3/31/2008
Federal tax at statutory rate	(104,000)	641,800
State tax at statutory rate	(17,800)	110,100
Permanent differences	23,300	20,200

Provision for (benefit from) income taxes	(98,500)	772,100

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2009 and 2008 are presented below:

	3/31/2009	3/31/2008
Current deferred tax assets:
Accrued compensation	70,800	79,100
Accrued rent	6,100	14,400
State taxes	31,600	140,200
Net Operating Loss	47,700	—

Total deferred tax assets	156,200	233,700

Noncurrent deferred tax liabilities:
Property and equipment	(57,300)	(55,200)
Management contracts	(2,271,900)	(1,738,500)

Total deferred tax liabilities	(2,329,200)	(1,793,700)

Net deferred tax liabilities	(2,173,000)	(1,560,000)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2002 through 2008 tax years remain open in California.

The Company’s effective tax rate for the six months ended March 31, 2009 and 2008, were 32.4% and 40.9%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

The common stock equivalents were excluded from the loss per share calculation for the quarter ended March 31, 2009 as they were anti-dilutive.

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

As the exercise prices of all options granted under the Plan prior to the adoption of FAS 123R were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the six month periods ended March 31, 2009 and 2008.

During the six months ended March 31, 2009, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU’s granted under this plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the six months ended March 31, 2009 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2009
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2008	88,596	$12.26

Granted	61,000	$2.66

Vested (1)	(26,032)	$10.06

Forfeited	—	—

Non-vested Balance at March 31, 2009	123,564	$7.95

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 30,742 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the six months ended March 31, 2009.

Restricted Stock Unit Compensation Six Months Ended March 31, 2009
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,242

Compensation Expense recognized as of March 31, 2009	(1,260)

Unrecognized compensation expense related to RSU’s at March 31, 2009	$982

As of March 31, 2009, there was $1.0 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

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

As of March 31, 2009, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Based on the FAS 157 definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$4,715	$—	$—	$4,715
US Treasuries	—	735	—	735
Mutual fund investments	4	—	—	4
Investment in domestic equities	262	—	—	262

Total	$4,981	$735	$—	$5,716

Amounts included in:
Cash and cash equivalents	$4,715	$735	$—	$5,450
Investments in marketable securities	4	—	—	4
Investment in the Hennessy Micro Cap Fund	262	—	—	262

Total	$4,981	$735	$—	$5,716

The investments in money market funds, mutual funds, and domestic equities are assets traded on active markets with readily available daily values. The inputs are therefore level 1. The US Treasury investments are actively traded, but the values are not readily available on a daily basis, which makes the inputs a level 2.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. Hennessy Advisors, Inc. adopted FAS 159 as of October 1, 2008, but did not elect the fair value option for any assets or liabilities as of March 31, 2009.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended March 31, 2009 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008 as filed with the SEC on December 5, 2008.

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

Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including our ability to identify and complete future acquisitions;

•	market trends and risks;

•	our assumptions about changes in the market place, especially with the extreme volatility in the global and US financial markets;

•	our estimates for future performance;

•	our estimates regarding anticipated revenues and operating expenses; and

•	our ability to retain the mutual fund assets we currently manage.

Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations in our revenue can directly impact our net income from period to period.

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $699 million as of March 31, 2009.

Our total assets under management have decreased since March 31, 2008, mainly due to market depreciation. Market impact is unpredictable. The uncertainty in the marketplace has caused fluctuations in fund performance which may cause decreases in fund inflows as shareholders react. The following table illustrates the changes in assets under management from March 31, 2008 through March 31, 2009:

	Assets Under Management At Each Quarter End, March 31, 2008 through March 31, 2009
	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009
	(In Thousands)
Beginning assets under management	$1,425,531	$1,098,695	$1,094,791	$876,069	$641,344

Acquisition inflows	—	—	—	—	158,293

Organic inflows	76,398	63,237	92,452	27,178	14,029

Redemptions	(199,018)	(105,092)	(85,497)	(81,761)	(46,416)

Market appreciation (depreciation)	(204,216)	37,951	(225,677)	(180,142)	(68,074)

Ending assets under management	$1,098,695	$1,094,791	$876,069	$641,344	$699,176

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2009, this asset had a net balance of $21.4 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of March 31, 2009, this liability, including the current portion of long-term debt, had a balance of $2.4 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,053	88.2%	$2,152	87.7%
Shareholder service fees	139	11.6	295	12.0
Other	2	0.2	8	0.3

Total revenue	1,194	100.0	2,455	100.0

Operating expenses:
Compensation and benefits	734	61.5	688	28.1
General and administrative	493	41.3	450	18.3
Mutual fund distribution	131	11.0	444	18.1
Amortization and depreciation	31	2.5	165	6.7

Total operating expenses	1,389	116.3	1,747	71.2

Operating income (loss)	(195)	(16.3)	708	28.8

Interest expense	13	1.1	102	4.1
Other income	(2)	(0.1)	(108)	(4.4)

Income (loss) before income tax expense	(206)	(17.3)	714	29.1

Income tax expense (benefit)	(73)	(6.2)	294	12.0

Net income (loss)	$(133)	(11.1)%	$420	17.1%

Revenues: Total revenue decreased 51.4% to $1.2 million in the three months ended March 31, 2009, due to decreased average assets under management. Investment advisory fees decreased 51.1% to $1.1 million in the three months ended March 31, 2009, and shareholder service fees decreased 52.9% to $0.1 million in the three months ended March 31, 2009. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $399.5 million, or 36.4%, as of March 31, 2009, from $1.099 billion as of the end of the prior comparable period. The $399.5 million decrease in net mutual funds assets is attributable to market depreciation of $435.9 million and redemptions of $318.8 million, partly offset by organic inflows of $196.9 million and an acquisition of $158.3 million. Redemptions as a percentage of assets under management decreased from an average of 5.3% per month to 2.7% per month during the same period.

Operating Expenses: Total operating expenses decreased 20.5% to $1.4 million in the three months ended March 31, 2009, from $1.7 million in the prior comparable period. The decrease is due to declines in assets held on no transaction fee platforms and reduced amortization expense. As a percentage of total revenue, total operating expenses increased by 45.1% to 116.3% in the three months ended March 31, 2009, as compared to 71.2% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 6.7% to $0.73 million in the three months ended March 31, 2009, from $0.69 million in the prior comparable period. The increase resulted primarily due to a new President of the funds hired in the current year. As a percentage of total revenue, compensation and benefits increased by 33.4% to 61.5% for the three months ended March 31, 2009, compared to 28.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 9.6% to $0.49 million in the three months ended March 31, 2009, from $0.45 million in the prior comparable period, primarily due to increased business development expense. As a percentage of total revenue, general and administrative expense increased by 23.0% to 41.3% in the three months ended March 31, 2009, from 18.3% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 70.5% to $0.1 million in the three months ended March 31, 2009, from $0.4 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 7.1% to 11.0% for the three months ended March 31, 2009, compared to 18.1% in the prior comparable period. The decreased costs are partly due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade. The decrease is also due to the creation of institutional class shares, which are not subject to no transaction fees on the mutual fund platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 81.2% to $0.03 million in the three months ended March 31, 2009, from $0.2 million in the prior comparable period. The decrease is a result of the non-compete agreement being fully amortized as of June 30, 2008. As a percentage of total revenue, amortization and depreciation expenses decreased by 4.2% to 2.5% for the three months ended March 31, 2009, compared to 6.7% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.1 million from the prior comparable period due to declining interest rates. Additionally, principal payments of $0.2 million were made monthly since the prior comparable period, and a large payment of $3.5 million was made in December, 2008. As a percentage of total revenue, interest expense decreased by 3.0% to 1.1% for the three months ended March 31, 2009, compared to 4.1% in the prior comparable period.

Other Income: Other income decreased by $0.1 million from the prior comparable period due to lower interest rates earned on our cash balance as well as a reduction in cash due to loan payments. As a percentage of total revenue, other income decreased by 4.3% to 0.1% for the three months ended March 31, 2009, compared to 4.4% in the prior comparable period.

Income Taxes: The provision for income taxes decreased 124.8% to a tax benefit of $0.07 million in the three months ended March 31, 2009, from a tax expense of $0.3 million in the prior comparable period. The change is due to a decrease in income before tax from the prior period to become a loss before tax in the current period.

Net Income (Loss): Net income decreased by 131.7% to a net loss of $0.1 million in the three months ended March 31, 2009, compared to net income of $0.4 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2009 and 2008:

	Six Months Ended March 31,
	2009		2008
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$2,284	88.1%	$5,075	87.6%
Shareholder service fees	300	11.6	691	11.9
Other	8	0.3	30	0.5

Total revenue	2,592	100.0	5,796	100.0

Operating expenses:
Compensation and benefits	1,426	55.0	1,488	25.7
General and administrative	1,037	40.0	1,047	18.1
Mutual fund distribution	335	12.9	1,054	18.2
Amortization and depreciation	62	2.4	329	5.6

Total operating expenses	2,860	110.3	3,918	67.6

Operating income (loss)	(268)	(10.3)	1,878	32.4

Interest expense	62	2.4	242	4.1
Other income	(24)	(0.9)	(252)	(4.3)

Income (loss) before income tax expense	(306)	(11.8)	1,888	32.6

Income tax expense (benefit)	(99)	(3.8)	772	13.3

Net income (loss)	$(207)	(8.0)%	$1,116	19.3%

Revenues: Total revenue decreased 55.3% to $2.6 million in the six months ended March 31, 2009, due to decreased average assets under management. Investment advisory fees decreased 55.0% to $2.3 million in the six months ended March 31, 2009, and shareholder service fees decreased 56.6% to $0.3 million in the six months ended March 31, 2009. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $399.5 million, or 36.4%, as of March 31, 2009, from $1.099 billion as of the end of the prior comparable period. The $399.5 million decrease in net mutual funds assets is attributable to market depreciation of $435.9 million and redemptions of $318.8 million, partly offset by organic inflows of $196.9 million and an acquisition of $158.3 million. Redemptions as a percentage of assets under management decreased from an average of 5.3% per month to 2.7% per month during the same period.

Operating Expenses: Total operating expenses decreased 27.0% to $2.9 million in the six months ended March 31, 2009, from $3.9 million in the prior comparable period. The decrease is due to lower spending in all operating expense categories. As a percentage of total revenue, total operating expenses increased by 42.7% to 110.3% in the six months ended March 31, 2009, as compared to 67.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 4.2% to $1.43 million in the six months ended March 31, 2009, from $1.49 million in the prior comparable period. The decrease resulted primarily due to lower bonus accruals in the current year. As a percentage of total revenue, compensation and benefits increased by 29.3% to 55.0% for the six months ended March 31, 2009, compared to 25.7% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 1.0% to $1.04 million in the six months ended March 31, 2009, from $1.05 million in the prior comparable period, primarily due to decreased professional services expense. As a percentage of total revenue, general and administrative expense increased by 21.9% to 40.0% in the six months ended March 31, 2009, from 18.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 68.2% to $0.3 million in the six months ended March 31, 2009, from $1.1 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 5.3% to 12.9% for the six months ended March 31, 2009, compared to 18.2% in the prior comparable period. The decreased costs are partly due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade. The decrease is also due to the creation of institutional class shares, which are not subject to no transaction fees on the mutual fund platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 81.2% to $0.06 million in the six months ended March 31, 2009, from $0.3 million in the prior comparable period. The decrease is a result of the non-compete agreement being fully amortized as of June 30, 2008. As a percentage of total revenue, amortization and depreciation expenses decreased by 3.2% to 2.4% for the six months ended March 31, 2009, compared to 5.6% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.2 million from the prior comparable period due to declining interest rates. Additionally, principal payments of $0.2 million were made monthly since the prior comparable period, as well as a $3.5 million payment in December, 2008. As a percentage of total revenue, interest expense decreased by 1.7% to 2.4% for the six months ended March 31, 2009, compared to 4.1% in the prior comparable period.

Other Income: Other income decreased by $0.2 million from the prior comparable period due to lower interest rates earned on our cash balance, as well as decreased cash due to loan payments. As a percentage of total revenue, other income decreased by 3.4% to 0.9% for the six months ended March 31, 2009, compared to 4.3% in the prior comparable period.

Income Taxes: The provision for income taxes decreased 112.8% to a tax benefit of $0.1 million in the six months ended March 31, 2009, from a tax expense of $0.8 million in the prior comparable period. The change is due to a decrease in income before tax from the prior period to become a loss before tax in the current period.

Net Income (Loss): Net income decreased by 118.5% to a net loss of $0.2 million in the six months ended March 31, 2009, compared to net income of $1.1 million in the prior comparable period, as a result of the factors discussed above.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 as of October 1, 2008. As of March 31, 2009, the Company did not elect any of its financial assets or liabilities using the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on our financial statements or results of operations.

In January, 2009, the FASB Staff issued amendments to EITF Issue No. 99-20, “Recognition of Interest Income on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“FSP EITF 99-20-1”), which is effective immediately. FSP EITF 99-20-1 was issued to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. It retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investment in the Hennessy Micro Cap Growth Fund, LLC (held as an available for sale security) has been assessed as having a temporary impairment as of March 31, 2009. The amendments presented in EITF 99-20-1 have not changed this determination. The adoption of EITF 99-20-1 has had no effect on our financial statements or results of operations.

In April, 2009, the FASB Staff issued amendments to FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments” and amendments to APB Opinion No. 28 “Interim Financial Reporting” (“FSP FAS 107-1 and APB 28-1”), which are effective for interim reporting periods ending after June 15, 2009 (the Company’s third fiscal quarter of 2009). The FSPs were issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. They also require disclosures in summarized financial information to be reported at interim periods. We do not anticipate the adoption of FSP 107-1 and APB 28-1 to have any effect on our financial reporting for our next fiscal quarter.

In April, 2009, the FASB Staff issued additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased (“FSP FAS 157-4”), which is effective for interim reporting periods ending after June 15, 2009 (the Company’s third fiscal quarter of 2009). FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. We do not anticipate the adoption of FSP FAS 157-4 to have any effect on our financial statements or results of operations for our next fiscal quarter.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2009 will be sufficient to meet our short-term capital requirements, specifically relating to a payment of 0.75% of assets under management due on the approximately $106 million asset acquisition of the Tamarack Value Fund completed in March 2009. The maximum payment that will be owed in September 2009 is $0.8 million, but the amount owed could be as low as zero depending on net redemptions from the Fund in the next six months. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2009 were $699 million, which was a decrease of $176.9 million, or 20.2%, from September 30, 2008. Property and equipment and management agreements acquired totaled $21.7 million as of March 31, 2009. We also invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC on October 30, 2007. We intend to keep this investment for at least eighteen months, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2009, we had cash and cash equivalents of $5.5 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund - Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require us to make 20 monthly payments in the approximate amount of $0.07 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. We have $2.4 million of principal currently outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%).

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of

1934, as amended, as of March 31, 2009. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

There were no reportable events for item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
On the vesting date of January 26, 2009 (1)	2,007	$3.00	0	0
Total (2)	2,007	$3.00	0	0

(1)	The shares repurchased on January 26, 2009 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on January 26, 2006.
(2)	The total shares repurchased were purchased at a weighted average price of $3.00 per share.
(3)	The share repurchases were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The share repurchases were done at the employees’ requests to pay for tax expense and withholding on behalf of the employees.

There were no reportable events for item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was conducted on Thursday, January 29, 2009.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2010.

Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld
Neil J. Hennessy	3,061,298	434,643
Teresa M. Nilsen	3,050,048	445,893
Daniel B. Steadman	3,061,398	434,543
Charles W. Bennett	3,061,398	434,543
Henry Hansel	3,061,398	434,543
Brian A. Hennessy	3,061,298	434,643
Rodger Offenbach	3,061,398	434,543
Daniel G. Libarle	3,049,798	446,143
Thomas L. Seavey	3,061,398	434,543

There were no reportable events for item 5.

Item 6.	Exhibits

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 5, 2009	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350