Form 10-Q
period 2009-06-30
HENNESSY ADVISORS INC
filed 2009-08-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 14, 2009 there were 5,753,342 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2009	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,744	$12,788
Investments in marketable securities, at fair value	4	5
Investment fee income receivable	528	670
Prepaid expenses	490	435
Deferred income tax asset	195	225
Other current assets	7	17

Total current assets	6,968	14,140

Property and equipment, net of accumulated depreciation of $349 and $274	241	301
Management contracts, net of accumulated amortization of $629	21,452	19,406
Investment in the Hennessy Micro Cap Growth Fund, LLC	306	417
Other assets	58	71

Total assets	$29,025	$34,335

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$440	$1,238
Current portion of deferred rent	20	11
Current portion of long-term debt	825	2,091

Total current liabilities	1,285	3,340

Long-term debt	1,331	4,417
Long-term portion of deferred rent	10	26
Deferred income tax liability	2,455	2,029

Total liabilities	5,081	9,812

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,753,342 shares issued and outstanding at June 30, 2009 and 5,718,850 at September 30, 2008	9,338	9,105
Other comprehensive loss	(206)	(95)
Retained earnings	14,812	15,513

Total stockholders’ equity	23,944	24,523

Total liabilities and stockholders’ equity	$29,025	$34,335

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2009	2008	2009	2008
Revenue
Investment advisory fees	$1,382	$2,045	$3,666	$7,120
Shareholder service fees	183	268	483	959
Other	3	5	11	35

Total revenue	1,568	2,318	4,160	8,114

Operating expenses
Compensation and benefits	756	653	2,182	2,141
General and administrative	573	529	1,610	1,576
Mutual fund distribution	137	374	472	1,428
Amortization and depreciation	29	166	91	495

Total operating expenses	1,495	1,722	4,355	5,640

Operating income (loss)	73	596	(195)	2,474

Interest expense	13	77	75	319
Other income	(7)	(84)	(31)	(336)

Income (loss) before income tax expense	67	603	(239)	2,491

Income tax expense (benefit)	44	263	(55)	1,035

Net income (loss)	$23	$340	$(184)	$1,456

Earnings (loss) per share:
Basic	$—	$0.06	$(0.03)	$0.26

Diluted	$—	$0.06	$(0.03)	$0.25

Weighted average shares outstanding:
Basic	5,677,748	5,659,841	5,670,212	5,647,262

Diluted	5,677,748	5,801,472	5,670,212	5,822,314

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders' Equity

Nine Months Ended June 30, 2009

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance as of September 30, 2008	5,718,850	$9,105	$15,513	$(95)	$24,523

Net loss for nine months ended June 30, 2009	—	—	(184)	—	(184)

Dividends paid	—	—	(517)	—	(517)

Unrealized loss on investment in Hennessy Micro Cap Growth

Fund, LLC	—	—	—	(111)	(111)

Employee and director restricted stock vested	38,106	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(3,614)	(11)	—	—	(11)

Employee and director restricted stock compensation	—	401	—	—	401

Tax effect of RSU vesting	—	(157)	—	—	(157)

Balance as of June 30, 2009	5,753,342	$9,338	$14,812	$(206)	$23,944

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(184)	$1,456
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	91	495
Deferred income taxes	456	308
Tax effect from restricted stock unit vesting	(157)	(187)
Restricted stock units vested	(11)	(97)
Deferred restricted stock unit compensation	401	354
Restricted stock units forfeited	—	(11)
Unrealized loss on marketable securities	1	1
(Increase) decrease in operating assets:
Investment fee income receivable	142	403
Prepaid expenses	(55)	(128)
Other current assets	10	10
Other assets	1	56

Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(798)	(1,108)
Income taxes payable	—	(68)
Current portion of deferred rent	9	—
Long-term portion of deferred rent	(16)	1

Net cash provided by (used in) operating activities	(110)	1,485

Cash flows used in investing activities:
Purchases of property and equipment	(19)	(64)
Investment in the Hennessy Micro Cap Growth Fund, LLC	—	(512)
Payments related to acquisition of management contracts	(2,046)	—

Net cash used in investing activities	(2,065)	(576)

Cash flows used in financing activity:
Principal payments on debt	(4,352)	(1,568)
Dividend payment	(517)	(515)

Net cash used in financing activity	(4,869)	(2,083)

Net decrease in cash and cash equivalents	(7,044)	(1,174)

Cash and cash equivalents at the beginning of the period	12,788	13,760

Cash and cash equivalents at the end of the period	$5,744	$12,586

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(111)	$(65)

Cash paid for:
Income taxes	$—	$1,176

Interest	$87	$335

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2009, the operating results for the nine months ended June 30, 2009 and June 30, 2008, and the cash flows for the nine months ended June 30, 2009 and June 30, 2008. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment management and shareholder services to eight open-end mutual funds, six of which also have institutional share classes (the “Hennessy Funds”), and investment management services to one non-registered private pooled investment fund (the “Hennessy Micro Cap Growth Fund, LLC”). The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Large Growth Fund, Hennessy Cornerstone Value Fund, Hennessy Select Large Value Fund, Hennessy Total Return Fund, Hennessy Balanced Fund, and Hennessy Micro Cap Growth Fund, LLC.

(2) Management Contracts

On March 23, 2009, Hennessy Advisors acquired the assets related to the management of the Tamarack Large Cap Growth Fund and the Tamarack Value Fund. Hennessy acquired these assets from Royal Bank of Canada’s Voyageur Asset Management, Inc. The two funds had combined assets on that date of approximately $158.3 million. Shares of the Tamarack Large Cap Growth Fund were exchanged for shares of the Hennessy Cornerstone Large Growth Fund (original class shares), and shares of the Tamarack Value Fund were exchanged for shares of the Hennessy Select Large Value Fund (original class shares). Both Funds also offer institutional class shares.

Hennessy Advisors has retained Voyageur Asset Management as sub-advisor to manage the portfolio of the Hennessy Select Large Value Fund. This Fund is the first of a new ‘Select Series’ of funds launched for the purpose of employing seasoned, yet undiscovered asset managers.

As of June 30, 2009, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; and with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 for an initial period of two years, to be renewed annually thereafter. After the initial period of two years, the agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

The management agreements for the remaining Funds were renewed by the Board of Directors/Trustees of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. and Hennessy Funds Trust, at their meeting on March 3, 2009 for a period of one year. The agreements may be renewed from year to year, as long as their continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each management agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust (either by the Board of Directors or by vote of a majority of the outstanding voting securities of each Fund), or by Hennessy Advisors, upon 60 days’ prior written notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Funds. Hennessy Advisors may choose to voluntarily waive part of its management fees in order to maintain competitive expense ratios for the Funds. For the institutional share class, Hennessy Advisors has a contractual obligation to waive the advisory fee to the extent necessary to ensure that net expenses do not exceed 0.98% of the average daily net assets of the Funds. For the original share classes of the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund, Hennessy Advisors has a contractual obligation to waive the advisory fee to the extent necessary to ensure that net expenses do not exceed 1.30% of the average daily net assets of the Funds. The expense limitation will be in effect through March, 2010.

Hennessy Advisors is also the Managing Member of the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”). Hennessy Advisors will serve as the Managing Member until its resignation or removal. The Managing Member may voluntarily resign with 30 days’ prior written notice to the other members or 60 days’ prior written notice if there is not then a remaining Managing Member. At any time, the Managing Member may designate an additional Managing Member or designate a successor Managing Member with no further consent or approval required from the other members. The Managing Member may be removed at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members” (defined as members other than members who are the Managing Member or affiliates of the Managing Member).

Under the terms of the management agreement, the Managing Member bears all organizational expenses (defined as expenses incurred in connection with and directly related to the formation, qualification and funding of the Micro Cap Fund), but the Micro Cap Fund bears all of its operating, investment and other expenses. However, the Managing Member is responsible for the ordinary and extraordinary costs of administering the Micro Cap Fund, including any placement fees incurred in connection with the offering of interests in the Micro Cap Fund.

Hennessy Advisors, as the Managing Member of the Hennessy Micro Gap Growth Fund, LLC, has the right to reduce or waive the management fee or incentive allocation (as defined in Note 5) chargeable to any member’s account without the consent of or notice to any other member.

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC. The investment currently represents approximately 18.4% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified at fair market value on the balance sheet as an available-for-sale security subject to FASB Statement No. 115. The fair market value of the investment at June 30, 2009 was $0.3 million.

(4) Long-term Debt

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, required 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate, less one percent, per a loan amendment dated February 1, 2007. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%). The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the nine month period ended June 30, 2009.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(5) Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, Hennessy Cornerstone Growth Fund, Series II, Hennessy Focus 30 Fund, Hennessy Cornerstone Large Growth Fund, and Hennessy Cornerstone Value Fund, and at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund. The Company has delegated the day-to-day management of the Hennessy Select Large Value Fund to a sub-advisor, Voyageur Asset Management Inc. Hennessy Advisors pays Voyageur Asset Management Inc. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select Large Value Fund. The annual advisory fee for the Hennessy Balanced Fund and Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Hennessy Micro Cap Growth Fund, LLC is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Company.

Fees are earned for shareholder support services provided for each of the original class shares of the eight Hennessy Funds. The shareholder servicing fees are charged at an annual rate of 0.1% of average daily net assets.

In the Hennessy Micro Cap Growth Fund, LLC, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an intial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period).

(6) Income Taxes

For loss years beginning after December 31, 2007, a net operating loss (“NOL”) may be carried back and deducted from federal taxable income in each of the preceding five years or until exhausted. The Company has cumulative taxable income in the prior five years; therefore, the current federal NOL of $1,042,400 has been carried back to offset its preceding five years’ taxable income and creates a tax benefit of $354,416 ($1,042,400 at 34%). California does not allow the carryback of NOLs. The following is our tax position at June 30, 2009:

The provision for income taxes comprised of the following for the nine months ended June 30, 2009 and 2008:

	6/30/2009	6/30/2008
Current
Federal	(331,200)	580,300
State	3,200	185,400

	(328,000)	765,700

Deferred
Federal	305,200	240,300
State	(7,000)	28,600

	298,200	268,900

Total	(29,800)	1,034,600

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2009 and 2008 are presented below:

	6/30/2009	6/30/2008
Current deferred tax assets:
Accrued compensation	115,200	113,800
Accrued rent	3,800	14,100
State taxes	16,000	117,600
Net Operating Loss	54,300	—
Other	5,700	—

Total deferred tax assets	195,000	245,500

Noncurrent deferred tax liabilities:
Property and equipment	(23,700)	(51,700)
Management contracts	(2,430,800)	(1,825,800)

Total deferred tax liabilities	(2,454,500)	(1,877,500)

Net deferred tax liabilities	(2,259,500)	(1,632,000)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2002 through 2008 tax years remain open in California.

The Company’s effective tax rate for the nine months ended June 30, 2009 and 2008, were 22.9% and 41.5%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

The common stock equivalents were excluded from the loss per share calculation for the quarter ended June 30, 2009 as they were anti-dilutive.

(8) Stock-Based Compensation

On May 2, 2001, the Company established an incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

As the exercise prices of all options granted under the Plan prior to the adoption of FAS 123R were equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in net income. There were no options granted during the nine month periods ended June 30, 2009 and 2008.

During the nine months ended June 30, 2009, the Company issued restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the

Company’s 2001 Omnibus Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under this plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the nine months ended June 30, 2009 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2009
	Number of Restricted Share Units	Weighted Avg. Fair Value at Grant Date
Non-vested Balance at September 30, 2008	88,596	$12.26

Granted	61,000	$2.66

Vested (1)	(39,684)	$9.94

Forfeited	—	—

Non-vested Balance at June 30, 2009	109,912	$7.71

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 34,492 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the nine months ended June 30, 2009.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2009
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,242

Compensation Expense recognized as of June 30, 2009	(1,395)

Unrecognized compensation expenserelated to RSU’s at June 30, 2009	$847

As of June 30, 2009, there was $0.8 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

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

As of June 30, 2009, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

(10) New Accounting Policies

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which is effective beginning in our fiscal year 2009. In February, 2008, the FASB issued FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). As of October 1, 2008, Hennessy Advisors adopted FAS 157 for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the FAS 157 definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$4,815	$—	$—	$4,815
Mutual fund investments	4	—	—	4
Investment in domestic equities	306	—	—	306

Total	$5,125	$—	$—	$5,125

Amounts included in:
Cash and cash equivalents	$4,815	$—	$—	$4,815
Investments in marketable securities	4	—	—	4
Investment in the Hennessy Micro Cap Fund	306	—	—	306

Total	$5,125	$—	$—	$5,125

The investments in money market funds, mutual funds, and domestic equities are assets traded on active markets with readily available daily values. The inputs are therefore level 1.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. Hennessy Advisors, Inc. adopted FAS 159 as of October 1, 2008, but did not elect the fair value option for any assets or liabilities as of June 30, 2009.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2009 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2008 as filed with the SEC on December 5, 2008.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $775 million as of June 30, 2009.

Our total assets under management have decreased since June 30, 2008, mainly due to market depreciation and redemption activity. Market impact is unpredictable. The uncertainty in the marketplace has caused fluctuations in fund performance which may cause decreases in fund inflows as shareholders react. The following table illustrates the changes in assets under management from June 30, 2008 through June 30, 2009:

	Assets Under Management
	At Each Quarter End, June 30, 2008 through June 30, 2009
	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009
	(In Thousands)
Beginning assets undermanagement	$1,098,695	$1,094,791	$876,069	$641,344	$699,176

Acquisition inflows	—	—	—	158,293	—

Organic inflows	63,237	92,452	27,178	14,029	16,696

Redemptions	(105,092)	(85,497)	(81,761)	(46,416)	(47,371)

Market appreciation (depreciation)	37,951	(225,677)	(180,142)	(68,074)	106,017

Ending assets undermanagement	$1,094,791	$876,069	$641,344	$699,176	$774,518

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2009, this asset had a net balance of $21.5 million.

The principal liability on our balance sheet is the long-term bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of June 30, 2009, this liability, including the current portion of long-term debt, had a balance of $2.2 million.

Results of Operations

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,382	88.1%	$2,045	88.2%
Shareholder service fees	183	11.7	268	11.6
Other	3	0.2	5	0.2

Total revenue	1,568	100.0	2,318	100.0

Operating expenses:
Compensation and benefits	756	48.2	653	28.2
General and administrative	573	36.5	529	22.8
Mutual fund distribution	137	8.7	374	16.1
Amortization and depreciation	29	1.9	166	7.2

Total operating expenses	1,495	95.3	1,722	74.3

Operating income	73	4.7	596	25.7

Interest expense	13	0.8	77	3.3
Other income	(7)	(0.4)	(84)	(3.6)

Income before income tax expense	67	4.3	603	26.0

Income tax expense	44	2.8	263	11.3

Net income	$23	1.5%	$340	14.7%

Revenues: Total revenue decreased 32.4% to $1.6 million in the three months ended June 30, 2009, due to decreased average assets under management. Investment advisory fees decreased 32.4% to $1.4 million in the three months ended June 30, 2009, and shareholder service fees decreased 31.7% to $0.2 million in the three months ended June 30, 2009. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $320.3 million, or 29.3%, as of June 30, 2009, from $1.095 billion as of the end of the prior comparable period. The $320.3 million decrease in net mutual funds assets is attributable to market depreciation of $367.9 million and redemptions of $261.1 million, partly offset by organic inflows of $150.4 million and an acquisition of $158.3 million. Redemptions as a percentage of assets under management decreased from an average of 3.1% per month to 2.1% per month during the same period.

Operating Expenses: Total operating expenses decreased 13.2% to $1.5 million in the three months ended June 30, 2009, from $1.7 million in the prior comparable period. The decrease is due to declines in assets held on no transaction fee platforms and reduced amortization expense. As a percentage of total revenue, total operating expenses increased by 21.0% to 95.3% in the three months ended June 30, 2009, as compared to 74.3% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 15.8% to $0.76 million in the three months ended June 30, 2009, from $0.65 million in the prior comparable period. The increase resulted primarily from the creation of a new position in June, 2008 of the President of the Hennessy Funds, who is also the head of our distribution and sales efforts. Additionally, there have been no layoffs of existing employees in the current period despite the economic turmoil. As a percentage of total revenue, compensation and benefits increased by 20.0% to 48.2% for the three months ended June 30, 2009, compared to 28.2% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 8.3% to $0.57 million in the three months ended June 30, 2009, from $0.53 million in the prior comparable period, primarily due to sub-advisor fees on the newly acquired Hennessy Select Large Value Fund. As a percentage of total revenue, general and administrative expense increased by 13.7% to 36.5% in the three months ended June 30, 2009, from 22.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 63.4% to $0.1 million in the three months ended June 30, 2009, from $0.4 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 7.4% to 8.7% for the three months ended June 30, 2009, compared to 16.1% in the prior comparable period. The decreased costs are partly due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade. The decrease is also due to the creation of institutional class shares, which are not subject to no transaction fees on the mutual fund platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 82.5% to $0.03 million in the three months ended June 30, 2009, from $0.2 million in the prior comparable period. The decrease is a result of the non-compete agreement being fully amortized as of June 30, 2008. As a percentage of total revenue, amortization and depreciation expenses decreased by 5.3% to 1.9% for the three months ended June 30, 2009, compared to 7.2% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.06 million from the prior comparable period due to declining interest rates. Additionally, principal payments of $0.2 million were made through December, 2008, at which time a large payment of $3.5 million was made. Monthly principal payments of $0.06 million began in February, 2009. As a percentage of total revenue, interest expense decreased by 2.5% to 0.8% for the three months ended June 30, 2009, compared to 3.3% in the prior comparable period.

Other Income: Other income decreased by $0.08 million from the prior comparable period due to lower interest rates earned on our cash balance as well as a reduction in cash due to loan payments and an acquisition. As a percentage of total revenue, other income decreased by 3.2% to 0.4% for the three months ended June 30, 2009, compared to 3.6% in the prior comparable period.

Income Taxes: The provision for income taxes decreased 83.3% to a tax expense of $0.04 million in the three months ended June 30, 2009, from a tax expense of $0.26 million in the prior comparable period. The change is due to a decrease in income before tax from the prior period.

Net Income: Net income decreased by 93.2% to a net income of $0.02 million in the three months ended June 30, 2009, compared to net income of $0.34 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2009 and 2008:

	Nine Months Ended June 30,
	2009		2008
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,666	88.1%	$7,120	87.7%
Shareholder service fees	483	11.6	959	11.8
Other	11	0.3	35	0.5

Total revenue	4,160	100.0	8,114	100.0

Operating expenses:
Compensation and benefits	2,182	52.5	2,141	26.4
General and administrative	1,610	38.7	1,576	19.4
Mutual fund distribution	472	11.3	1,428	17.6
Amortization and depreciation	91	2.2	495	6.1

Total operating expenses	4,355	104.7	5,640	69.5

Operating income (loss)	(195)	(4.7)	2,474	30.5

Interest expense	75	1.8	319	3.9
Other income	(31)	(0.8)	(336)	(4.1)

Income (loss) before income tax expense	(239)	(5.7)	2,491	30.7

Income tax expense (benefit)	(55)	(1.3)	1,035	12.8

Net income (loss)	$(184)	(4.4)%	$1,456	17.9%

Revenues: Total revenue decreased 48.7% to $4.2 million in the nine months ended June 30, 2009, due to decreased average assets under management. Investment advisory fees decreased 48.5% to $3.7 million in the nine months ended June 30, 2009, and shareholder service fees decreased 49.6% to $0.5 million in the nine months ended June 30, 2009. These decreases resulted from decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds decreased by $320.3 million, or 29.3%, as of June 30, 2009, from $1.095 billion as of the end of the prior comparable period. The $320.3 million decrease in net mutual funds assets is attributable to market depreciation of $367.9 million and redemptions of $261.1 million, partly offset by organic inflows of $150.4 million and an acquisition of $158.3 million. Redemptions as a percentage of assets under management decreased from an average of 3.1% per month to 2.1% per month during the same period.

Operating Expenses: Total operating expenses decreased 22.8% to $4.4 million in the nine months ended June 30, 2009, from $5.6 million in the prior comparable period. The decrease is due to lower spending in mutual fund distribution expense and amortization and depreciation expense. As a percentage of total revenue, total operating expenses increased by 35.2% to 104.7% in the nine months ended June 30, 2009, as compared to 69.5% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 1.9% to $2.18 million in the nine months ended June 30, 2009, from $2.14 million in the prior comparable period. The increase resulted primarily from the creation of a new position in June, 2008 of the President of the Hennessy Funds, who is also the head of our distribution and sales efforts. Additionally, there have been no layoffs of existing employees in the current period despite the economic turmoil. As a percentage of total revenue, compensation and benefits increased by 26.1% to 52.5% for the nine months ended June 30, 2009, compared to 26.4% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 2.2% to $1.61 million in the nine months ended June 30, 2009, from $1.58 million in the prior comparable period, primarily due to increased sub-advisor fees on the newly acquired Hennessy Select Large Value Fund. As a percentage of total revenue, general and administrative expense increased by 19.3% to 38.7% in the nine months ended June 30, 2009, from 19.4% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 66.9% to $0.5 million in the nine months ended June 30, 2009, from $1.4 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 6.3% to 11.3% for the nine months ended June 30, 2009, compared to 17.6% in the prior comparable period. The decreased costs are partly due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade. The decrease is also due to the creation of institutional class shares, which are not subject to no transaction fees on the mutual fund platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 81.6% to $0.09 million in the nine months ended June 30, 2009, from $0.5 million in the prior comparable period. The decrease is a result of the non-compete agreement being fully amortized as of June 30, 2008. As a percentage of total revenue, amortization and depreciation expenses decreased by 3.9% to 2.2% for the nine months ended June 30, 2009, compared to 6.1% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.2 million from the prior comparable period due to declining interest rates. Additionally, principal payments of $0.2 million were made through December, 2008, at which time a large payment of $3.5 million was made. Monthly principal payments of $0.06 million began in February, 2009. As a percentage of total revenue, interest expense decreased by 2.1% to 1.8% for the nine months ended June 30, 2009, compared to 3.9% in the prior comparable period.

Other Income: Other income decreased by $0.3 million from the prior comparable period due to lower interest rates earned on our cash balance, as well as decreased cash due to loan payments and an acquisition. As a percentage of total revenue, other income decreased by 3.3% to 0.8% for the nine months ended June 30, 2009, compared to 4.1% in the prior comparable period.

Income Taxes: The provision for income taxes decreased 105.3% to a tax benefit of $0.06 million in the nine months ended June 30, 2009, from a tax expense of $1.04 million in the prior comparable period. The change is due to a decrease in income before tax from the prior period to become a loss before tax in the current period.

Net Income (Loss): Net income decreased by 112.6% to a net loss of $0.2 million in the nine months ended June 30, 2009, compared to net income of $1.5 million in the prior comparable period, as a result of the factors discussed above.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 as of October 1, 2008. As of June 30, 2009, the Company did not elect any of its financial assets or liabilities using the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on our financial statements or results of operations.

In January, 2009, the FASB Staff issued amendments to EITF Issue No. 99-20, “Recognition of Interest Income on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“FSP EITF 99-20-1”), which is effective immediately. FSP EITF 99-20-1 was issued to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. It retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investment in the Hennessy Micro Cap Growth Fund, LLC (held as an available for sale security) has been assessed as having a temporary impairment as of June 30, 2009. The amendments presented in FSP EITF 99-20-1 have not changed this determination. The adoption of FSP EITF 99-20-1 did not have an impact on our financial statements or results of operations.

In April, 2009, the FASB Staff issued amendments to FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments” and amendments to APB Opinion No. 28 “Interim Financial Reporting” (“FSP FAS 107-1 and APB 28-

1”), which are effective for interim reporting periods ending after June 15, 2009 (the Company’s third fiscal quarter of 2009). FAS 107-1 and APB 28-1 were issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. They also require disclosures in summarized financial information to be reported at interim periods. We do not anticipate the adoption of FSP FAS 107-1 and APB 28-1 to have any effect on our financial reporting for our next fiscal quarter.

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

In May, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have an impact on our financial statements or results of operations.

In June, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective for the annual period beginning after November 15, 2009 (the Company’s fiscal year 2011). We do not anticipate the adoption of FAS 167 to have any effect on our financial statements or results of operations.

In June, 2009, the FASB Staff issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS Statement No. 162” (“FAS 168”), which is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009 (the Company’s fourth fiscal quarter of 2009). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. FAS 168 will amend the Company’s disclosure for references to accounting guidance to include reference to the applicable section of the Codification.

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

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FASB No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. Under FASB Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of FASB Statement No. 142 on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted annually and coincides with our annual financial reporting, unless a “triggering event,” as defined in FAS 142, occurs, at which point additional analysis will be completed. Based on our detailed assessment of current fair market value, the value of the management agreements acquired has not been impaired. Increasing redemptions and market depreciation could cause the valuation of management agreements acquired to become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

The investment in the Hennessy Micro Cap Growth Fund, LLC is classified as an available-for-sale security pursuant to FASB Statement No. 115. The investment is therefore adjusted to fair market value on the balance sheet with unrealized gains or losses reported in the other comprehensive income or loss portion of stockholders’ equity.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2009 will be sufficient to meet our short-term capital requirements, specifically relating to a payment of 0.75% of assets under management due on the approximately $106 million asset acquisition of the Tamarack Value Fund completed in March 2009 and an additional $65 million asset acquisition that is currently underway. The maximum payment that will be owed in September 2009 with respect to the Tamarack Value Fund is $0.8 million, but the amount owed could be as low as zero depending on net redemptions from the Fund in the next three months. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2009 were $774.5 million, which was a decrease of $101.6 million, or 11.6%, from September 30, 2008. Property and equipment and management agreements acquired totaled $21.7 million as of June 30, 2009. We also invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2009, we had cash and cash equivalents of $5.7 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require us to make 20 monthly payments in the approximate amount of $0.07 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. We have $2.2 million of principal currently outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%).

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 303 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 5, 2009	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350