Form 10-Q
period 2009-12-31
HENNESSY ADVISORS INC
filed 2010-01-28
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

As of January 15, 2010 there were 5,783,679 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2009	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,790	$5,747
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	667	560
Prepaid expenses	631	665
Deferred income tax asset	173	241
Other current assets, net of accumulated amortization of $88 and $0, respectively	96	20

Total current assets	6,362	7,238

Property and equipment, net of accumulated depreciation of $339 and $367, respectively	226	222
Management contracts	22,262	22,220
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	401	366
Other assets, net of accumulated amortization of $0 and $84, respectively	37	53

Total assets	$29,288	$30,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$358	$1,394
Income taxes payable	1	—
Current portion of deferred rent	19	23
Bank loan	1,744	1,950

Total current liabilities	2,122	3,367

Long-term portion of deferred rent	3	4
Deferred income tax liability	2,767	2,607

Total liabilities	4,892	5,978

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,783,679 shares issued and outstanding at December 31, 2009 and 5,754,419 at September 30, 2009	9,504	9,466
Accumulated other comprehensive loss	(112)	(146)
Retained earnings	15,004	14,801

Total stockholders’ equity	24,396	24,121

Total liabilities and stockholders’ equity	$29,288	$30,099

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenue
Investment advisory fees	$1,782	$1,231
Shareholder service fees	209	161
Other	7	6

Total revenue	1,998	1,398

Operating expenses
Compensation and benefits	723	692
General and administrative	524	544
Mutual fund distribution	179	204
Sub-advisor fees	176	—
Amortization and depreciation	28	31

Total operating expenses	1,630	1,471
Operating income (loss)	368	(73)

Interest expense	10	49
Other expense (income), net	6	(22)

Income (loss) before income tax expense	352	(100)

Income tax expense (benefit)	149	(26)

Net income (loss)	$203	$(74)

Earnings (loss) per share:
Basic	$0.04	$(0.01)

Diluted	$0.04	$(0.01)

Weighted average shares outstanding:
Basic	5,692,790	5,666,452

Diluted	5,692,790	5,666,452

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2009

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2009	5,754,419	$9,466	$14,801	$(146)	$24,121

Net Income	—	—	203	—	203

Unrealized gain on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	34	34

Employee and director restricted stock vested	33,856	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(4,596)	(12)	—	—	(12)

Deferred restricted stock unit compensation	—	129	—	—	129

Tax effect of RSU vesting	—	(79)	—	—	(79)

Balance at December 31, 2009	5,783,679	$9,504	$15,004	$(112)	$24,396

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$203	$(74)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	28	31
Deferred income taxes	228	185
Tax effect from restricted stock unit vesting	(79)	(77)
Restricted stock units vested	(12)	(5)
Deferred restricted stock unit compensation	129	132

(Increase) decrease in operating assets:
Investment fee income receivable	(107)	232
Prepaid expenses	33	(103)
Other current assets	(63)	(79)
Other assets	(1)	1
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,036)	(1,075)
Income taxes payable	1	—
Current portion of deferred rent	(4)	3
Long-term portion of deferred rent	(1)	(5)

Net cash used in operating activities	(681)	(834)

Cash flows used in investing activities:
Purchases of property and equipment	(28)	(8)
Payments related to acquisition of management contracts	(42)	(51)

Net cash used in investing activities	(70)	(59)

Cash flows used in financing activities:
Principal payments on long-term debt	(206)	(4,008)

Net cash used in financing activities	(206)	(4,008)

Net decrease in cash and cash equivalents	(957)	(4,901)

Cash and cash equivalents at the beginning of the year	5,747	12,788

Cash and cash equivalents at the end of the year	$4,790	$7,887

Supplemental disclosures of cash flow information:
Unrealized gain (loss) on investment	$34	$(100)

Cash paid for:
Income taxes	$—	$—

Interest	$11	$55

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2009, the operating results for the three months ended December 31, 2009 and December 31, 2008, and the cash flows for the three months ended December 31, 2009 and December 31, 2008. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment management and shareholder services to eight open-end mutual funds, six of which also have institutional share classes; and investment management services to two open-end mutual funds, one of which also has an institutional share class, and one non-registered private pooled investment fund, the Hennessy Micro Cap Growth Fund, LLC. The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, and the Hennessy Micro Cap Growth Fund, LLC.

(2) Management Contracts

As of December 31, 2009, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 for an initial period of two years, to be renewed annually thereafter; and the management agreements for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on July 13, 2009 and by the shareholders of these funds on September 17, 2009 for an initial period of two years, to be renewed annually thereafter.

Our other management agreements are renewed annually by (1) the board of directors or trustees of the applicable investment company or by the vote of a majority of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the trustees of the Hennessy Funds Trust on March 3, 2009 for a period of one year.

Other than non-renewal, two other circumstances might lead to termination of the management agreements: (1) the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block); and (2) the termination of the agreement, via written notice, by our firm or by one of the funds’ investment companies which causes termination after 60 days of the notice.

Under the terms of the management agreements, each Fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the funds. Hennessy Advisors may choose to voluntarily waive part of its management fees or reimburse fund expenses in order to maintain competitive expense ratios for the funds. We currently reimburse fund expenses to the extent necessary to maintain expense ratio limitations on the institutional share class of our funds as well the original class shares of the Hennessy Cornerstone Large Growth Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund. The expense limitation for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund expires at the end of March 2010, and the expense limitation for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund expires at the end of February 2010.

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

Hennessy Advisors, as the Managing Member of the Hennessy Micro Cap Growth Fund, LLC, has the right to reduce or waive the management fee or incentive allocation (as defined in Note 5) chargeable to any member’s account without the consent of or notice to any other member.

As of December 31, 2009, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC. The investment currently represents approximately 18.6% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, and is included on the balance sheet at market value. The fair market value of the investment at December 31, 2009 was $0.4 million.

(4) Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent, as amended on February 1, 2007. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, required 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate, less one percent, per a loan amendment dated February 1, 2007. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%). The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the three month period ended December 31, 2009.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(5) Investment Advisor and Shareholder Service Fee Revenue

Investment Advisory and Shareholder Service fees, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Cornerstone Value Fund; at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund; at an annual rate of 1.00% of the Hennessy Select SPARX Japan Fund; and at an annual rate of 1.20% of the Hennessy Select SPARX Japan Smaller Companies Fund. The annual advisory fee for the Hennessy Balanced Fund and the Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Hennessy Micro Cap Growth Fund, LLC is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Company.

The Company has delegated the day-to-day management of the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (the ‘Select Funds’) to sub-advisors. Hennessy Advisors pays RBC Global Asset Management (U.S.) Inc. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select Large Value Fund; and Hennessy Advisors pays SPARX Asset Management Co., Ltd. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select SPARX Japan Fund and 0.20% of the average daily net assets of the Hennessy Select SPARX Japan Smaller Companies Fund.

Fees are earned for shareholder support services provided for each of the original class shares of eight of the Hennessy Funds (the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund are not subject to shareholder servicing fees). The shareholder servicing fees are charged at an annual rate of 0.1% of average daily net assets.

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

(6) Income Taxes

The following is our tax position at December 31, 2009 and 2008:

The provision for income taxes was comprised of the following for the quarters ended December 31, 2009 and 2008:

	12/31/2009	12/31/2008
Current
Federal	800	(134,300)
State	—	—

	800	(134,300)

Deferred
Federal	126,300	111,900
State	21,800	(3,800)

	148,100	108,100

Total	148,900	(26,200)

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	12/31/2009	12/31/2008

Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.83%	5.83%
Permanent differences	3.33%	-13.65%
Other	0.00%	0.00%

Effective Tax Rate	43.16%	26.18%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2009 and 2008 are presented below:

	12/31/2009	12/31/2008
Current deferred tax assets:
Accrued compensation	90,600	106,200
Accrued rent	1,300	8,400
State taxes	—	47,400
Net operating loss	72,100	20,200
Other	9,200	—

Total deferred tax assets	173,200	182,200

Noncurrent deferred tax liabilities:
Property and equipment	(18,700)	(57,200)
Management contracts	(2,747,900)	(2,114,300)

Total deferred tax liabilities	(2,766,600)	(2,171,500)

Net deferred tax liabilities	(2,593,400)	(1,989,300)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States, California and Connecticut. The tax years ended in 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2002 through 2008 tax years remain open in California.

The Company’s effective tax rate for the three months ended December 31, 2009 and 2008, were 43.2% and 26.2%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

The common stock equivalents were excluded from the per share calculations for the quarters ended December 31, 2009 and 2008 as they were anti-dilutive.

(8) Stock-Based Compensation

On May 2, 2001, the Company established an incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the three months ended December 31, 2009 and 2008.

Under the Company’s 2001 Omnibus Plan, participants may be granted restricted stock units (RSUs), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under this plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the three months ended December 31, 2009 and 61,000 RSUs granted during the three months ended December 31, 2008. RSU activity for the three months ended December 31, 2009 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2009
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2009	96,261	$7.40

Granted	—	—

Vested (1)	(13,136)	$9.67

Forfeited	—	—

Non-vested Balance at December 31, 2009	83,125	$7.01

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 29,260 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the three months ended December 31, 2009.

Restricted Stock Unit Compensation Three Months Ended December 31, 2009

(In Thousands)

Total expected compensation expense related to Restricted Stock Units	$2,242

Compensation Expense recognized as of December 31, 2009	(1,659)

Unrecognized compensation expense related to RSU’s at December 31, 2009	$583

As of December 31, 2009, there was $0.6 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.3 years.

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

As of December 31, 2009, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(10) New Accounting Policies

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchy as of December 31, 2009:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$3,990	$—	$—	$3,990
Mutual fund investments	5	—	—	5
Investment in domestic equities	401	—	—	401

Total	$4,396	$—	$—	$4,396

Amounts included in:
Cash and cash equivalents	$3,990	$—	$—	$3,990
Investments in marketable securities	5	—	—	5
Investment in the Hennessy Micro Cap Fund	401	—	—	401

Total	$4,396	$—	$—	$4,396

The investments in money market funds, mutual funds, and domestic equities are assets traded on active markets with readily available daily values. The inputs are therefore level 1.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2009 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009 as filed with the SEC on December 4, 2009.

(10)	Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2009 up through January 28, 2010, the date we issued these financial statements. During this period, the Company did not have any material recognizable and nonrecognizable subsequent events.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Total assets under management were $945 million as of December 31, 2009.

Our total assets under management have increased since December 31, 2008, due to market appreciation, organic inflows and acquisitions. The following table illustrates the changes in assets under management from December 31, 2008 through December 31, 2009:

	Assets Under Management At Each Quarter End, December 31, 2008 through December 31, 2009
	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
	(In Thousands)

Beginning assets under management	$876,069	$641,344	$699,176	$774,518	$923,404

Acquisition inflows	—	158,293	—	74,256	—

Organic inflows	27,178	14,029	16,696	22,506	39,117

Redemptions	(81,761)	(46,416)	(47,371)	(55,506)	(70,015)

Market appreciation (depreciation)	(180,142)	(68,074)	106,017	107,630	52,409

Ending assets under management	$641,344	$699,176	$774,518	$923,404	$944,915

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of December 31, 2009, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of December 31, 2009, this liability had a balance of $1.7 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009		2008
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,782	89.2%	$1,231	88.1%
Shareholder service fees	209	10.5	161	11.5
Other	7	0.3	6	0.4

Total revenue	1,998	100.0	1,398	100.0

Operating expenses:
Compensation and benefits	723	36.2	692	49.5
General and administrative	524	26.2	544	38.9
Mutual fund distribution	179	9.0	204	14.6
Sub-advisor fees	176	8.8	—	—
Amortization and depreciation	28	1.4	31	2.2

Total operating expenses	1,630	81.6	1,471	105.2

Operating income (loss)	368	18.4	(73)	(5.2)

Interest expense	10	0.5	49	3.5
Other expense (income)	6	0.3	(22)	(1.5)

Income (loss) before income tax expense	352	17.6	(100)	(7.2)

Income tax expense (benefit)	149	7.4	(26)	(1.9)

Net income (loss)	$203	10.2%	$(74)	(5.3)%

Revenues: Total revenue increased 42.9% to $2.0 million in the three months ended December 31, 2009, due to increased average assets under management. Investment advisory fees increased 44.8% to $1.8 million in the three months ended December 31, 2009, and shareholder service fees increased 29.8% to $0.2 million in the three months ended December 31, 2009. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Total net assets in our mutual funds increased by $303.6 million, or 47.3%, as of December 31, 2009, from $641 million as of the end of the prior comparable period. The $303.6 million increase in net mutual funds assets is attributable to acquisitions of $232.5 million, organic inflows of $92.4 million and market appreciation of $198.0 million, partly offset by redemptions of $219.3 million. Redemptions as a percentage of assets under management decreased from an average of 3.0% per month to 2.6% per month during the same period.

Operating Expenses: Total operating expenses increased 10.8% to $1.6 million in the three months ended December 31, 2009, from $1.5 million in the prior comparable period. The increase is mainly due to sub-advisor fees paid on assets in our new Hennessy Select Series of funds. These funds are actively managed by outside asset managers retained by Hennessy Advisors, Inc. As a percentage of total revenue, total operating expenses decreased by 23.6% to 81.6% in the three months ended December 31, 2009, as compared to 105.2% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 4.5% to $0.72 million in the three months ended December 31, 2009, from $0.69 million in the prior comparable period. The increase resulted primarily from an increase in bonus accruals, which are based on earnings, which have increased since the prior comparable period. As a percentage of total revenue, compensation and benefits decreased by 13.3% to 36.2% for the three months ended December 31, 2009, compared to 49.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 3.7% to $0.52 million in the three months ended December 31, 2009, from $0.54 million in the prior comparable period, primarily due to decreased professional services fees. As a percentage of total revenue, general and administrative expense decreased by 12.7% to 26.2% in the three months ended December 31, 2009, from 38.9% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 12.3% to $0.18 million in the three months ended December 31, 2009, from $0.20 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 5.6% to 9.0% for the three months ended December 31, 2009, compared to 14.6% in the prior comparable period. The decreased costs are partly due to decreased assets held through mutual fund supermarkets such as Charles Schwab, Fidelity and TD Ameritrade. The decrease is also due to the assets held in our institutional class shares, which are not subject to transaction fees on the mutual fund platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 9.7% to $0.028 million in the three months ended December 31, 2009, from $0.031 million in the prior comparable period. The decrease is a result of less depreciation expense in the current period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.8% to 1.4% for the three months ended December 31, 2009, compared to 2.2% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.04 million from the prior comparable period due to declining interest rates. Additionally, principal payments of $0.2 million were made monthly through December, 2008, at which time a large payment of $3.5 million was made. Monthly principal payments of $0.06 million began in February, 2009. As a percentage of total revenue, interest expense decreased by 3.0% to 0.5% for the three months ended December 31, 2009, compared to 3.5% in the prior comparable period.

Other Income: Other income decreased by $0.03 million from the prior comparable period due to lower interest rates earned on our cash balance as well as a reduction in cash due to loan payments and acquisitions. As a percentage of total revenue, other income decreased by 1.8% to other expense of 0.3% for the three months ended December 31, 2009, compared to other income of 1.5% in the prior comparable period.

Income Taxes: The provision for income taxes increased 673.1% to $0.15 million in the three months ended December 31, 2009. In the prior comparable period, the tax provision was a benefit of $0.03 million. The change is due to income before tax in the current period, as opposed to a loss before tax in the prior period.

Net Income: Net income increased by 374.3% to a net income of $0.2 million in the three months ended December 31, 2009, compared to a net loss of $0.07 million in the prior comparable period, as a result of the factors discussed above.

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

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles - Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted quarterly and coincides with our quarterly and annual financial reporting. Based on our detailed assessment of current fair market value, the value of the management agreements acquired has not been impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

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

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, shareholder vote fees and percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of December 31, 2009.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2009 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2009 were $944.9 million, which was an increase of $21.5 million, or 2.3%, from September 30, 2009. Property and equipment and management agreements acquired totaled $22.5 million as of December 31, 2009. We also invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2009, we had cash and cash equivalents of $4.8 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require us to make 20 monthly payments in the approximate amount of $0.07 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. We have $1.7 million of principal currently outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%).

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date:	January 28, 2010	By:	/S/ TERESA M. NILSEN
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350