Form 10-Q/A
period 2009-12-31
HENNESSY ADVISORS INC
filed 2010-04-14
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-accelerated Filer [ ]  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

As of January 15, 2010 there were 5,783,679 shares of common stock issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on January 28, 2010 (the “Original Form 10-Q”), in response to an SEC comment to include the internal control over financial reporting language in the introductory portion of paragraph 4 of the Section 302 certification, as well as paragraph 4(b).  This amendment contains a revised Item 4T and updated certifications.

This amendment should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date that the original Form 10-Q was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the Original Form 10-Q.  Accordingly, this amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.

Part I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the Company's fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.
Date: April 14, 2010	By: /s/ Teresa M. Nilsen Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350