Form 10-Q
period 2010-03-31
HENNESSY ADVISORS INC
filed 2010-05-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of April 15, 2010 there were 5,797,604 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,201	$5,747
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	683	560
Prepaid expenses	107	665
Deferred income tax asset	110	241
Other current assets, net of accumulated amortization of $92 and $0, respectively	28	20

Total current assets	6,134	7,238

Property and equipment, net of accumulated depreciation of $366 and $366, respectively	207	222
Management contracts	22,270	22,220
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	391	366
Other assets, net of accumulated amortization of $0 and $84, respectively	36	53

Total assets	$29,038	$30,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$489	$1,394
Current portion of deferred rent	8	23
Bank loan	1,538	1,950

Total current liabilities	2,035	3,367

Long-term portion of deferred rent	8	4
Deferred income tax liability	2,918	2,607

Total liabilities	4,961	5,978

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,797,604 shares issued and outstanding at March 31, 2010 and 5,754,419 at September 30, 2009	9,505	9,466
Accumulated other comprehensive loss	(121)	(146)
Retained earnings	14,693	14,801

Total stockholders’ equity	24,077	24,121

Total liabilities and stockholders’ equity	$29,038	$30,099

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2010	2009	2010	2009
Revenue
Investment advisory fees	$1,696	$1,053	$3,478	$2,284
Shareholder service fees	202	139	411	300
Other	3	2	10	8

Total revenue	1,901	1,194	3,899	2,592

Operating expenses
Compensation and benefits	652	734	1,375	1,426
General and administrative	494	493	1,018	1,037
Mutual fund distribution	165	131	344	335
Sub-advisor fees	175	—	351	—
Amortization and depreciation	32	31	60	62

Total operating expenses	1,518	1,389	3,148	2,860

Operating income (loss)	383	(195)	751	(268)

Interest expense	9	13	19	62
Other expense (income), net	(1)	(2)	5	(24)

Income (loss) before income tax expense	375	(206)	727	(306)

Income tax expense (benefit)	164	(73)	313	(99)

Net income (loss)	$211	$(133)	$414	$(207)

Earnings (loss) per share:
Basic	$0.04	$(0.02)	$0.07	$(0.04)

Diluted	$0.04	$(0.02)	$0.07	$(0.04)

Weighted average shares outstanding:
Basic	5,707,638	5,676,677	5,700,446	5,665,120

Diluted	5,714,272	5,676,677	5,707,877	5,665,120

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2010

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2009	5,754,419	$9,466	$14,801	$(146)	$24,121

Net Income	—	—	414	—	414

Dividends paid	—	—	(522)	—	(522)

Unrealized gain on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	25	25

Employee and director restricted stock vested	49,606	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(6,421)	(17)	—	—	(17)

Deferred restricted stock unit compensation	—	213	—	—	213

Tax effect of RSU vesting	—	(157)	—	—	(157)

Balance at March 31, 2010	5,797,604	$9,505	$14,693	$(121)	$24,077

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$414	$(207)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	60	62
Deferred income taxes	442	369
Tax effect from restricted stock unit vesting	(157)	(157)
Restricted stock units vested	(17)	(11)
Deferred restricted stock unit compensation	213	267
Unrealized loss on marketable securities	—	1

(Increase) decrease in operating assets:
Investment fee income receivable	(123)	276
Prepaid expenses	558	(258)
Other current assets	(16)	(6)
Other assets	17	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(905)	(923)
Current portion of deferred rent	(15)	6
Long-term portion of deferred rent	4	(11)

Net cash provided by (used in) operating activities	475	(592)

Cash flows used in investing activities:
Purchases of property and equipment	(37)	(15)
Payments related to acquisition of management contracts	(50)	(2,031)

Net cash used in investing activities	(87)	(2,046)

Cash flows used in financing activities:
Principal payments on bank loan	(412)	(4,145)
Dividend payment	(522)	(517)

Net cash used in financing activities	(934)	(4,662)

Net decrease in cash and cash equivalents	(546)	(7,300)

Cash and cash equivalents at the beginning of the period	5,747	12,788

Cash and cash equivalents at the end of the period	$5,201	$5,488

Supplemental disclosures of cash flow information:
Unrealized gain (loss) on investment	$25	$(156)

Cash paid for:
Income taxes	$41	$—

Interest	$20	$74

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2010, the operating results for the three and six months ended March 31, 2010 and March 31, 2009, and the cash flows for the six months ended March 31, 2010 and March 31, 2009. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

(2) Management Contracts

As of March 31, 2010, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 for an intial period of two years, to be renewed annually thereafter; and the management agreements for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on July 13, 2009 and by the shareholders of these funds on September 17, 2009 for an intial period of two years, to be renewed annually thereafter.

Our other management agreements are renewed annually by (1) the board of directors or trustees of the applicable investment company or by the vote of a majority of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the trustees of the Hennessy Funds Trust on March 3, 2010 for a period of one year.

Other than non-renewal, two other circumstances might lead to termination of the management agreements: (1) the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes an “indirect assignment” by transferring a controlling block of our common stock); and (2) the termination of the agreement by our firm or by one of the funds’ investment companies upon 60 days’ prior written notice.

Under the terms of the management agreements, each fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the funds.

Under these agreements, the Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by our fund accountants and are expensed monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from our fund accountants in the subsequent month.

In the past, fees have only been waived based on contractual obligations. However, the Company has the right to waive fees at its discretion to compete with other mutual funds with lower expense ratios. The fees are analyzed constantly and a decision to waive fees would not apply to previous periods, but would apply going forward.

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

Hennessy Advisors, as the Managing Member of the Micro Cap Fund, has the right to reduce or waive the management fee or incentive allocation (as defined in Note 5) chargeable to any member’s account without the consent of or notice to any other member.

As of March 31, 2010, no events or changes in circumstances occurred that indicated potenial impairment of the management contracts.

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 18.6% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, and is included on the balance sheet at market value. The fair market value of the investment at March 31, 2010 was $0.4 million.

The accounting method the Company uses for the equity investments is generally dependent upon the influence the Company has over the investee. If there are investments such as the Micro Cap Fund where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee will be consolidated into the Company’s financial statements. Further, as managing member of the Micro Cap Fund, the Company is generally presumed to control the Micro Cap Fund (and should consolidate the fund into the Company’s financial statements) unless this presumption is overcome because members of the Micro Cap Fund other than the Company and its affiliates have the substantive ability to dissolve the Micro Cap Fund or otherwise remove the Company as the managing member without cause. After considering Financial Accounting Standards Board (FASB) guidance on investment in equity and variable interest entities with respect to the investment in the Micro Cap Fund, the Company determined that the Micro Cap Fund should not be consolidated because the investment is less than 20% of the total investment, and the Company can be removed from the position of managing member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members” (defined as members other than members who are the Managing Member or affiliates of the Managing Member).

(4) Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, required 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate, less one percent, per a loan amendment dated February 1, 2007.

An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%). The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the three month period ended March 31, 2010.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(5) Investment Advisor and Shareholder Service Fee Revenue

Investment advisory and shareholder service, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Cornerstone Value Fund; at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund; at an annual rate of 1.00% of the Hennessy Select SPARX Japan Fund; and at an annual rate of 1.20% of the Hennessy Select SPARX Japan Smaller Companies Fund. The annual advisory fee for the Hennessy Balanced Fund and the Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Micro Cap Fund is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Company.

The Company has delegated the day-to-day management of the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (the ‘Select Funds’) to sub-advisors. Hennessy Advisors pays RBC Global Asset Management (U.S.) Inc. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select Large Value Fund; and Hennessy Advisors pays SPARX Asset Management Co., Ltd. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select SPARX Japan Fund and of 0.20% of the average daily net assets of the Hennessy Select SPARX Japan Smaller Companies Fund.

Fees are earned for shareholder support services provided for each of the original class shares of eight of the Hennessy Funds (the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund are not subject to shareholder servicing fees). The shareholder servicing fees are charged at an annual rate of 0.1% of average daily net assets.

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an intial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the six months ended March 31, 2010 and 2009.

(6) Income Taxes

The following is our tax position at March 31, 2010 and 2009:

The provision for income taxes comprised of the following for the six months ended March 31, 2010 and 2009:

	3/31/2010	3/31/2009
Current
Federal	27,000	(311,100)
State	1,100	—

	28,100	(311,100)

Deferred
Federal	251,400	227,000
State	34,300	(14,400)

	285,700	212,600

Total	313,800	(98,500)

The principal reasons for the differences form the federal statutory rate of 34% are as follows:

	3/31/2010	3/31/2009

Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.54%	5.83%
Permanent differences	3.01%	-7.63%

Effective Tax Rate	42.55%	32.20%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2010 and 2009 are presented below:

	3/31/2010	3/31/2009
Current deferred tax assets:
Accrued compensation	32,200	70,800
Accrued rent	6,300	6,100
State taxes	—	31,600
Net operating loss	60,300	47,700
Other	11,600	—

Total deferred tax assets	110,400	156,200

Noncurrent deferred tax liabilities:
Property and equipment	(6,200)	(57,300)
Management contracts	(2,912,000)	(2,271,900)

Total deferred tax liabilities	(2,918,200)	(2,329,200)

Net deferred tax liabilities	(2,807,800)	(2,173,000)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2002 through 2008 tax years remain open in California.

The Company’s effective tax rate for the six months ended March 31, 2010 and 2009, were 42.6% and 32.2%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

There were 700,469 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the three and six months ended March 31, 2010 because they were anti-dilutive. There were 812,075 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the three and six months ended March 31, 2009 because they were anti-dilutive.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the six months ended March 31, 2010 and 2009.

Under the Company’s 2001 Omnibus Plan, participants may be granted restricted stock units (RSUs), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under this plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the six months ended March 31, 2010 and 61,000 RSUs granted during the six months ended March 31, 2009. RSU activity for the six months ended March 31, 2010 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2010
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2009	96,261	$7.40

Granted	—	—

Vested (1)	(20,828)	$10.04

Forfeited	(11,250)	$5.29

Non-vested Balance at March 31, 2010	64,183	$6.85

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 43,185 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the six months ended March 31, 2010.

Restricted Stock Unit Compensation Six Months Ended March 31, 2010

(In Thousands)

Total expected compensation expense related to Restricted Stock Units	$2,182

Compensation Expense recognized as of March 31, 2010	(1,742)

Unrecognized compensation expense related to RSU's at March 31, 2010	$440

As of March 31, 2010, there was $0.4 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.1 years.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease expires October 31, 2010 with one five-year extension available thereafter. Subsequent to March 31, 2010, there was a lease amendment signed on the Novato office space that is discussed in the Subsequent Events Note (12).

The Company’s portfolio trading operation is located in leased office space under a non-cancelable lease at One Landmark Square, Suite 424, in Stamford, Connecticut. The lease was amended on April 1, 2008 and expires September 30, 2011.

As of March 31, 2010, there were no material changes in the leasing arrangement on the Connecticut office space that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(10) Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchy as of March 31, 2010:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$4,340	$—	$—	$4,340
Mutual fund investments	5	—	—	5
Investment in domestic equities	391	—	—	391

Total	$4,736	$—	$—	$4,736

Amounts included in:
Cash and cash equivalents	$4,340	$—	$—	$4,340
Investments in marketable securities	5	—	—	5
Investment in the Hennessy Micro Cap Fund	391	—	—	391

Total	$4,736	$—	$—	$4,736

The investments in money market funds, mutual funds, and domestic equities are assets traded on active markets with readily available daily values. The inputs are therefore level 1.

(11) New Accounting Pronouncements

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended March 31, 2010 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009 as filed with the SEC on December 4, 2009.

(12) Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2010 up through May 5, 2010, the date these financial statements were issued. During this period, the Company signed an amended lease agreement for the Novato office space extending the term through March 31, 2012 with an option for an additional three years thereafter. The amendment includes three months of free rent at the beginning of the new term, and subsequently a cost of $2.00 per square foot, which is a decrease from $2.53 per square foot prior to the lease amendment. The straight-line rent expense through March 31, 2012, the end of the lease amendment, is $1.71 per square foot, or $23,445 per month.

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market, and others, many of which are beyond the control of our management.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $923.0 million and $928.1 million for the three and six months ended March 31, 2010, respectively.

Total assets under management were $960.8 million as of March 31, 2010. Our total assets under management have increased since March 31, 2009, due to market appreciation, organic inflows and acquisitions, but partly offset by redemptions. The following table illustrates the changes in assets under management from March 31, 2009 through March 31, 2010:

	Assets Under Management At Each Quarter End, March 31, 2009 through March 31, 2010
	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010
	(In Thousands)

Beginning assets under management	$641,344	$699,176	$774,518	$923,404	$944,915

Acquisition inflows	158,293	—	74,256	—	—

Organic inflows	14,029	16,696	22,506	39,117	36,134

Redemptions	(46,416)	(47,371)	(55,506)	(70,015)	(71,086)

Market appreciation (depreciation)	(68,074)	106,017	107,630	52,409	50,853

Ending assets under management	$699,176	$774,518	$923,404	$944,915	$960,816

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2010, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of March 31, 2010, this liability had a balance of $1.5 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,696	89.2%	$1,053	88.2%
Shareholder service fees	202	10.6	139	11.6
Other	3	0.2	2	0.2

Total revenue	1,901	100.0	1,194	100.0

Operating expenses:
Compensation and benefits	652	34.3	734	61.5
General and administrative	494	26.0	493	41.3
Mutual fund distribution	165	8.7	131	11.0
Sub-advisor fees	175	9.2	—	—
Amortization and depreciation	32	1.7	31	2.5

Total operating expenses	1,518	79.9	1,389	116.3

Operating income (loss)	383	20.1	(195)	(16.3)

Interest expense	9	0.5	13	1.1
Other income	(1)	(0.1)	(2)	(0.1)

Income (loss) before income tax expense	375	19.7	(206)	(17.3)

Income tax expense (benefit)	164	8.6	(73)	(6.2)

Net income (loss)	$211	11.1%	$(133)	(11.1)%

Revenues: Total revenue increased 59.2% to $1.9 million in the three months ended March 31, 2010, due to increased average assets under management. Investment advisory fees increased 61.1% to $1.7 million in the three months ended March 31, 2010, and shareholder service fees increased 45.3% to $0.2 million in the three months ended March 31, 2010. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period.

Average daily net assets in our mutual funds for the three months ended March 31, 2010 increased by $331.8 million, or 56.1%, to $923.0 million from $591.2 million in the prior comparable period. The majority of the increase in average daily net assets was in the following three funds: the Hennessy Select Large Value Fund, which increased $126.6 million; the Hennessy Cornerstone Value Fund, which increased $80.5 million; and the Hennessy Cornerstone Large Growth Fund, which increased $69.0 million. The growth in the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund is due to acquisitions completed in March, 2009. The growth in the Hennessy Cornerstone Value Fund was mainly due to market appreciation, though it also had net inflows (sales greater than redemptions) of $36.4 million. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($69.4 million) and the Hennessy Focus 30 Fund ($66.8 million).

Almost a quarter of the total average daily net assets ($230.0 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which decreases the profitability of the fund.

Total net assets in our mutual funds increased by $261.6 million, or 37.4%, as of March 31, 2010, from $699.2 million as of the end of the prior comparable period. The $261.6 million increase in net mutual funds assets is attributable to acquisitions of $74.3 million, organic inflows of $114.4 million and market appreciation of $316.9 million, partly offset by redemptions of $244.0 million. Redemptions as a percentage of assets under management decreased from an average of 2.7% per month to 2.6% per month during the same period.

The increase in assets under management is mainly based on acquisitions and market appreciation due to the recent growth in the stock market. Offsetting this increase, there are still net outflows from the Funds as investors remain apprehensive of the equity market.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	The recent upturn in the stock market has restored some investor confidence, translating into a gradual return to the equity market.

•	The economy has shown signs of strengthening which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic downturn has been difficult, which has required investors to draw-down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The equity market has been volatile, which has created fear in the marketplace and many mutual fund investors have fled from equity mutual funds to fixed income investment products.

•

The performances in the majority of our funds were below their relative benchmarks for current period ended March 31, 2010, and performance is a major factor in maintaining existing investors as well as attracting new investors.

The Company waives fees to comply with contractual expense ratio limitations (the Company does not normally waive fees, nor does it anticipate waiving fees, on a voluntary basis). The Company waived fees of $0.07 million for the three months ended March 31, 2010, an increase of $0.05 million, or 313%, over the prior comparable period. The increase is mainly due to an increase in average daily net assets in the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund, which had contractual waivers that expired March 31, 2010; and in the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund, which had contractual waivers that expired February 28, 2010.

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the six months ended March 31, 2010.

Operating Expenses: Total operating expenses increased 9.3% to $1.5 million in the three months ended March 31, 2010, from $1.4 million in the prior comparable period. The increase is mainly due to sub-advisor fees paid on assets in our new Hennessy Select Series of funds. These funds are actively managed by outside asset managers retained by Hennessy Advisors, Inc. As a percentage of total revenue, total operating expenses decreased by 36.4% to 79.9% in the three months ended March 31, 2010, as compared to 116.3% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 11.2% to $0.65 million in the three months ended March 31, 2010, from $0.73 million in the prior comparable period. The decrease resulted primarily from a decrease in RSU expense. The Company did not grant additional RSU awards in the current period. As a percentage of total revenue, compensation and benefits decreased by 27.2% to 34.3% for the three months ended March 31, 2010, compared to 61.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 0.2% to $0.49 million in the three months ended March 31, 2010, from $0.49 million in the prior comparable period, primarily due to a slight increase in professional services fees. As a percentage of total revenue, general and administrative expense decreased by 15.3% to 26.0% in the three months ended March 31, 2010, from 41.3% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 26.0% to $0.17 million in the three months ended March 31, 2010, from $0.13 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 2.3% to 8.7% for the three months ended March 31, 2010, compared to 11.0% in the prior comparable period.

The mutual fund distribution expense consists of fees paid for our mutual funds to be offered on various financial “platforms.” The platforms allow consumers to purchase from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When our funds are purchased through one of these platforms, such as Charles Schwab, Fidelity, TD Ameritrade or Morgan Stanley Smith Barney, the platform typically charges us an asset based fee which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the value of the funds held on the platforms, which can be affected by inflows, outflows and market impact.

The increased costs in the current period are due to an increase in the value of assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to acquisitions and market appreciation. For the three months ended March 31, 2010, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) increased by over 34% from the prior comparable period, mainly due to acquisitions and market appreciation.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 3.2% to $0.03 million in the three months ended March 31, 2010, from $0.03 million in the prior comparable period. The increase is a result of more depreciation expense in the current period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.8% to 1.7% for the three months ended March 31, 2010, compared to 2.5% in the prior comparable period.

Interest Expense: Interest expense decreased by 30.8% from the prior comparable period due to a decline in loan balance. Monthly principal payments of $0.07 million began in February, 2009 after a large payment of $3.5 million was made in December, 2008. As a percentage of total revenue, interest expense decreased by 0.6% to 0.5% for the three months ended March 31, 2010, compared to 1.1% in the prior comparable period.

Other Income: Other income decreased by 50.0% from the prior comparable period due to lower interest rates earned on our cash balance as well as a reduction in cash due to loan principal payments, acquisitions and a dividend payment. As a percentage of total revenue, other income did not change in the three months ended March 31, 2010, as compared to the prior comparable period.

Income Taxes: The provision for income taxes increased 324.7% to $0.16 million in the three months ended March 31, 2010. In the prior comparable period, the tax provision was a benefit of $0.07 million. The change is due to income before tax in the current period, as opposed to a loss before tax in the prior period.

Net Income: Net income increased by 258.6% to a net income of $0.2 million in the three months ended March 31, 2010, compared to a net loss of $0.13 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the six months ended March 31, 2010 and 2009:

	Six Months Ended March 31,
	2010		2009
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,478	89.2%	$2,284	88.1%
Shareholder service fees	411	10.5	300	11.6
Other	10	0.3	8	0.3

Total revenue	3,899	100.0	2,592	100.0

Operating expenses:
Compensation and benefits	1,375	35.3	1,426	55.0
General and administrative	1,018	26.1	1,037	40.0
Mutual fund distribution	344	8.8	335	12.9
Sub-advisor fees	351	9.0	—	—
Amortization and depreciation	60	1.5	62	2.4

Total operating expenses	3,148	80.7	2,860	110.3

Operating income (loss)	751	19.3	(268)	(10.3)

Interest expense	19	0.5	62	2.4
Other expense (income)	5	0.2	(24)	(0.9)

Income (loss) before income tax expense	727	18.6	(306)	(11.8)

Income tax expense (benefit)	313	8.0	(99)	(3.8)

Net income (loss)	$414	10.6%	$(207)	(8.0)%

Revenues: Total revenue increased 50.4% to $3.9 million in the six months ended March 31, 2010, due to increased average assets under management. Investment advisory fees increased 52.3% to $3.5 million in the six months ended March 31, 2010, and shareholder service fees increased 37.0% to $0.4 million in the six months ended March 31, 2010. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period.

Average daily net assets in our mutual funds increased by $297.3 million, or 47.1%, to $928.1 million as of March 31, 2010, from $630.8 million in the prior comparable period. The majority of the increase in average daily net assets was in the following three funds: Hennessy Select Large Value Fund, which increased $132.6 million; the Hennessy Cornerstone Large Growth Fund, which increased $71.0 million; and the Hennessy Cornerstone Value Fund, which increased $70.1 million. The growth in the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund is due to acquisitions completed in March, 2009. The growth in the

Hennessy Cornerstone Value Fund was mainly due to market appreciation, though it also had net inflows (sales greater than redemptions) of $36.4 million. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($69.4 million) and the Hennessy Focus 30 Fund ($66.8 million).

More than a quarter of the total average daily net assets ($233.6 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which decreases the profitability of the fund.

Total net assets in our mutual funds increased by $261.6 million, or 37.4%, as of March 31, 2010, from $699.2 million as of the end of the prior comparable period. The $261.6 million increase in net mutual funds assets is attributable to acquisitions of $74.3 million, organic inflows of $114.4 million and market appreciation of $316.9 million, partly offset by redemptions of $244.0 million. Redemptions as a percentage of assets under management decreased from an average of 2.9% per month to 2.6% per month during the same period.

The increase in assets under management is mainly based on acquisitions and market appreciation due to the recent growth in the stock market. Offsetting this increase, there are still net outflows from the Funds as investors remain apprehensive of the equity market.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	The recent upturn in the stock market has restored some investor confidence, translating into a gradual return to the equities market.

•	The economy has shown signs of strengthening which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic downturn has been difficult, which has required investors to draw-down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The equity market has been volatile, which has created fear in the marketplace and many mutual fund investors have fled from equity mutual funds to fixed income investment products.

•

The performances in the majority of our funds were below their relative benchmarks for current period ended March 31, 2010, and performance is a major factor in maintaining existing investors as well as attracting new investors.

The Company waives fees to comply with contractual expense ratio limitations (the Company does not normally waive fees, nor does it anticipate waiving fees, on a voluntary basis). The Company waived fees of $0.10 million for the six months ended March 31, 2010, an increase of $0.08 million, or 392%, over the prior comparable period. The increase is mainly due to an increase in average daily net assets in the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund, which had contractual waivers that expired March 31, 2010; and in the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund, which had contractual waivers that expired February 28, 2010.

Operating Expenses: Total operating expenses increased 10.1% to $3.1 million in the six months ended March 31, 2010, from $2.9 million in the prior comparable period. The increase is mainly due to sub-advisor fees paid on assets in our new Hennessy Select Series of funds. These funds are actively managed by outside asset managers retained by Hennessy Advisors, Inc. As a percentage of total revenue, total operating expenses decreased by 29.6% to 80.7% in the six months ended March 31, 2010, as compared to 110.3% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 3.6% to $1.38 million in the six months ended March 31, 2010, from $1.43 million in the prior comparable period. The decrease resulted primarily from a decrease in RSU expense. The Company did not grant additional RSU awards in the current period. As a percentage of total revenue, compensation and benefits decreased by 19.7% to 35.3% for the six months ended March 31, 2010, compared to 55.0% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 1.8% to $1.02 million in the six months ended March 31, 2010, from $1.04 million in the prior comparable period, primarily due to decreased travel expenses. As a percentage of total revenue, general and administrative expense decreased by 13.9% to 26.1% in the six months ended March 31, 2010, from 40.0% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 2.7% to $0.34 million in the six months ended March 31, 2010, from $0.34 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 4.1% to 8.8% for the six months ended March 31, 2010, compared to 12.9% in the prior comparable period.

The mutual fund distribution expense consists of fees paid for our mutual funds to be offered on various financial “platforms.” The platforms allow consumers to purchase from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When our funds are purchased through one of these platforms, such as Charles Schwab, Fidelity, TD Ameritrade or Morgan Stanley Smith Barney, the platform typically charges us an asset based fee which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the value of the funds held on the platforms, which can be affected by inflows, outflows and market impact.

The increased costs in the current period are due to an increase in the value of assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to acquisitions and market appreciation. For the six months ended March 31, 2010, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) increased by almost 17% from the prior comparable period, due to acquisitions and market appreciation.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 3.2% to $0.06 million in the six months ended March 31, 2010, from $0.07 million in the prior comparable period. The decrease is a result of less depreciation expense in the current period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.9% to 1.5% for the six months ended March 31, 2010, compared to 2.4% in the prior comparable period.

Interest Expense: Interest expense decreased by $0.04 million from the prior comparable period due to decreased debt. Principal payments of $0.2 million were made monthly through December, 2008, at which time a large payment of $3.5 million was made. Monthly principal payments of $0.06 million began in February, 2009. As a percentage of total revenue, interest expense decreased by 1.9% to 0.5% for the six months ended March 31, 2010, compared to 2.4% in the prior comparable period.

Other Income: Other income decreased by $0.03 million from the prior comparable period due to lower interest rates earned on our cash balance as well as a reduction in cash due to loan principal payments, acquisitions and a dividend payment. As a percentage of total revenue, other income decreased by 1.1% to other expense of 0.2% for the six months ended March 31, 2010, compared to other income of 0.9% in the prior comparable period.

Income Taxes: The provision for income taxes increased 416.2% to $0.31 million in the six months ended March 31, 2010. In the prior comparable period, the tax provision was a benefit of $0.10 million. The large change in the tax rate difference due to permanent differences is due to a large negative rate in the six months ended March 31, 2009, which was due to the net loss before tax in that period. The positive tax rate in the six months ended March 31, 2010 is due to the net income before tax in the current period. The permanent tax differences in total value decreased by $0.003 million, or 5.6%, from the prior comparable period.

Net Income: Net income increased by 300% to a net income of $0.41 million in the six months ended March 31, 2010, compared to a net loss of $0.21 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

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

Our operating revenues consist of contractual management and shareholder servicing fees. We earn our management fees through portfolio management of our mutual funds and private pooled equity fund, and we earn our shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by our fund accountant. In accordance with the FASB guidance on revenue recognition, the fees are recognized monthly by the Company. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from our fund accountant in the month subsequent to the month in which the services are provided.

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

In conducting the impairment analysis, the future revenues are calculated as a percent of assets under management based on our existing management agreements with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenues and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenues and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15 year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to center about the 11% range, as evidenced by S&P 500 returns since inception. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2009. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of March 31, 2010, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of March 31, 2010.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2010 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2010 were $960.8 million, which was an increase of $261.6 million, or 37.4%, from September 30, 2009. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our assets under management. Property and equipment and management agreements acquired totaled $22.5 million as of March 31, 2010. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2010, we had cash and cash equivalents of $5.2 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2010 and 2009:

	For the Six Months Ended March 31, (unaudited, in thousands)
	2010	2009
Cash flow data:
Operating cash flows	$475	$(592)
Investing cash flows	(87)	(2,046)
Financing cash flows	(934)	(4,662)

Net decrease in cash and cash equivalents	$(546)	$(7,300)

The increase in cash provided by operating activities of $1.07 million is mainly due to a $0.6 million, or 300%, increase in net income from the prior period, and a $0.8 million, or 316%, decrease in prepaids. The increase in net income is due to greater average assets under management during the current period. The decrease in prepaids is mainly due to a federal tax refund of $0.5 million received in the current period.

The decrease in cash used for investing activities is due to a $2.0 million payment to acquire the Tamarack Large Growth Fund and the Tamarack Value Fund made in the prior period.

The decrease in cash used for financing activities is due to a large debt paydown of $3.5 million in the prior period. After the debt paydown, monthly principal payments were reduced from $0.2 million to $0.07 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require us to make 20 monthly payments in the approximate amount of $0.07 million, plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. We have $1.5 million of principal currently outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%).

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended March 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Maximum number of shares that may yet be purchased under the plans or programs (4)
	(a)	(b)	(c)	(d)
On the vesting dates of
January 1-31, 2010(1)(2)	1,825	$2.65	0	0

Total (3)	1,825	$2.65	0	0

(1)	The shares repurchased on January 22 and 26, 2010 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on January 22, 2007 and January 26, 2006.
(2)	The total shares repurchased were purchased at a weighted average price of $2.65 per share.
(3)	The share repurchases were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The share repurchases were done at the employees’ requests to pay for tax expense and withholding on behalf of the employees.

Item 5.	Other Information

(a)	The annual meeting of shareholders was conducted on Thursday, January 28, 2010.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2011. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld	Broker Nonvotes
Neil J. Hennessy	3,143,353	187,501	2,452,239
Teresa M. Nilsen	3,146,728	184,126	2,452,239
Daniel B. Steadman	3,146,728	184,126	2,452,239
Charles W. Bennett	3,146,728	184,126	2,452,239
Henry Hansel	3,146,728	184,126	2,452,239
Brian A. Hennessy	3,146,378	184,476	2,452,239
Rodger Offenbach	3,146,728	184,126	2,452,239
Daniel G. Libarle	3,146,728	184,126	2,452,239
Thomas L. Seavey	3,146,728	184,126	2,452,239

(c)	Stonefield Josephson, Inc. was ratified as the independent registered public accounting firm for the Company for 2010. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections as follows:

Voted	Shares
For	4,549,043
Against	183,541
Abstained	23,883
Broker Nonvotes	1,026,626
Total	5,783,093

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 303 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 303 of the Sarbanes-Oxley Act

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date:	May 5, 2010	By:	/S/ TERESA M. NILSEN
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350