Form 10-Q
period 2010-06-30
HENNESSY ADVISORS INC
filed 2010-08-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Blvd., Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip Code)

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

Yes  [    ]    No  [X]

As of July 15, 2010 there were 5,799,907 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,947	$5,747
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	608	560
Prepaid expenses	85	665
Deferred income tax asset	155	241
Other current assets, net of accumulated amortization of $96 and $0, respectively	15	20

Total current assets	6,815	7,238

Property and equipment, net of accumulated depreciation of $388 and $366, respectively	190	222
Management contracts	22,279	22,220
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	339	366
Other assets, net of accumulated amortization of $0 and $84, respectively	36	53

Total assets	$29,659	$30,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$726	$1,394
Income taxes payable	42	-
Current portion of deferred rent	50	23
Bank loan	1,331	1,950

Total current liabilities	2,149	3,367

Long-term portion of deferred rent	37	4
Deferred income tax liability	3,075	2,607

Total liabilities	5,261	5,978

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	-	-
Common stock, no par value, 15,000,000 shares authorized: 5,799,907 shares issued and outstanding at June 30, 2010 and 5,754,419 at September 30, 2009	9,603	9,466
Accumulated other comprehensive loss	(173)	(146)
Retained earnings	14,968	14,801

Total stockholders’ equity	24,398	24,121

Total liabilities and stockholders’ equity	$29,659	$30,099

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2010	2009	2010	2009
Revenue
Investment advisory fees	$1,755	$1,382	$5,233	$3,666
Shareholder service fees	204	183	615	483
Other	5	3	15	11

Total revenue	1,964	1,568	5,863	4,160

Operating expenses
Compensation and benefits	710	756	2,085	2,182
General and administrative	393	467	1,411	1,494
Mutual fund distribution	161	137	505	472
Sub-advisor fees	178	106	529	116
Amortization and depreciation	33	29	93	91

Total operating expenses	1,475	1,495	4,623	4,355

Operating income (loss)	489	73	1,240	(195)

Interest expense	8	13	27	75
Other expense (income), net	-	(7)	5	(31)

Income (loss) before income tax expense	481	67	1,208	(239)

Income tax expense (benefit)	206	44	519	(55)

Net income (loss)	$275	$23	$689	$(184)

Earnings (loss) per share:
Basic	$0.05	$-	$0.12	$(0.03)

Diluted	$0.05	$-	$0.12	$(0.03)

Weighted average shares outstanding:
Basic	5,708,043	5,677,748	5,706,021	5,670,212

Diluted	5,722,016	5,677,748	5,718,728	5,670,212

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2010

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2009	5,754,419	$9,466	$14,801	$(146)	$24,121

Net Income	-	-	689	-	689

Dividends paid	-	-	(522)	-	(522)

Unrealized gain on investment in Hennessy Micro Cap Growth Fund, LLC	-	-	-	(27)	(27)

Employee and director restricted stock vested	53,512	-	-	-	-

Repurchase of vested employee restricted stock for tax withholding	(8,024)	(22)	-	-	(22)

Deferred restricted stock unit compensation	-	319	-	-	319

Tax effect of RSU vesting	-	(160)	-	-	(160)

Balance at June 30, 2010	5,799,907	$9,603	$14,968	$(173)	$24,398

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,

	2010	2009
Cash flows from operating activities:	(In thousands)
Net income (loss)	$689	$(184)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	93	91
Deferred income taxes	554	456
Tax effect from restricted stock unit vesting	(160)	(157)
Restricted stock units vested	(22)	(11)
Deferred restricted stock unit compensation	319	401
Unrealized loss on marketable securities	-	1

(Increase) decrease in operating assets:
Investment fee income receivable	(48)	142
Prepaid expenses	580	(55)
Other current assets	(7)	10
Other assets	17	1
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(668)	(798)
Income taxes	42	-
Current portion of deferred rent	27	9
Long-term portion of deferred rent	33	(16)

Net cash provided by (used in) operating activities	1,449	(110)

Cash flows used in investing activities:
Purchases of property and equipment	(49)	(19)
Payments related to acquisition of management contracts	(59)	(2,046)

Net cash used in investing activities	(108)	(2,065)

Cash flows used in financing activities:
Principal payments on bank loan	(619)	(4,352)
Dividend payment	(522)	(517)

Net cash used in financing activities	(1,141)	(4,869)

Net increase (decrease) in cash and cash equivalents	200	(7,044)

Cash and cash equivalents at the beginning of the period	5,747	12,788

Cash and cash equivalents at the end of the period	$5,947	$5,744

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(27)	$(111)

Cash paid for:
Income taxes	$29	$-

Interest	$96	$87

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2010, the operating results for the three and nine months ended June 30, 2010 and June 30, 2009, and the cash flows for the nine months ended June 30, 2010 and June 30, 2009. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment management and shareholder services to ten open-end mutual funds, seven of which also have institutional share classes; and investment management services to one non-registered private pooled investment fund, the Hennessy Micro Cap Growth Fund, LLC. The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, and the Hennessy Micro Cap Growth Fund, LLC.

(2) Management Contracts

As of June 30, 2010, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 (and subsequently approved by shareholders) for an initial period of two years, to be renewed annually thereafter; and the management agreements for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on July 13, 2009 (and subsequently approved by shareholders) for an initial period of two years, to be renewed annually thereafter.

Our other management agreements are renewed annually by (1) the board of directors or trustees of the applicable investment company or by a majority vote of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of the Hennessy Funds Trust on March 3, 2010 for a period of one year.

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

In the past, fees have only been waived based on contractual obligations. However, the Company regularly analyzes the fees and has the right to waive fees at its discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would apply on a going forward basis.

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

As of June 30, 2010, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 18.7% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, and is included on the balance sheet at market value. The fair market value of the investment at June 30, 2010 was $0.3 million.

The accounting method the Company uses for equity investments is generally dependent upon the influence the Company has over the investee. If there are investments such as the Micro Cap Fund where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee will be consolidated into the Company’s financial statements. Further, as managing member of the Micro Cap Fund, the Company is generally presumed to control the Micro Cap Fund (and should consolidate the fund into the Company’s financial statements) unless this presumption is overcome because members of the Micro Cap Fund other than the Company and its affiliates have the substantive ability to dissolve the Micro Cap Fund or otherwise remove the Company as the managing member without cause. After considering Financial Accounting Standards Board (FASB) guidance on investment in equity and variable interest entities with respect to the investment in the Micro Cap Fund, the Company determined that the Micro Cap Fund should not be consolidated because the investment is less than 25% of the total investment, and the Company can be removed from the position of managing member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members” (defined as members other than members who are the Managing Member or affiliates of the Managing Member).

(4) Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. The amended loan after payment of an installment of $94,060 on July 10, 2005, required 64 monthly payments in the amount of $174,210 plus interest at the bank’s prime rate, less one percent, per a loan amendment dated February 1, 2007. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%). The loan is secured by the Company’s assets. The final installment of the then outstanding principal and interest is due September 30, 2010. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the three month period ended June 30, 2010.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $101,110. These costs are included in other assets and the unamortized balance of $85,289 (as of the loan amendment date of July 1, 2005) is being amortized on a straight-line basis over 64 months.

(5) Investment Advisor and Shareholder Service Fee Revenue

Investment advisory and shareholder services, which are the primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Cornerstone Value Fund; at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund; at an annual rate of 1.00% of the Hennessy Select SPARX Japan Fund; and at an annual rate of 1.20% of the Hennessy Select SPARX Japan Smaller Companies Fund. The annual advisory fee for the Hennessy Balanced Fund and the Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Micro Cap Fund is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Company.

The Company has delegated the day-to-day portfolio management of the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (the ‘Select Funds’) to sub-advisors. Hennessy Advisors pays RBC Global Asset Management (U.S.) Inc. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select Large Value Fund; and Hennessy Advisors pays SPARX Asset Management Co., Ltd. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select SPARX Japan Fund and of 0.20% of the average daily net assets of the Hennessy Select SPARX Japan Smaller Companies Fund.

Fees are earned for shareholder support services provided for each of the original class shares of the ten Hennessy Funds. The shareholder servicing fees are charged at an annual rate of 0.1% of average daily net assets.

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the nine months ended June 30, 2010 and 2009.

(6) Income Taxes

The following is our tax position at June 30, 2010 and 2009:

The provision for income taxes comprised of the following for the nine months ended June 30, 2010 and 2009:

	6/30/2010	6/30/2009
Current
Federal	124,100	(331,200)
State	800	3,200

	124,900	(328,000)

Deferred
Federal	330,900	305,200
State	63,100	(7,000)

	394,000	298,200

Total	518,900	(29,800)

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	6/30/2010	6/30/2009

Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.58%	5.83%
Permanent differences	3.37%	-16.96%

Effective Tax Rate	42.95%	22.87%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2010 and 2009 are presented below:

	6/30/2010	6/30/2009
Current deferred tax assets:
Accrued compensation	64,400	115,200
Accrued rent	34,000	3,800
State taxes	300	16,000
Net operating loss	44,500	54,300
Other	11,100	5,700

Total deferred tax assets	154,300	195,000

Noncurrent deferred tax liabilities:
Property and equipment	(5,300)	(23,700)
Management contracts	(3,069,100)	(2,430,800)

Total deferred tax liabilities	(3,074,400)	(2,454,500)

Net deferred tax liabilities	(2,920,100)	(2,259,500)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2005 through 2008 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2002 through 2008 tax years remain open in California.

The Company’s effective tax rate for the nine months ended June 30, 2010 and 2009, were 43.0% and 22.9%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

There were 697,388 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the three and nine months ended June 30, 2010 because they were anti-dilutive. There were 808,325 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the three and nine months ended June 30, 2009 because they were anti-dilutive.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the nine months ended June 30, 2010 and 2009.

Under the Company’s 2001 Omnibus Plan, participants may be granted restricted stock units (RSUs), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under this plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the nine months ended June 30, 2010 and 61,000 RSUs granted during the nine months ended June 30, 2009. RSU activity for the nine months ended June 30, 2010 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2010

	Number of Restricted Share Units	Weighted Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2009	96,261	$7.40

Granted	–	–

Vested (1)	(32,721)	$9.56

Forfeited	(11,250)	$5.29

Non-vested Balance at June 30, 2010	52,290	$6.38

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 45,488 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the nine months ended June 30, 2010.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2010

(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,182

Compensation Expense recognized as of June 30, 2010	(1,848)

Unrecognized compensation expense related to RSU’s at June 30, 2010	$ 334

As of June 30, 2010, there was $0.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 1.9 years.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. On April 1, 2010, the Company signed an amended lease agreement for the Novato office space extending the term through March 31, 2012 with an option for an additional two years thereafter. The amendment included three months of free rent at the beginning of the new term, and subsequently a cost of $2.00 per square foot, which is a decrease from $2.53 per square foot prior to the lease amendment. The straight-line rent expense through March 31, 2012, the end of the lease amendment, is $1.71 per square foot, or $23,445 per month. The annual minimum future rental commitment under this lease as of June 30, 2010 and for future fiscal years ending September 30, 2012 is as follows:

Fiscal Year	Amount

2010	82,368
2011	329,472
2012	164,736

Total	$576,576

The Company’s portfolio trading operation is located in leased office space under a non-cancelable lease at One Landmark Square, Suite 424, in Stamford, Connecticut. The lease was amended on April 1, 2008 and expires September 30, 2011.

As of June 30, 2010, there were no material changes in the leasing arrangement on the Connecticut office space that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(10) Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).
•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchy as of June 30, 2010:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$5,066	$–	$–	$5,066
Mutual fund investments	5	–	–	5
Investment in domestic equities	339	–	–	339

Total	$5,410	$–	$–	$5,410

Amounts included in:
Cash and cash equivalents	$5,066	$–	$–	$5,066
Investments in marketable securities	5	–	–	5
Investment in the Hennessy Micro Cap Fund	339	–	–	339

Total	$5,410	$–	$–	$5,410

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2010 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2009 as filed with the SEC on December 4, 2009.

(12)	Reclassification of Prior Period’s Statements

Certain items previously reported have been reclassified to conform with the current period’s presentation. The reclassifications had no impact on previously reported equity, net loss or cashflows.

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

Average assets under management were $906.6 million and $920.9 million for the three and nine months ended June 30, 2010, respectively.

Total assets under management were $812.6 million as of June 30, 2010. Our total assets under management have increased since June 30, 2009, due to market appreciation, organic inflows and acquisitions, partly offset by redemptions. The following table illustrates the changes in assets under management from June 30, 2009 through June 30, 2010:

	Assets Under Management At Each Quarter End, June 30, 2009 through June 30, 2010

	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010
	(In Thousands)
Beginning assets under management	$699,176	$774,518	$923,404	$944,915	$960,816

Acquisition inflows	–	74,256	–	–	–

Organic inflows	16,696	22,506	39,117	36,134	16,185

Redemptions	(47,371)	(55,506)	(70,015)	(71,086)	(74,029)

Market appreciation (depreciation)	106,017	107,630	52,409	50,853	(90,377)

Ending assets under management	$774,518	$923,404	$944,915	$960,816	$812,595

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2010, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of June 30, 2010, this liability had a balance of $1.3 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
		2010	2009
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

Revenue:
Investment advisory fees	$1,755	89.4%	$1,382	88.1%
Shareholder service fees	204	10.4	183	11.7
Other	5	0.2	3	0.2

Total revenue	1,964	100.0	1,568	100.0

Operating expenses:
Compensation and benefits	710	36.2	756	48.2
General and administrative	393	20.0	467	29.8
Mutual fund distribution	161	8.2	137	8.7
Sub-advisor fees	178	9.1	106	6.8
Amortization and depreciation	33	1.6	29	1.8

Total operating expenses	1,475	75.1	1,495	95.3

Operating income	489	24.9	73	4.7

Interest expense	8	0.4	13	0.8
Other income	–	–	(7)	(0.4)

Income before income tax expense	481	24.5	67	4.3

Income tax expense	206	10.5	44	2.8

Net income	$275	14.0%	$23	1.5%

Revenues:    Total revenue increased 25.3% to $2.0 million in the three months ended June 30, 2010, due to increased average assets under management. Investment advisory fees increased 27.0% to $1.8 million in the three months ended June 30, 2010, and shareholder service fees increased 11.5% to $0.2 million in the three months ended June 30, 2010. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period.

Average daily net assets in our mutual funds for the three months ended June 30, 2010 increased by $141.1 million, or 18.4%, to $906.6 million from $765.5 million in the prior comparable period. The increase in average daily net assets is attributable to market appreciation in the Hennessy Cornerstone Value Fund, coupled with net inflows into the fund of $8.3 million, for a total increase of $61.9 million; and increases in the Hennessy SPARX Japan Fund (of $58.3 million) and the Hennessy SPARX Japan Smaller Companies Fund (of $16.3 million) due to an acquisition completed in September, 2009. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($68.1 million) and the Hennessy Focus 30 Fund ($61.2 million).

Almost a quarter of the total average daily net assets ($221.6 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the revenue generated by the fund for the Company.

Total net assets in our mutual funds increased by $38.1 million, or 4.9%, as of June 30, 2010, from $774.5 million as of the end of the prior comparable period. The $38.1 million increase in net mutual funds assets is attributable to acquisitions of $74.3 million, organic inflows of $113.9 million and market appreciation of $120.5 million, offset by redemptions of $270.6 million. Redemptions as a percentage of assets under management increased from an average of 2.1% per month to 2.6% per month during the same period due to increased net outflows, as discussed below.

The increase in assets under management is mainly based on acquisitions and market appreciation due to growth in the stock market in previous quarters. Offsetting this increase, there are still net outflows from the Funds as investors remain apprehensive of the equity market.

The market appreciation was due, among other factors, to the following:

¡	During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

¡	Even though the markets remain volatile, some investors are gradually returning to the equities market.

¡	The economy has shown some signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

¡	The economic environment remains a difficult one, which is still requiring some investors to draw-down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

¡	The equity market is still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to fixed income investment products.

¡	The performances in the majority of our funds were below their relative benchmarks for current period ended June 30, 2010, and performance is a major factor in maintaining existing investors as well as attracting new investors.

The Company has waived fees to comply with contractual expense ratio limitations, though the waiver contracts are now expired. The Company does not normally waive fees, nor does it anticipate waiving fees, on a voluntary basis. The Company recouped waived fees of $0.004 million for the three months ended June 30, 2010, a decrease of $0.05 million, or 107%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010) and for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010).

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the nine months ended June 30, 2010.

Operating Expenses:    Total operating expenses decreased 1.3% to $1.48 million in the three months ended June 30, 2010, from $1.50 million in the prior comparable period. The decrease is mainly due to decreased compensation and benefits expense. As a percentage of total revenue, total operating expenses decreased by 20.2% to 75.1% in the three months ended June 30, 2010, as compared to 95.3% in the prior comparable period.

Compensation and Benefits:    Compensation and benefits decreased 6.1% to $0.71 million in the three months ended June 30, 2010, from $0.76 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010. As a percentage of total revenue, compensation and benefits decreased by 12.0% to 36.2% for the three months ended June 30, 2010, compared to 48.2% in the prior comparable period.

General and Administrative Expenses:    General and administrative expense decreased 15.8% to $0.39 million in the three months ended June 30, 2010, from $0.47 million in the prior comparable period, primarily due to the renegotiation of our office lease at the Novato headquarters. As a percentage of total revenue, general and administrative expense decreased by 9.8% to 20.0% in the three months ended June 30, 2010, from 29.8% in the prior comparable period.

Mutual Fund Distribution Expenses:    Distribution expense increased 17.5% to $0.16 million in the three months ended June 30, 2010, from $0.14 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.5% to 8.2% for the three months ended June 30, 2010, compared to 8.7% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to acquisitions and market appreciation. For the three months ended June 30, 2010, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) increased by over 27% from the prior comparable period, mainly due to acquisitions and market appreciation.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense:    Sub-advisor fee expense increased 67.9% to $0.18 million in the three months ended June 30, 2010, from $0.11 million in the prior comparable period. The increase is a result of an increase in sub-advised assets in the current period, mainly due to the acquisition of the SPARX Funds in September, 2009. As a percentage of total revenue, sub-advisor fee expense increased by 2.3% to 9.1% for the three months ended June 30, 2010, compared to 6.8% in the prior comparable period.

Amortization and Depreciation Expense:    Amortization and depreciation expense increased 13.8% to $0.03 million in the three months ended June 30, 2010, from $0.03 million in the prior comparable period. The increase is a result of more assets to depreciate in the current period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.2% to 1.6% for the three months ended June 30, 2010, compared to 1.8% in the prior comparable period.

Interest Expense:    Interest expense decreased by 38.5% from the prior comparable period due to a decline in loan balance. Monthly principal payments of $0.07 million began in February, 2009 after a large payment of $3.5 million was made in December, 2008. As a percentage of total revenue, interest expense decreased by 0.4% to 0.4% for the three months ended June 30, 2010, compared to 0.8% in the prior comparable period.

Other Income:    Other income decreased by 100% from the prior comparable period due to lower interest rates earned on our cash. As a percentage of total revenue, other income decreased by 0.4% to 0% for the three months ended June 30, 2010, compared to 0.4% in the prior comparable period.

Income Taxes:    The provision for income taxes increased 368.2% to $0.2 million in the three months ended June 30, 2010, from $0.04 million in the prior comparable period. The change is due to increased income before tax in the current period.

Net Income:    Net income increased by 1,095.7% to a net income of $0.3 million in the three months ended June 30, 2010, from $0.02 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended June 30,

		2010	2009
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

Revenue:
Investment advisory fees	$5,233	89.3%	$3,666	88.1%
Shareholder service fees	615	10.5	483	11.6
Other	15	0.2	11	0.3

Total revenue	5,863	100.0	4,160	100.0

Operating expenses:
Compensation and benefits	2,085	35.6	2,182	52.5
General and administrative	1,411	24.1	1,494	35.9
Mutual fund distribution	505	8.6	472	11.3
Sub-advisor fees	529	9.0	116	2.8
Amortization and depreciation	93	1.6	91	2.2

Total operating expenses	4,623	78.9	4,355	104.7

Operating income (loss)	1,240	21.1	(195)	(4.7)

Interest expense	27	0.5	75	1.8
Other expense (income)	5	(0.0)	(31)	(0.8)

Income (loss) before income tax expense	1,208	20.6	(239)	(5.7)

Income tax expense (benefit)	519	8.8	(55)	(1.3)

Net income (loss)	$689	11.8%	$(184)	(4.4)%

Revenues:    Total revenue increased 40.9% to $5.9 million in the nine months ended June 30, 2010, due to increased average assets under management. Investment advisory fees increased 42.7% to $5.2 million in the nine months ended June 30, 2010, and shareholder service fees increased 27.3% to $0.6 million in the nine months ended June 30, 2010. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period.

Average daily net assets in our mutual funds increased by $245.2 million, or 36.3%, to $920.9 million as of June 30, 2010, from $675.7 million in the prior comparable period. The increase in average daily net assets is attributable to market appreciation in the Hennessy Cornerstone Value Fund, coupled with net inflows into the fund of $8.3 million, for a total increase of $67.6 million; and increases in the Hennessy Select Large Value Fund (of $93.3 million) and the Hennessy Cornerstone Large Growth Fund (of $52.3 million) due to an acquisition completed in March, 2009. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($68.1 million) and the Hennessy Focus 30 Fund ($61.2 million).

A quarter of the total average daily net assets ($229.6 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the profitability of the fund.

Total net assets in our mutual funds increased by $38.1 million, or 4.9%, as of June 30, 2010, from $774.5 million as of the end of the prior comparable period. The $38.1 million increase in net mutual funds assets is attributable to acquisitions of $74.3 million, organic inflows of $113.9 million and market appreciation of $120.5 million, offset by redemptions of $270.6 million. Redemptions as a percentage of assets under management increased from an average of 2.4% per month to 2.6% per month during the same period due to increased net outflows, as discussed below.

The increase in assets under management is mainly based on acquisitions and market appreciation due to growth in the stock market. Offsetting this increase, there are still net outflows from the Funds as investors remain apprehensive of the equity market.

The market appreciation was due, among other factors, to the following:

¡	During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

¡	Even though the markets remain volatile, some investors are gradually returning to the equities market.

¡	The economy has shown some signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

¡	The economic environment remains a difficult one, which is still requiring some investors to draw-down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

¡	The equity market is still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to fixed income investment products.

¡	The performances in the majority of our funds were below their relative benchmarks for current period ended June 30, 2010, and performance is a major factor in maintaining existing investors as well as attracting new investors.

The Company waives fees to comply with contractual expense ratio limitations (the Company does not normally waive fees, nor does it anticipate waiving fees, on a voluntary basis). The Company waived fees of $0.10 million for the nine months ended June 30, 2010, an increase of $0.03 million, or 37.8%, over the prior comparable period. The increase is mainly due to an increase in average daily net assets in the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund, which had contractual waivers that expired March 31, 2010; and in the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund, which had contractual waivers that expired February 28, 2010.

Operating Expenses:    Total operating expenses increased 6.2% to $4.6 million in the nine months ended June 30, 2010, from $4.4 million in the prior comparable period. The increase is mainly due to sub-advisor fees paid on assets in Hennessy Select Series of funds. These funds are actively managed by outside asset managers retained by Hennessy Advisors. As a percentage of total revenue, total operating expenses decreased by 25.8% to 78.9% in the nine months ended June 30, 2010, as compared to 104.7% in the prior comparable period.

Compensation and Benefits:    Compensation and benefits decreased 4.4% to $2.1 million in the nine months ended June 30, 2010, from $2.2 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010. As a percentage of total revenue, compensation and benefits decreased by 16.9% to 35.6% for the nine months ended June 30, 2010, compared to 52.5% in the prior comparable period.

General and Administrative Expenses:    General and administrative expense decreased 5.6% to $1.4 million in the nine months ended June 30, 2010, from $1.5 million in the prior comparable period, primarily due to decreased travel expense as we eliminated an executive sales position. As a percentage of total revenue, general and administrative expense decreased by 11.8% to 24.1% in the nine months ended June 30, 2010, from 35.9% in the prior comparable period.

Mutual Fund Distribution Expenses:    Distribution expense increased 7.0% to $0.51 million in the nine months ended June 30, 2010, from $0.47 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 2.7% to 8.6% for the nine months ended June 30, 2010, compared to 11.3% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the value of assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to acquisitions and market appreciation. For the nine months ended June 30, 2010, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) increased by over 20% from the prior comparable period, due to acquisitions and market appreciation.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense:    Sub-advisor fee expense increased 356% to $0.53 million in the nine months ended June 30, 2010, from $0.12 million in the prior comparable period. The increase is a result of an increase in sub-advised assets in the current period, mainly due to the acquisition of the SPARX Funds in September, 2009. As a percentage of total revenue, sub-advisor fee expense increased by 6.2% to 9.0% for the three months ended June 30, 2010, compared to 2.8% in the prior comparable period.

Amortization and Depreciation Expense:    Amortization and depreciation expense increased 2.2% to $0.09 million in the nine months ended June 30, 2010, from $0.09 million in the prior comparable period. The increase is a result of more depreciation expense on a large asset base in the current period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.6% to 1.6% for the nine months ended June 30, 2010, compared to 2.2% in the prior comparable period.

Interest Expense:    Interest expense decreased by $0.05 million from the prior comparable period due to decreased debt. Principal payments of $0.2 million were made monthly through December, 2008, at which time a large payment of $3.5 million was made. Monthly principal payments of $0.07 million began in February, 2009. As a percentage of total revenue, interest expense decreased by 1.3% to 0.5% for the nine months ended June 30, 2010, compared to 1.8% in the prior comparable period.

Other Income:    Other income decreased by $0.04 million from the prior comparable period due to lower interest rates earned on our cash balance as well as a reduction in cash due to loan principal payments, acquisitions and a dividend payment. As a percentage of total revenue, other income decreased by 0.8% to other expense of 0% for the nine months ended June 30, 2010, compared to other income of 0.8% in the prior comparable period.

Income Taxes:    The provision for income taxes increased 1,043.6% to $0.5 million in the nine months ended June 30, 2010. In the prior comparable period, the tax provision was a benefit of $0.1 million. The large change in the tax rate difference due to permanent differences is due to a large negative rate in the nine months ended June 30, 2009, which was due to the net loss before tax in that period. The positive tax rate in the nine months ended June 30, 2010 is due to the net income before tax in the current period. The permanent tax differences in total value increased by $0.01 million, or 11.3%, from the prior comparable period.

Net Income:    Net income increased by 474% to a net income of $0.69 million in the nine months ended June 30, 2010, compared to a net loss of $0.18 million in the prior comparable period, as a result of the factors discussed above.

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

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles – Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted quarterly and coincides with our quarterly and annual financial reporting.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2009. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of June 30, 2010, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of June 30, 2010.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2010 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2010 were $812.6 million, which was a decrease of $110.8 million, or 12.0%, from September 30, 2009. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.5 million as of June 30, 2010. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2010, we had cash and cash equivalents of $5.9 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2010 and 2009:

	For the Nine Months Ended June 30, (unaudited, in thousands)

	2010	2009

Cash flow data:
Operating cash flows	$ 1,449	$ (110)
Investing cash flows	(108)	(2,065)
Financing cash flows	(1,141)	(4,869)

Net increase (decrease) in cash and cash equivalents	$ 200	$ (7,044)

The increase in cash provided by operating activities of $1.6 million is mainly due to a $0.9 million, or 475%, increase in net income from the prior period, and a $0.6 million, or 1,155%, decrease in prepaids. The increase in net income is due to greater average assets under management during the current period, as well as decreased operating expense. The decrease in prepaids is mainly due to a federal tax refund of $0.5 million received in the current period.

The decrease in cash used for investing activities is due to a $2.0 million payment to acquire the Tamarack Large Growth Fund (now the Hennessy Cornerstone Large Growth Fund) and the Tamarack Value Fund (now the Hennessy Select Large Value Fund) made in the prior period.

The decrease in cash used for financing activities is due to a large debt paydown of $3.5 million in the prior period. After the debt paydown, monthly principal payments were reduced from $0.2 million to $0.07 million.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require us to make 20 monthly payments in the approximate amount of $0.07 million, plus interest, with the final installment of the then outstanding principal of $1.1 million, plus interest, due on September 30, 2010. We have $1.3 million of principal currently outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effectively 2.25%).

Item 4.    Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
On the vesting dates of June 1-30, 2010(1)	1,603	$2.90	0	0
Total (2)	1,603	$2.90	0	0

(1)	The shares repurchased on June 15, 2010 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on November 15, 2006, December 6, 2007 and November 1, 2008.
(2)	The total shares repurchased were purchased at a weighted average price of $2.90 per share.
(3)	The share repurchases were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The share repurchases were done at the employees’ requests to pay for tax expense and withholding on behalf of the employees.

Item 6.    Exhibits

31.1        Rule 13a-14a Certification of the Chief Executive Officer

31.2        Rule 13a-14a Certification of the Chief Financial Officer

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

Date: August 5, 2010
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