Form 10-K
period 2010-09-30
HENNESSY ADVISORS INC
filed 2010-12-03
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

(415) 899-1555

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $2.50 on March 31, 2010, was $8,800,295.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 25, 2010 there were 5,709,839 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2010

Table of Contents:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Overview

We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our ten open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We have two series of mutual funds. Our “Cornerstone Series” of mutual funds use quantitative stock selection strategies to manage their portfolios. It includes: the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund and the Hennessy Balanced Fund (the “Hennessy Cornerstone Series of Funds”). Our “Select Series” of mutual funds are actively managed and each employs a seasoned sub-advisor. It includes: the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (the “Hennessy Select Series of Funds”). In total, the net assets of the mutual funds we manage have increased by 360% from $194 million on September 30, 2001 to $892 million as of September 30, 2010. Collectively, we refer to the Hennessy Cornerstone Series of Funds and the Hennessy Select Series of Funds as the “Hennessy Funds.”

Each of the Hennessy Funds pays fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs (including the evaluation, sale and reinvestment of assets), the placement of orders for purchase and sale of securities, solicitation of brokers to execute transactions, sub-advisor oversight and the preparation and distribution of reports and statistical information. The original class shares of our mutual funds also pay fees to us for shareholder services. Shareholder services consist primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

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

In March 2009, we acquired the management agreements for two funds managed by RBC Global Asset Management (U.S.) Inc.: the Tamarack Large Cap Growth Fund and the Tamarack Value Fund (which we refer to as the Tamarack Funds). In connection with this acquisition, shares of the Tamarack Large Cap Growth Fund were exchanged for shares of the Hennessy Cornerstone Large Growth Fund (original class shares), and shares of the Tamarack Value Fund were exchanged for shares of the Hennessy Select Large Value Fund (original class shares). Both funds also offer institutional class shares. Additionally, we retained RBC Global Asset Management (U.S.) Inc. as sub-advisor to manage the portfolio of the Hennessy Select Large Value Fund. This Fund was the first of the new Hennessy Select Series of Funds launched for the purpose of employing seasoned, yet undiscovered asset managers.

In September 2009, we acquired the management agreements for two funds managed by SPARX Investment & Research, USA, Inc., and sub-advised by SPARX Asset Management Co., Ltd.: the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (which we refer to as the SPARX Funds) as additions to our Hennessy Select Series of Funds. Once the acquisition was approved, we changed the names to the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund, respectively. However, we retained SPARX Asset Management Co., Ltd. as sub-advisor to continue to handle the day to day portfolio management of the SPARX Funds and the investment objectives and strategies remain the same. The Hennessy Select SPARX Japan Fund also offers institutional class shares.

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust. Our management agreement with (1) Hennessy Funds, Inc. covers the Hennessy Total Return Fund and the Hennessy Balanced Fund; (2) Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; (3) Hennessy Funds Trust covers the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund; and (4) Hennessy SPARX Funds Trust covers the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors or trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust consist of four individuals, including our chairman of the board and chief executive officer, Neil J. Hennessy, and three directors or trustees who are not interested persons of the funds (“disinterested directors or trustees”). Under the Investment Company Act of 1940, a majority of the disinterested directors or trustees must approve the entry into and continuation of our management agreements. The disinterested directors also have sole responsibility for selecting and nominating other disinterested directors or trustees.

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

For the institutional share classes of the funds (all of the funds other than the Hennessy Total Return Fund, the Hennessy Balanced Fund and the Hennessy Select SPARX Japan Smaller Companies Fund have an institutional share class), we have a contractual obligation to waive the advisory fee or reimburse fund expenses to the extent necessary to ensure that net expenses do not exceed 0.98% of the average daily net assets of the funds, except for the institutional share class of the Hennessy Select SPARX Japan Fund, which has does not have an expense ratio cap.

After an initial two year term, our management agreements must be renewed annually by (1) the board of directors or trustees of the applicable investment company or by the vote of a majority of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. Two other circumstances might lead to termination of the management agreements: the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block), and the termination of the agreement, upon 60 days’ written notice by our firm or by one of the funds’ investment companies. The current management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the trustees of the Hennessy Funds Trust on March 3, 2010 for a period of one year.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 for an initial period of two years (expiring on March 3, 2011), to be renewed annually thereafter; and the management agreements for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on July 13, 2009 and by the shareholders of the SPARX Funds on September 17, 2009 for an initial period of two years (expiring on September 17, 2011), to be renewed annually thereafter.

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

Shareholder Services

In addition to our management agreements, we also have shareholder servicing agreements covering the original share classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund and the Hennessy Balanced Fund. We have provided shareholder services under a shareholder servicing agreement to the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund since October 2003; to the Hennessy Focus 30 Fund since June 30, 2005; to the Hennessy Cornerstone Growth Fund, Series II since July 1, 2005; to the Hennessy Total Return Fund and the Hennessy Balanced Fund since July 1, 2007; to the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund since March 23, 2009; and to the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund since June 1, 2010. Under these agreements, we provide administrative support services to these funds, including, among other things, the following:

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

Sub-advisory agreements and Fees

We have entered into sub-advisory agreements covering our Hennessy Select Series of Funds with the same asset management companies that previously managed the Funds. The management companies are currently RBC Global Asset Management (U.S.) Inc. and SPARX Asset Management Co., Ltd. Our sub-advisory agreement with RBC Global Asset Management (U.S.) Inc. covers the Hennessy Select Large Value Fund and with SPARX Asset Management Co., Ltd. covers the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund. Under these agreements, the sub-advisor is responsible for the investment and reinvestment of the assets of the fund, in accordance with the terms of the sub-advisory agreement, the fund’s Prospectus and the fund’s Statement of Additional Information and subject to the direction, supervision and control of Hennessy Advisors, the manager of the Hennessy Select Series of Funds, and the Trustees of the Hennessy Funds Trust and Hennessy SPARX Funds Trust.

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

The sub-advisory agreement for the Hennessy Select Large Value Fund was approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 for an initial period of two years, to be renewed annually thereafter, and the sub-advisory agreement for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on July 13, 2009 and by the shareholders of the SPARX Funds on September 17, 2009 for an initial period of two years, to be renewed annually thereafter. After the initial period of two years, the agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each sub-advisory agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds Trust or Hennessy SPARX Funds Trust (either by the Board of Trustees or by vote of a majority of the outstanding voting securities of a Fund), respectively, or by Hennessy Advisors, upon 60 days’ prior written notice.

12b-1 Plan

The Hennessy Total Return Fund and the Hennessy Balanced Fund have each adopted a 12b-1 plan. Under Rule 12b-1 of the Investment Company Act of 1940, mutual funds can adopt a plan that allows them to make payments to third parties in connection with the distribution of their fund shares. Such distribution activities might include: advertising; compensation paid to financial institutions, broker-dealers, and others for sales and marketing; shareholder accounting services; the printing and mailing of prospectuses to possible new shareholders; and the printing and mailing of sales literature. Mutual funds can also employ a distributor to distribute and market mutual fund shares. 12b-1 fees can be used to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for possible new shareholders, advertising and the preparation and distribution of sales literature. The 12b-1 plan adopted by the Hennessy Total Return Fund and the Hennessy Balanced Fund authorizes each fund to make payments at an annual rate not to exceed 0.15% of each Fund’s average daily net assets. The Securities and Exchange Commission (“SEC”) has considered changes to Rule 12b-1 of the Investment Company Act of 1940 and has proposed changes to Rule 12b-1. At this time, it is not clear what final changes the SEC will adopt. Such final changes (depending on the form they take), or other future changes, could restrict our current practices.

Custodial and Brokerage Arrangements

All shareholder funds are held by third party custodians. Independent brokerage firms execute all trades for our funds, at our direction.

Currently, we participate in “soft dollar” arrangements with four brokers. This means that we receive research reports and real-time electronic research to assist us in trading and managing our mutual funds. Under these soft dollar arrangements, we pay brokerage commissions for securities trades on behalf of a mutual fund, but in exchange we receive research or other services that benefit our mutual funds. Our soft dollar arrangements comply with SEC guidance regarding soft dollars.

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

Business Strategy

From 1996, when we started our first mutual fund, until September 30, 2010, we have grown our assets under management to $892 million, with fluctuations during that time. Recent market conditions have created significant volatility in the equity markets, causing increased redemptions and negative performance. However, we strive to increase our profitability and assets under management by implementing the following key strategies:

-Utilizing our branding and marketing campaign for growth.

We believe that we can attract investors to our Hennessy Cornerstone Series of Funds by effectively marketing our unique quantitative investment style. We believe that our investment philosophy appeals to investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. Additionally, we believe the talents of the seasoned sub-advisors managing our Hennessy Select Series of Funds will attract investors who appreciate fundamental, hands-on investment management.

We will continue our efforts to make Hennessy a name readily recognizable by investors through frequent print media, radio and television appearances. We use our media appearances to convey to investors that we manage our Hennessy Cornerstone Series of Funds with the discipline and consistency of an index fund by never straying from our strategies. We believe that a straightforward, quantitative approach is easily understood by investors and makes them more likely to recommend us to others by word of mouth. As our brand recognition broadens, we believe that our investment philosophy will generate organic growth through new investments in our mutual funds. We will also team up with our sub-advisors for media coverage in order to promote our Hennessy Select Series of Funds when co-branding opportunities arise.

-Expanding our distribution network to additional mutual fund supermarkets.

One of the ways that investors can buy shares of our mutual funds is through mutual fund supermarkets, principally Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $892 million of assets under management in our mutual funds as of September 30, 2010, approximately 52% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

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

-Pursuing selective acquisitions.

We selectively consider strategic acquisitions of management agreements of additional mutual funds. Through our acquisition strategy, we have added over $1.06 billion of net assets to our family of mutual funds over a period of approximately ten years. We believe there are a number of attractive acquisition opportunities from smaller mutual fund managers who are reaching retirement age or whose investment strategy does not lend itself to the economies of scale inherent in our strictly quantitative approach. We have been able to offer lower overall expense ratios to the shareholders of acquired funds. We have also been able to improve performance in some instances. The addition of our Hennessy Select Series of Funds has expanded the pool of possible acquisition candidates to now include actively managed funds wishing to retain their manager in a “sub-advisory” role.

-Delivering strong, high quality financial results.

We seek to manage our investment management business to the highest regulatory, ethical and business standards while strenuously controlling costs, maintaining a relatively small staff, and creating high margins for our shareholders.

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

We have developed an aggressive public relations outreach program to target audiences we would otherwise be unable to address. Our public relations outreach program has resulted in the Hennessy Funds being mentioned in national print and broadcast media an average of once every two to three days in such vehicles as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily. To facilitate our presence in the media, we installed LiveStudio, an in-house studio providing a direct link to media broadcasts. Along with our primary spokesperson, Neil J. Hennessy, our CIO and Portfolio Manager, we now utilize Frank Ingarra, Jr., our Co-Portfolio Manager, in a spokesperson role. Mr. Ingarra has enabled us to further expand our public relations program.

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

Investment Strategy

Hennessy Cornerstone Series of Funds:

Each of the Hennessy Cornerstone Series of Funds employs a consistent and repeatable investment process, combining time-tested, purely quantitative stock selection formulas with a highly disciplined, team-managed approach. Our stock selection formulas have been tested over historical periods for hypothetical performance results, and we adhere to our proven formulas in all types of market conditions. A brief description of each of the Cornerstone Fund’s objectives and investment formulas follows:

-Hennessy Cornerstone Growth Fund (original class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital. While it has historically selected small cap companies, the formula may select mid and large cap companies. This fund screens a universe of stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 stocks with the highest one-year price appreciation.

-Hennessy Cornerstone Growth Fund, Series II (original class symbol HENLX and institutional class symbol HINLX). The Hennessy Cornerstone Growth Fund, Series II seeks long-term capital appreciation. This fund utilizes the same investment formula as the Hennessy Cornerstone Growth Fund but rebalances its portfolio at a different time of the year, in an effort to create as different a portfolio of stocks as possible.

-Hennessy Focus 30 Fund (original class symbol HFTFX and institutional class symbol HIFTX). The Hennessy Focus 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies. This fund screens a universe of stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (ADRs), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation over a three- and six-month periods. The fund then invests in the 30 stocks with the highest one-year price appreciation.

-Hennessy Cornerstone Large Growth Fund (original class symbol HFGLX and institutional class symbol HIGLX). The Hennessy Cornerstone Large Growth Fund invests in growth-oriented common stocks of larger companies by utilizing a highly disciplined, purely quantitative formula. This fund screens a universe of stocks, excluding ADRs, with a market capitalization that exceeds the average of the database, a price-to-cash flow ratio less than the median of the database (this value criterion helps to uncover relative bargains among large companies), and positive total capital. The fund then invests in the 50 stocks with the highest one-year return on total capital.

-Hennessy Cornerstone Value Fund (original class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in large, dividend-paying companies. This fund screens a universe of stocks with above average market capitalization, shares outstanding and cash flow, and 12-month sales that are at least 50% higher than average. The fund then invests in the 50 stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

-Hennessy Total Return Fund (original class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 75% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 25% in U.S. Treasury securities with a maturity of less than one year.

-Hennessy Balanced Fund (original class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks and approximately 50% in U.S. Treasury securities with a maturity of less than one year.

Hennessy Select Series of Funds:

The Hennessy Select Series of Funds, launched with the acquisition of the Hennessy Select Large Value Fund in March 2009, are actively managed and each employs a seasoned sub-advisor. This newer series of funds allows us to expand our product offering and to showcase the talents of what we believe are excellent, yet undiscovered asset managers. We have sought out highly qualified category experts to oversee the day to day portfolio management of each of the Hennessy Select Series of Funds. A brief description of the objective and investment strategy of each Select Fund is set forth below:

-Hennessy Select Large Value Fund (original class symbol HSVFX and institutional class symbol HSVIX). The Hennessy Select Large Value Fund seeks long-term growth of capital and current income by purchasing larger capitalization companies that are out of favor and undervalued. The fund invests in stocks which its portfolio managers consider to be undervalued based on earnings, dividends and/or assets, or on other widely recognized stock value measurements. Further, the portfolio managers believe that these companies have sound businesses with good future potential based on their fundamental characteristics.

-Hennessy Select SPARX Japan Fund (original class symbol SPXJX and institutional class symbol SPARX). The Hennessy Select SPARX Japan Fund seeks long-term capital appreciation by investing at least 80% of its net assets in equity securities of Japanese companies. The Fund invests in companies regardless of market capitalization, and portfolio construction is unconfined to benchmarks or tracking error. The fund invests in stocks which its portfolio managers believe to be good businesses with exceptional management and which are trading at an attractive price. Individual stock selection is based on rigorous, on-site research and focuses on factors such as market growth potential, management quality, earnings quality and balance sheet strength. The Fund seeks arbitrage opportunities between a company’s fundamental value and its market price. The portfolio selects just the managers’ best ideas and has a concentrated number of holdings.

- Hennessy Select SPARX Japan Smaller Companies Fund (original class symbol SPJSX). The Hennessy Select SPARX Japan Smaller Companies Fund seeks long-term capital appreciation. The Fund normally invests at least 80% of its net assets in equity securities of smaller Japanese companies, defined as those with market capitalization of approximately $200 million to $1.5 billion at time of purchase. The Fund’s portfolio construction is unconfined to benchmarks or tracking error. The investment strategy mirrors the Hennessy Select SPARX Japan Fund, but it operates within the market capitalizations discussed above.

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2010.

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

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of our mutual funds is no guarantee of future performance and all of these mutual funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2010:

Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)

Institutional Class Share - HICGX	10.03%	-15.54%	-7.26%	2.27%	7.83%
Original Class Share - HFCGX	9.52%	-15.83%	-7.53%	2.01%	7.55%
Russell 2000 Index (2)(3)	13.35%	-4.29%	1.60%	4.00%	6.45%
S&P 500 Index(1)(2)	10.16%	-7.16%	0.64%	-0.43%	5.37%

Hennessy Cornerstone Growth Fund, Series II	1 Year	3 Years	5 Years	10 Years	Since Inception (07/01/05)

Institutional Class Share - HINLX	13.35%	16.56%	-7.85%	N/A	-7.52%
Original Class Share - HENLX	12.64%	-17.06%	-8.28%	N/A	-7.94%
Russell 2000 Growth (2)(3)	14.79%	-3.75%	2.35%	N/A	3.35%
S&P 500 Index (1)(2)	10.16%	-7.16%	0.64%	N/A	1.23%

Hennessy Focus 30 Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (09/17/03)

Institutional Class Share - HIFTX	19.27%	-3.77%	2.64%	N/A	9.07%
Original Class Share - HFTFX	18.82%	-4.10%	2.32%	N/A	8.70%
S&P 400 Mid cap Index (2)(6)	17.78%	-1.67%	3.77%	N/A	7.66%
S&P 500 Index (1)(2)	10.16%	-7.16%	0.64%	N/A	3.59%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)

Institutional Class Share - HICVX	12.81%	-6.27%	1.62%	4.55%	5.45%
Original Class Share - HFCVX	12.50%	-6.51%	1.39%	4.21%	5.01%
Russell 1000 Value (2)(4)	8.90%	-9.39%	-0.48%	2.59%	6.40%
S&P 500 Index (1)(2)	10.16%	-7.16%	0.64%	-0.43%	5.37%

Hennessy Cornerstone Large Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (3/20/09)

Institutional Class Share - HILGX	18.89%	N/A	N/A	N/A	41.28%
Original Class Share - HFLGX	18.38%	N/A	N/A	N/A	40.79%
Russell 1000 Index (2)(4)	10.75%	N/A	N/A	N/A	33.48%
S&P 500 ndex (1)(2)	10.16%	N/A	N/A	N/A	32.20%

Hennessy Select Large Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (9/30/84)

Institutional Class Share - HSVIX	4.29%	-9.45%	-1.52%	1.99%	9.37%
Original Class Share - HSVFX	3.86%	-9.64%	-1.67%	1.92%	9.34%
Russell 1000 Value (2)(4)	8.90%	-9.39%	-0.48%	2.59%	10.75%
S&P 500 Index (1)(2)	10.16%	-7.16%	0.64%	-0.43%	10.35%

Hennessy Select SPARX Japan Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (10/31/03)

Institutional Class Share - SPARX	4.47%	-8.64%	-5.09%	N/A	4.75%
Original Class Share - SPXJX	4.41%	-8.65%	-5.17%	N/A	4.65%
MSCI Japan Index (2)(7)	0.25%	-9.95%	-2.38%	N/A	2.63%
TOPIX (2)(8)	-0.34%	-9.31%	-2.95%	N/A	2.05%

Hennessy Select SPARX Japan Smaller Companies Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (8/31/07)

Original Class Share - SPJSX	-2.10%	-0.94%	N/A	N/A	-0.27%
MSCI Japan Small Cap Index (2)(9)	-1.64%	-5.76%	N/A	N/A	-5.79%
TOPIX (2)(8)	-0.34%	-9.31%	N/A	N/A	-8.52%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (07/29/98)

Original Class Share - HDOGX	15.31%	-6.33%	1.94%	3.34%	2.45%
Dow Jones Industrial Average (2)(5)	14.12%	-5.38%	3.13%	2.51%	3.87%
S&P 500 Index (1)(2)	10.16%	-7.16%	0.64%	-0.43%	1.90%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (03/08/96)

Original Class Share - HBFBX	8.23%	-2.89%	2.57%	2.52%	3.71%
Dow Jones Industrial Average (2)(5)	14.12%	-5.38%	3.13%	2.51%	7.06%
S&P 500 Index (1)(2)	10.16%	-7.16%	0.64%	-0.43%	5.99%

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of U.S. stocks.
(2)	Reflects no deduction for fees or expenses.
(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.
(4)	The Russell 1000 Value Index is a recognized large-cap index of U.S. stocks.
(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.
(6)	The S&P Mid-cap 400 Index is a recognized mid-cap index of U.S. stocks.
(7)	The MSCI Japan Index is a market capitalization-weighted index of Japanese equities.
(8)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange.
(9)	The MSCI Japan Small Cap Index represents the universe of small capitalization companies in the Japanese equity markets.

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

EMPLOYEES

As of September 30, 2010, Hennessy Advisors, Inc. employed eleven full-time employees.

The executive officers of the company are Neil J. Hennessy, President, Chairman of the Board, Chief Executive Officer, and Chief Investment Officer; Teresa M. Nilsen, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and a Director of Hennessy Advisors; and Daniel B. Steadman, Executive Vice President in charge of expansion, Chief Compliance Officer and a Director of Hennessy Advisors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., Mr. Hennessy serves as President, Portfolio Manager of the Hennessy Funds and a member of the board of directors and board of trustees of the Hennessy Funds, Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds and Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

Other employees of Hennessy Advisors include: Frank Ingarra, Jr., Co-Portfolio Manager; Tania Kelley, Marketing Director; Brian Peery, Director of Research; Kathryn Fahy, Controller; Ana Miner, Operations Specialist; Joseph Fahy, Chief Compliance Officer of Hennessy Funds; Michelle Hennessy, Sales Associate; and Lauren Puliafico, Receptionist.

ITEM 1A.	RISK FACTORS

Risks relating to our business

-Our revenues decline when the value of the securities held by the mutual funds we manage declines.

We derive all of our operating revenues from management fees and shareholder servicing fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest rate fluctuations, inflation rate increases and other factors, such as the sub-prime lending crisis, that are difficult to predict. Volatility in the securities markets, and the equity markets in particular, has reduced the net assets of our mutual funds and consequently reduced our revenues, and could continue to do so in the future. In addition to declines in the equity markets, failure of these markets to sustain prior levels of growth or continued short-term volatility in these markets has resulted in investors withdrawing their investments from our mutual funds and decreasing their rate of investment, both of which have adversely affected our revenues. This risk is further discussed and quantified in Item 7A in this Annual Report on Form 10-K.

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

-For our Hennessy Cornerstone Series of Funds, we utilize quantitative investment strategies that require us to invest in specific portfolios of securities and hold these positions for a specified period of time.

Our Hennessy Cornerstone Series of Funds adhere to the investment strategies for each of our mutual funds during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies during the annual rebalancing of our mutual funds may result in the elimination of better performing assets from our funds’ portfolios and an increase in investments with relatively lower total return. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could result in relatively lower performance of our mutual funds and adversely affect the net assets of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenues.

-The Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund invest in the Japanese stock market in Yen. Since the assets are held in U.S. dollars, there is currency risk.

The Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund are invested in Japanese securities and are sub-advised by the Tokyo-based (but U.S. registered) SPARX Asset Management Co., Ltd. The value of these funds fluctuates with changes in the value of the Japanese Yen versus the U.S. dollar. Furthermore, any changes in the political climate of Japan may have an effect on the value of the stocks in these funds.

-We depend upon key personnel to manage our business. Their loss would adversely affect our business and financial condition.

Our success is largely dependent on the skills, experience and performance of key personnel, including Neil J. Hennessy, our Chairman of the Board, Chief Executive Officer, Portfolio Manager and President; Teresa M. Nilsen, our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary; and Daniel B. Steadman, our Executive Vice President in charge of expansion and Chief Compliance Officer. The loss of such individuals or other key personnel could have an adverse effect on our business, financial condition and results of operations. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense.

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

The management contracts acquired by the Company, currently a $22.3 million asset on the balance sheet, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as ‘indefinite life’ each reporting period. If the contracts become an asset with a definite life, the Company would begin amortizing the contracts over the remaining useful life of the contracts. If the contracts are determined to remain an indefinite life asset, the Company reviews the carrying value of management contracts acquired to determine if any impairment has occurred. The analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require the Company to write-off all or a portion of the contracts. A write-off, depending on the amount, could have a significant impact on earnings per share.

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

We generate all of our operating revenues from the management and shareholder servicing agreements covering our mutual funds. Management and shareholder servicing agreements covering our mutual funds are terminable without penalty on 60 days notice and must be approved at least annually by a majority of each fund’s board of directors or trustees and a majority of the disinterested members of each fund’s board of directors or trustees. If any of these management or shareholder servicing agreements are terminated or not renewed, our revenues would substantially decline.

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

We currently waive our advisor fees or reimburse fund expenses to the extent necessary to maintain expense ratio limitations on the institutional share class of our funds. In the past, fees have only been waived based on contractual obligations. However, the Company regularly analyzes the fees and has the right to waive fees at its discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would apply on a going forward basis.

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

Our principal executive offices are located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term of our lease expires on March 31, 2012, with one three-year extension available.

Additionally, we have an office for our Co-Portfolio Manager located at One Landmark Square, Suite 424, Stamford, Connecticut 06901, where we occupy approximately 1,400 square feet. The term of our lease expires on September 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading on July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Price Range
Fiscal Year Ended September 30, 2010	High	Low	Dividends Paid per Share

First Quarter	$3.35	$2.50	—
Second Quarter	2.95	2.41	$0.09	(1)
Third Quarter	3.45	2.48	—
Fourth Quarter	2.78	2.20	—

	Price Range
Fiscal Year Ended September 30, 2009	High	Low	Dividends Paid per Share

First Quarter	$5.00	$1.50	—
Second Quarter	3.00	2.00	$0.09	(2)
Third Quarter	3.75	2.10	—
Fourth Quarter	3.50	3.00	—

(1)	We paid a cash dividend on March 4, 2010 of $0.09 per share.
(2)	We paid a cash dividend on March 5, 2009 of $0.09 per share.

On October 25, 2010, the last reported sale price of our common stock on the OTC Bulletin Board was $2.50 per share.

HOLDERS

As of October 28, 2010, there were 164 holders of record of Common Stock of the Company. The 164 holders of record include several brokerage firm accounts which represent about 450 additional individual shareholders for approximately 614 total shareholders as of October 28, 2010.

DIVIDENDS

We paid a cash dividend of $0.09 per share on March 4, 2010.

We announced an additional cash dividend of $0.09 per share to be paid on November 18, 2010 to shareholders of record as of October 27, 2010.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares as part of a stock buyback program (announced August 5, 2010) as well as shares underlying vested restricted stock units (“RSUs”) from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the quarter ended September 30, 2010:

Period	Total number of shares purchased		Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs (4)	Maximum number of shares that may yet be purchased under the plans or programs (4)
	(a)		(b)	(c)	(d)
July 2010	0		$0.00	0	0
August 2010	2,076	(1)	$2.59	1,950	998,050
September 2010	89,243	(2)	$2.40	89,243	908,807
Total (5)	91,319		$2.40	91,193	908,807

(1)	Includes 125 shares owned and tendered by employees to pay for tax expense and withholding on the compensation recognized for vested RSU’s; and 1,951 shares repurchased pursuant to the stock buyback program described below.
(2)	The 89,243 shares repurchased in September, 2010 were repurchased pursuant to the stock buyback program described below.
(3)	Average price paid per share is calculated on a settlement basis and excludes commission.
(4)	The share repurchases above (other than those related to vested RSU’s) were completed pursuant to a plan announced August 5, 2010. The company is authorized to purchase a maximum of 1,000,000 shares. The plan has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from the Company’s audited consolidated financial statements, included in the Company’s annual reports, and should be read in conjunction therewith.

	Hennessy Advisors, Inc. Financial Highlights (In thousands, except per share amounts)
	Years Ended September 30,
	2010	2009	2008	2007	2006
Income Statement Data:
Revenue	$7,723	$5,813	$10,275	$16,072	$16,934
Net income (loss)	$913	$(195)	$1,611	$4,133	$4,403

Balance Sheet Data:
Total assets	$31,899	$30,099	$34,335	$35,704	$33,107
Cash and cash equivalents	$8,054	$5,747	$12,788	$13,760	$10,360
Long-term debt	$2,552	$—	$4,417	$6,508	$8,599

Per Share Data:
Earnings per share:
Basic	$0.16	$(0.03)	$0.29	$0.73	$0.79
Diluted	$0.16	$(0.03)	$0.28	$0.70	$0.73
Cash dividends declared	$0.09	$0.09	$0.09	$0.08	$0.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $902.8 million for the fiscal year ended September 30, 2010 compared to $713.4 million for the prior comparable period.

The assets we manage have decreased as a result of net fund outflows. The following table illustrates the change by year in assets under management since the beginning of fiscal year 2007:

	Assets Under Management At Each Fiscal Year End 2007-2010
	9/30/2007	9/30/2008	9/30/2009	9/30/2010
	(In Thousands)
Beginning assets under management	$2,056,253	$1,720,763	$876,069	$923,404

Acquisition inflows	—	—	232,549	—

Organic inflows	320,090	264,998	80,409	132,560

Redemptions	(917,280)	(632,474)	(231,054)	(262,547)

Market appreciation (depreciation)	261,700	(477,218)	(34,569)	99,048

Ending assets under management	$1,720,763	$876,069	$923,404	$892,465

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. However, our staffing has decreased throughout the current year, causing a decrease in our expenses. Additionally, we have had increasing revenues, causing our fixed costs to become a smaller percent of revenues and therefore further increasing our profitability.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. This asset had a net balance of $22.3 million as of September 30, 2010 compared to $22.2 million at the end of the prior comparable period.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of management agreements for the Lindner Funds and the Henlopen Fund. As of September 30, 2010, this liability had a balance of $3.13 million, compared to $1.95 million at the end of the prior comparable period. The current period increase in funds is due to a loan amendment to borrow an additional $2.0 million entered into September 27, 2010, net of principal payments of $0.83 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Fiscal Year Ended September 30,
	2010		2009
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$6,887	89.2%	$5,114	88.0%
Shareholder service fees	816	10.6	680	11.7
Other	20	0.2	19	0.3

Total revenue	7,723	100.0	5,813	100.0

Operating expenses:
Compensation and benefits	2,765	35.8	3,044	52.4
General and administrative	1,847	23.9	1,980	34.1
Mutual fund distribution	662	8.6	620	10.7
Sub-advisor fees	698	9.0	239	4.1
Amortization and depreciation	128	1.7	120	2.0

Total operating expenses	6,100	79.0	6,003	103.3

Operating income (loss)	1,623	21.0	(190)	(3.3)

Interest expense	35	0.5	87	1.5
Other income (expense)	4	(0.0)	(38)	(0.7)

Income (loss) before income tax expense (benefit)	1,584	20.5	(239)	(4.1)

Income tax expense (benefit)	671	8.7	(44)	(0.7)

Net income (loss)	$913	11.8%	$(195)	(3.4)%

Revenues: Total revenue increased 32.9% to $7.7 million in the year ended September 30, 2010, due to increased average assets under management. Investment advisory fees increased 34.7% to $6.9 million in the year ended September 30, 2010, and shareholder service fees increased 20.0% to $0.8 million in the year ended September 30, 2010. These increases resulted from increases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period.

Average daily net assets in our mutual funds for the year ended September 30, 2010 increased by $189.4 million, or 26.6%, to $902.8 million from $713.4 million in the prior comparable period. The increase in average daily net assets is attributable to market appreciation in nearly all of the Hennessy Funds, coupled with net inflows into the Hennessy Cornerstone Value Fund (of $11.8 million) and the Hennessy Total Return Fund (of $5.9 million). The increase in average daily net assets is also attributable to the fact that fiscal 2010 results include a full year of the assets held in the Hennessy Select SPARX Japan Fund ($53.8 million) and the Hennessy Select SPARX Japan Smaller Companies Fund ($14.8 million), which were acquired in September, 2009. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($59.2 million) and the Hennessy Focus 30 Fund ($51.7 million).

Almost a quarter of the average daily net assets ($220.3 million) for the year are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of average daily net assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of average daily net assets. However, the Company pays a sub-advisor fee of 0.35% of average daily net assets of the Hennessy Select Large Value Fund, which reduces the net impact to the Company’s financial operations.

Total net assets of $892.5 million in our mutual funds decreased by $30.9 million, or 3.4%, as of September 30, 2010, from $923.4 million as of the end of the prior comparable period. The $30.9 million decrease in net mutual fund assets is attributable to net redemptions of $130.0 million, offset by market appreciation of $99.1 million. Redemptions as a percentage of assets under management decreased from an average of 2.5% per month to 2.4% per month during the same period due to increased assets under management.

The increase in average assets under management is mainly based on acquisitions and market appreciation due to growth in the stock market during the year. The acquisitions occurred in March and September of 2009, meaning the funds were only managed for a portion of the prior fiscal year, whereas these newly acquired funds were managed throughout the entire current fiscal year. Offsetting this increase, there are still net outflows from the Funds as investors remain apprehensive of the equity market, though net outflows have decreased from the prior year.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	Even though the markets remain volatile, some investors are gradually returning to the equity market.

•	The economy has shown some signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic environment remains a difficult one, which is still requiring some investors to draw-down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The U.S. government remains unclear on the future and their policies, which has created significant uncertainty in the economy and has contributed to the flows out of the equity markets.

•	The equity markets are still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to fixed income investment products.

The Company has waived fees to comply with contractual expense ratio limitations, though the waiver contracts are now expired. The Company does not normally waive fees, nor does it anticipate waiving fees, on a voluntary basis. The Company waived fees of $0.1 million for the year ended September 30, 2010, a decrease of $0.1 million, or 49.9%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010) and the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010).

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the fiscal years ended September 30, 2010 and 2009.

Operating Expenses: Total operating expenses increased 1.6% to $6.1 million in the fiscal year ended September 30, 2010, from $6.0 million in the prior comparable period. The increase is due to: increased sub-advisor fees paid on the Hennessy Select Series of Funds (acquired in March and September, 2009), increased mutual fund distribution fees paid on increased assets held through financial platforms and increased depreciation expense on fixed asset acquisitions. As a percentage of total revenue, total operating expenses decreased by 24.3% to 79.0% in the fiscal year ended September 30, 2010, as compared to 103.3% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits decreased 9.2% to $2.8 million in the fiscal year ended September 30, 2010, from $3.0 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010. As a percentage of total revenue, compensation and benefits decreased by 16.6% to 35.8% for the fiscal year ended September 30, 2010, compared to 52.4% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 6.7% to $1.8 million in the fiscal year ended September 30, 2010, from $2.0 million in the prior comparable period, primarily due to decreases in travel expense, business development expense, and office rent due to a lease re-negotiation for the Novato office. As a percentage of total revenue, general and administrative expense decreased by 10.2% to 23.9% in the fiscal year ended September 30, 2010, from 34.1% in the prior fiscal year.

Mutual Fund Distribution Expense: Distribution expenses increased 6.8% to $0.7 million in the fiscal year ended September 30, 2010, from $0.6 million in the prior fiscal year. As a percentage of total revenue, distribution expenses decreased by 2.1% to 8.6% in the fiscal year ended September 30, 2010, from 10.7% in the prior fiscal year.

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

The increased costs in the current year are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to acquisitions and market appreciation. For the year ended September 30, 2010, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) increased by over 17% from the prior year, mainly due to acquisitions and market appreciation.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 192.1% to $0.7 million in the fiscal year ended September 30, 2010, from $0.2 million in the prior fiscal year. As a percentage of total revenue, sub-advisor fee expense increased by 4.9% to 9.0% in the fiscal year ended September 30, 2010, from 4.1% in the prior fiscal year. Sub-advisor fee expenses are paid on assets in our new Hennessy Select Series of Funds. The Hennessy Select Series of Funds are actively managed by outside asset managers retained by Hennessy Advisors, Inc. The Hennessy Select Large Value Fund, the first in the Hennessy Select Series of Funds, was acquired in March 2009. The Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund, the other two Hennessy Select Series of Funds, were acquired in September 2009.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 6.7% to $0.13 million in the fiscal year ended September 30, 2010, from $0.12 million in the prior fiscal year, mainly due to more depreciation expense due to fixed asset purchases in the current year.

Interest Expense: Interest expense decreased 59.8% to $0.004 million in the fiscal year ended September 30, 2010 from $0.09 million in the prior fiscal year. The decrease is a result of the decreased interest rates (prime rate was reduced to 3.25% in December 2008) as well as principal payments of $0.8 million during the current year. As a percentage of total revenue, interest expense decreased by 1.0% to 0.5% in the fiscal year ended September 30, 2010, from 1.5% in the prior fiscal year.

Other Income: Other income decreased 110.5% to an expense of $0.04 million in the fiscal year ended September 30, 2010 from income of $0.04 million in the prior fiscal year due to declining interest rates earned on our cash investments.

Income Taxes: The provision for income taxes increased by 1,625% to a tax expense of $0.7 million in the year ended September 30, 2010, from a tax benefit of $0.04 million in the prior fiscal year due to increased profitability in the current year creating net income before taxes versus a net loss before taxes.

The large change in the permanent differences in the tax rate is due to a large negative rate in the fiscal year ended September 30, 2009, which was due to the net loss before tax in that period. (The permanent differences consist of book expenses that are not tax deductible, specifically keyman insurance premiums, fifty percent of meals and entertainment expense and club membership fees.) The positive tax rate in the fiscal year ended September 30, 2010 is due to the net income before tax in the current period. The permanent tax differences in total value decreased by $0.01 million, or 8.5%, from the prior comparable period.

Net Income: Net income increased 568.2% to $0.9 million in the fiscal year ended September 30, 2010, from net loss of $0.2 million in the prior fiscal year, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2010 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of September 30, 2010 were $892.5 million, which was a decrease of $30.9 million, or 3.3%, from September 30, 2009. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.5 million as of September 30, 2010. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2010, we had cash and cash equivalents of $8.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2010 and 2009:

	For the Fiscal Year Ended September 30,
	2010	2009
Cash flow data:
Operating cash flows	$2,037	$873
Investing cash flows	(133)	(2,839)
Financing cash flows	403	(5,075)

Net increase (decrease) in cash and cash equivalents	$2,307	$(7,041)

The increase in cash provided by operating activities of $1.2 million is due to a $1.1 million, or 568%, increase in net income from the prior period. The increase in net income is due to greater average assets under management during the current period.

The decrease in cash used for investing activities is due to $2.8 million in payments to acquire the Tamarack Large Growth Fund (now the Hennessy Cornerstone Large Growth Fund), the Tamarack Value Fund (now the Hennessy Select Large Value Fund) and costs associated with the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund transaction made in the prior period.

The decrease in cash used for financing activities is due to a large debt paydown of $3.5 million in the prior period. The current period increase in funds is due to a loan amendment to borrow an additional $2.0 million on September 27, 2010.

Dividend Payments. On March 4, 2010, we paid a cash dividend of $0.09 per common share. The total payment from cash on hand was $0.5 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (now known as the Hennessy Cornerstone Growth Fund, Series II). The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by the Company’s assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2010. As of September 30, 2010, we have $3.13 million currently outstanding under our bank loan.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010, consisting of loan payments, including the related interest payments due, and operating leases:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Principal on bank loan	$3,125	$521	$1,302	$1,302	$—

Interest on bank loan (1)	181	60	91	30	—

Operating lease (2)	56	51	5	—	—

Operating lease (3)	494	302	192	—	—

Total	$3,856	$934	$1,590	$1,332	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate of prime less one percent, or 2.25%, based on the prime rate of 3.25% set as of December 17, 2008.
(2)	This lease is for office space located at One Landmark Square, Suite 424, Stamford, Connecticut 06901.
(3)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2010. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of September 30, 2010.

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

In January, 2010, the FASB issued an amendment to standard “Fair Value Measurements and Disclosure,” to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on our financial statements or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A under “Risks Relating to Our Business,” the Company’s revenue is calculated on the market value of assets under management. Declines in the value of the securities held by the mutual funds we manage will negatively impact the Company’s revenue and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within our mutual funds would have on the Company’s assets under management, and therefore the Company’s revenue. The changes are compared to total asset values as of September 30, 2010, and values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue (In thousands)

	Values Based on Average Net Assets for Fiscal Year ended September 30, 2010	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets
Average Assets
Under Management	$902,807	$993,088	$812,527

Investment Advisor Fees	$6,887	$7,647	$6,256
Shareholder Service Fees	816	919	752

Total Revenue:	$7,703	$8,566	$7,008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

San Francisco, California
December 3, 2010

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

San Francisco, California
December 3, 2009

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$8,054	$5,747
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	619	560
Prepaid expenses	186	665
Deferred income tax asset	118	241
Other current assets	22	20

Total current assets	9,004	7,238

Property and equipment, net of accumulated depreciation of $383 and $366, respectively	180	222
Management contracts	22,284	22,220
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	364	366
Other assets, net of accumulated amortization of $101 and $84, respectively	67	53

Total assets	$31,899	$30,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,005	$1,394
Income taxes payable	18	—
Current portion of deferred rent	50	23
Current portion of long-term debt	573	1,950

Total current liabilities	1,646	3,367

Long-term debt, net of current portion	2,552	—
Long-term portion of deferred rent	24	4
Deferred income tax liability	3,177	2,607

Total liabilities	7,399	5,978

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,709,839 shares issued and outstanding at September 30, 2010 and 5,754,419 at September 30, 2009	9,456	9,466
Accumulated other comprehensive loss	(148)	(146)
Retained earnings	15,192	14,801

Total stockholders’ equity	24,500	24,121

Total liabilities and stockholders’ equity	$31,899	$30,099

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2010	2009
Revenue
Investment advisory fees	$6,887	$5,114
Shareholder service fees	816	680
Other	20	19

Total revenue	7,723	5,813

Operating expenses
Compensation and benefits	2,765	3,044
General and administrative	1,847	1,980
Mutual fund distribution	662	620
Sub-advisor fees	698	239
Amortization and depreciation	128	120

Total operating expenses	6,100	6,003

Operating income (loss)	1,623	(190)

Interest expense	35	87
Other (income) expense, net	4	(38)

Income (loss) before income tax expense (benefit)	1,584	(239)

Income tax expense (benefit)	671	(44)

Net income (loss)	$913	$(195)

Earnings (loss) per share:
Basic	$0.16	$(0.03)

Diluted	$0.16	$(0.03)

Weighted average shares outstanding:
Basic	5,701,780	5,673,628

Diluted	5,716,783	5,673,628

Cash dividends declared per share:	$0.09	$0.09

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2010 and 2009

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2008	5,718,850	$9,105	$15,513	$(95)	$24,523

Net loss	—	—	(195)	—	(195)

Dividends paid	—	—	(517)	—	(517)

Unrealized loss on investment in Hennessy
Micro Cap Growth Fund, LLC	—	—	—	(51)	(51)

Employee and director restricted stock vested	39,356	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(3,787)	(11)	—	—	(11)

Deferred restricted stock unit compensation	—	536	—	—	536

Tax effect of RSU vesting	—	(164)	—	—	(164)

Balance at September 30, 2009	5,754,419	$9,466	$14,801	$(146)	$24,121

Net income	—	—	913	—	913

Dividends paid	—	—	(522)	—	(522)

Unrealized loss on investment in Hennessy
Micro Cap Growth Fund, LLC	—	—	—	(2)	(2)

Employee and director restricted stock vested	54,762	—	—	—	—

Employee restricted stock forfeited	—	(13)	—	—	(13)

Repurchase of vested employee restricted stock for tax withholding	(8,149)	(22)	—	—	(22)

Share repurchase	(91,193)	(219)	—	—	(219)

Deferred restricted stock unit compensation	—	411	—	—	411

Tax effect of RSU vesting	—	(167)	—	—	(167)

Balance at September 30, 2010	5,709,839	$9,456	$15,192	$(148)	$24,500

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Fiscal Year Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$913	$(195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128	120
Deferred income taxes	693	562
Tax effect from restricted stock unit vesting	(167)	(164)
Restricted stock units vested	(22)	(11)
Deferred restricted stock unit compensation	398	536

(Increase) decrease in operating assets:
Investment fee income receivable	(59)	110
Prepaid expenses	479	(230)
Other current assets	(2)	(3)
Other assets	—	2
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(389)	156
Income taxes payable	18	—
Current portion of deferred rent	27	12
Long-term portion of deferred rent	20	(22)

Net cash provided by operating activities	2,037	873

Cash flows used in investing activities:
Purchases of property and equipment	(69)	(25)
Payments related to acquisition of management contracts	(64)	(2,814)

Net cash used in investing activities	(133)	(2,839)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(825)	(4,558)
Proceeds from amended bank loan	2,000	—
Loan fees payments on bank loan	(31)	—
Dividend payment	(522)	(517)
Stock repurchases	(219)	—

Net cash provided by (used in) financing activities	403	(5,075)

Net increase (decrease) in cash and cash equivalents	2,307	(7,041)

Cash and cash equivalents at the beginning of the period	5,747	12,788

Cash and cash equivalents at the end of the period	$8,054	$5,747

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(2)	$(51)

Cash paid for:
Income taxes	$138	$—

Interest	$36	$99

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2010 and 2009

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The operating activities of the Company consist primarily of providing investment management services to ten open-end mutual funds (the Hennessy Funds) and one non-registered private pooled investment fund (the Hennessy Micro Cap Growth Fund). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund; and the Managing Member to the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”).

The Company’s operating revenues consist of contractual management and shareholder servicing fees. The Company earns management fees through portfolio management of mutual funds and a private pooled equity fund. The Company earns shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by the fund accountants at US Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with ASC 605.

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the fund accountants at US Bancorp Fund Services, LLC and are expensed monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from US Bancorp Fund Services, LLC in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to waive fees, then the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2010, the Company has never voluntarily waived, and has no current intention to waive fees.

Incentive income can only be earned on the assets in the private pooled equity fund, the Hennessy Micro Cap Growth Fund. Incentive income is earned only if the value of the Micro Cap Growth Fund assets is above a ‘high water mark’ (described in the “Management Agreements and Fees” section of Item 1). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with ASC 605. The incentive income is not subject to any clawback provisions.

The Company earns management fees through portfolio management of mutual funds and a private pooled equity fund, and earns shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by the fund accountants. In accordance with the FASB guidance on revenue recognition, the fees are recognized monthly by the Company. The Company’s contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the fund accountants in the month subsequent to the month in which the services are provided.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments which are readily convertible into cash.

(c)	Investments

Investments in highly liquid financial instruments with remaining maturities less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. A table of investments is included in Footnote 4.

Marketable securities classified as available-for-sale are reported at fair value, with net unrealized gains or losses recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. Realized gains and losses on investments are computed based upon specific identification and are included in interest and other income (expense), net. Investments designated as trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized in the income statement.

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

The Company also holds an investment in the Micro Cap Fund. The investment is classified as an available-for-sale security, and is included on the balance sheet at market value. Accordingly, any unrealized gains and losses on the investment is recognized as “other comprehensive” in equity.

The investment in the Micro Cap Fund represents approximately 22.7% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which the Company is the Managing Member. The value of the investment at September 30, 2010 was $0.4 million.

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

On March 11, 2004, Hennessy Advisors, Inc. completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. (“Lindner”), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner’s mutual funds were merged into four of the five Hennessy Funds. The purchase price was $7.95 million which equaled 2.625% of the $300 million in assets under management on the closing date. The transaction was funded through a credit facility provided by US Bank National Association.

On July 1, 2005, we completed the acquisition of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement was amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2010, we had $3.13 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent, per a loan amendment dated February 1, 2007. The bank’s prime rate, which may change from time to time, is currently 3.25% (last changed on December 17, 2008), making the current effective interest rate 2.25%. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. The Company borrowed an additional $2.0 million on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015.

In March and September 2009, respectively, we acquired the management agreements for two funds managed by RBC Global Asset Management (U.S.) Inc. (the Tamarack Large Cap Growth Fund and the Tamarack Value Fund), and we acquired the management agreements for two funds managed by SPARX Investment & Research, USA, Inc. and sub-advised by SPARX Asset Management Co., Ltd. (the Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund). We were able to fund these acquisitions from existing cash and did not have to incur any additional debt.

The Company periodically reviews the carrying value of management contracts acquired to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2010.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of September 30, 2010.

(e)	Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these statements are based on information available to management as of September 30, 2010. Accordingly, the fair value presented in financial statements for the year then ended may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to ten years.

(g)	Income Taxes

Effective October 1, 2007, the Company adopted the FASB guidance on “Accounting for Uncertainty in Income Tax.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The FASB guidance utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting the FASB guidance on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FASB guidance, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings.

Upon adoption of the FASB guidance on “Accounting for Uncertainty in Income Tax,” the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of September 30, 2010, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company did not have any amounts of unrecognized tax benefits as of October 1, 2007 (adoption date) and September 30, 2010. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2006 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2005 through 2009 tax years remain open in California.

The Company’s effective tax rate of 42.4% and 18.2% for the fiscal years ended September 30, 2010 and 2009, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 693,750 and 807,638 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the year ended September 30, 2010 and 2009, respectively, because they were anti-dilutive.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the fiscal years ended September 30, 2010 and 2009.

Effective October 1, 2005, the Company adopted the fair value recognition provisions of the revised FASB guidance on Stock Compensation under the “Modified Perspective” method in accordance with the transition and disclosure provisions of the codification. All compensation costs related to restricted stock units vested during the years ended September 30, 2010 and 2009 have been recognized in our financial statements.

The Company has reserved up to 1,427,460 options for shares of the Company’s common stock, in accordance with terms of the Plan. An aggregate of 669,050 options have been granted to certain employees, executive officers, and directors of the Company as of September 30, 2010. These options were fully vested at the date of grant, and have a weighted average exercise price of $4.46 per share. Through September 30, 2010, there was no activity, leaving 669,050 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2010 and 2009:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 9/30/2008	669,050	$4.46	4.82 years	$355,511

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2009	669,050	$4.46	3.82 years	$0

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2010	669,050	$4.46	2.82 years	$0

Exercisable at 9/30/2010	669,050	$4.46	2.82 years	$0

During the years ended September 30, 2010 and 2009, the Company did not issue stock options or restricted stock units (“RSU”) under its 2001 Omnibus Plan. Under the Company’s 2001 Omnibus Plan, participants may be granted RSU’s, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSU granted under this plan vests over four years at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the years ended September 30, 2010 and 2009 was as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2010 and 2009
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2008	88,596	$12.26

Granted	61,000	$2.66

Vested (1)	(53,335)	$9.88

Forfeited	—	$—

Non-vested Balance at September 30, 2009	96,261	$7.40

Granted	—	$—

Vested (1)	(41,233)	$9.49

Forfeited	(11,500)	$5.23

Non-vested Balance at September 30, 2010	43,528	$7.65

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. There were 51,509 and 39,356 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2010 and 2009, respectively.

Restricted Stock Unit Compensation Fiscal Year Ended September 30, 2010
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,181

Compensation Expense recognized as of September 30, 2010	(1,927)

Unrecognized compensation expense related to RSU’s at September 30, 2010	$254

As of September 30, 2010, there was $0.3 million of total RSU compensation expense related to non-vested awards not yet recognized which is expected to be recognized over a weighted-average vesting period of 1.8 years.

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

The Company has entered into sub-advisory agreements covering the Hennessy Select Series of Funds with the same asset management companies that previously managed the Funds. Under these agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the fund, in accordance with the terms of the sub-advisory agreement, the fund’s Prospectus and the fund’s Statement of Additional Information and subject to the direction, supervision and control of Hennessy Advisors, the manager of the Hennessy Select Series of Funds, and the Trustees of the Hennessy Select Series of Funds.

In exchange for the sub-advisory services, the Company (not the funds) pays a sub-advisor fee to the sub-advisors, which is based on the amount of each fund’s average daily net assets.

The Company was also appointed the Managing Member of the Micro Cap Fund. The annual advisory fee for the Micro Cap Fund is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member. An additional “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member, as discussed in Item 1 under “Management Agreements and Fees.”

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

Based on the standard’s definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of September 30, 2010:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$7,035	$—	$—	$7,035
Mutual fund investments	5	—	—	5
Investment in domestic equities	—	364	—	364

Total	$7,040	$364	$—	$7,404

Amounts included in:
Cash and cash equivalents	$7,035	$—	$—	$7,035
Investments in marketable securities	5	—	—	5
Investment in the Hennessy Micro Cap Fund	—	364	—	364

Total	$7,040	$364	$—	$7,404

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of our trading investment at the years ended September 30 are as follows:

The mutual fund investments are included as a separate line item in current assets on the balance sheets.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2010

Mutual fund investments	$5	$1	$(1)	$5

Total	$5	$1	$(1)	$5

2009

Mutual fund investments	$5	$1	$(1)	$5

Total	$5	$1	$(1)	$5

The cost, gross unrealized gains, gross unrealized losses, and fair market value of our available-for-sale investment at the years ended September 30 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2010

Investment in the Hennessy Micro Cap Fund	$366	$59	$(61)	$364

Total	$366	$59	$(61)	$364

2009

Investment in the Hennessy Micro Cap Fund	$417	$104	$(155)	$366

Total	$417	$104	$(155)	$366

The investment in the Hennessy Micro Cap Fund is included as a separate line item in non-current assets on the balance sheets.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended:

	September 30,
	2010	2009

Equipment	$238,712	$251,832
Leasehold improvements	128,207	128,207
Furniture and fixtures	122,516	145,394
IT Infrastructure	46,538	46,538
Software	27,438	16,312

	563,411	588,283

Less: accumulated depreciation	383,019	366,577

	$180,392	$221,706

(6)	Acquisition Cost

The organization costs related to the Company’s acquisition of management contracts are capitalized as incurred. The management contract asset was $22.3 million as of September 30, 2010 compared to $22.2 million at the end of the prior comparable period. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The organization costs include legal fees, shareholder vote fees and percent of asset costs to acquire the management contracts. In March and September 2009, respectively, we acquired the management agreements for two funds managed by RBC Global Asset Management (U.S.) Inc. (the Tamarack Large Cap Growth Fund and the Tamarack Value Fund), and we acquired the management agreements for two funds managed by SPARX Investment & Research, USA, Inc. and sub-advised by SPARX Asset Management Co., Ltd. (the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund). The acquisition costs related to these transactions were included in the management contract asset as of September 30, 2010.

(7)	Bank Loan

On March 11, 2004, Hennessy Advisors, Inc. secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds in the amount of $7.9 million. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan balance is $3.13 million as of September 30, 2010 compared to $1.95 million at the end of the prior comparable period. The note maturity schedule is as follows:

Year ended September 30:

2011	$572,917
2012	625,000
2013	625,000
2014	625,000
2015	677,083

Total	$3,125,000

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios.

In connection with securing the financing discussed above, Hennessy Advisors, Inc. incurred loan costs in the amount of $31,250. These costs are included in other assets and the unamortized balance of $31,250 (as of the loan amendment date of September 27, 2010) is being amortized on a straight-line basis over 60 months. Amortization expense during the fiscal year ended September 30, 2010 was $17,324 compared to $15,992 for the prior comparable period. Future amortization expense is as follows:

Year ended September 30:

2011	$6,250
2012	6,250
2013	6,250
2014	6,250
2015	6,250

Total	$31,250

(8)	Income Taxes

The provision for income taxes is comprised of the following for the years ended September 30, 2010 and 2009:

	2010	2009

Current:
Federal	$143,300	$(445,700)
State	800	3,200

	144,100	(442,500)

Deferred:
Federal	442,500	407,900
State	84,500	(9,000)

	527,000	398,900

	$671,100	$(43,600)

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2010	2009

Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.57	5.83
Permanent differences	2.79	(21.59)

Income tax provision	42.36%	18.24%

The effective tax rate for the fiscal year ended September 30, 2009 resulted from the relative magnitude of the operating loss to the nominal size of that year’s permanent tax differences. (The permanent differences consist of book expenses that are not tax deductible, specifically keyman insurance premiums, fifty percent of meals and entertainment expense and club membership fees.) The positive tax rate in the fiscal year ended September 30, 2010 is due to the net income before tax in the current period. The permanent tax differences in total value decreased by $0.01 million, or 8.5%, from the prior comparable period.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2010 and 2009 are presented below:

	2010	2009
Current deferred tax assets:
Accrued compensation	$83,200	$160,200
Accrued rent	0	1,500
Net operating loss	34,800	71,700
Other	0	7,200

Total deferred tax assets	118,000	240,600

Noncurrent deferred tax liabilities:
Property and equipment	(9,000)	(21,800)
Management contracts	(3,168,000)	(2,585,100)

Total deferred tax liabilities	(3,177,000)	(2,606,900)

Net deferred tax liabilities	$(3,059,000)	$(2,366,300)

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2010	2009
Weighted average common stock outstanding	5,701,780	5,673,628

Common stock equivalents - stock options and RSU’s	15,003	—

	5,716,783	5,673,628

There were 693,750 and 807,638 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the year ended September 30, 2010 and 2009, respectively, because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease was re-negotiated and a lease amendment was signed April 1, 2010 with a new expiration date of March 31, 2012 with one three-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2010 is $329,472 per year in the base year of 2010 with no rental increases.

The Company’s portfolio trading operation is located in leased office space under a non-cancelable operating lease at One Landmark Square, Suite 424, in Stamford Connecticut. The lease expires September 30, 2011. The minimum future rental commitment under this lease as of September 30, 2010 is $55,650 for the remaining year of the lease.

The annual minimum future rental commitments under these leases as of September 30, 2010 and for future fiscal years ending September 30, 2012 are as follows:

Fiscal Year	Amount
	Novato Lease	Stamford Lease
2011	$329,472	$55,650
2012	164,736	—

Total	$494,208	$55,650

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2010 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $0.7 million. In addition, total cash and cash equivalents include $6.7 million held in the First American Prime Obligations Fund which is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(12)	New Accounting Pronouncements

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

In January, 2010, the FASB issued an amendment to standard “Fair Value Measurements and Disclosure,” to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on our financial statements or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by the Item regarding the executive officers and directors of the Company, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in the Company’s Proxy Statement for its 2011 Annual Meeting (“Proxy Statement”), under the captions “Election of Directors” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

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

Hennessy Advisors, Inc.

7250 Redwood Blvd., Suite 200

Novato, CA 94945

Attention: Teresa Nilsen

ITEM 11.	EXECUTIVE COMPENSATION

Information required by the Item regarding compensation paid by the Company to its directors and its “named executive officers” in 2010 can be found in the Proxy Statement under the caption “Executive Compensation.” Such information is incorporated by reference as if fully set forth herein.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has adopted an Option Plan (the “Plan”) providing for the issuance of up to 1,438,604 options for shares of the Company’s common stock. An aggregate of 865,689 options for the Company’s common stock and 224,050 RSU’s have been granted as of September 30, 2010, to certain employees, executive officers, and directors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $4.46 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2010, employees had exercised 196,639 options, 19,688 options were forfeited, 16,813 RSU’s were forfeited and 110,750 net shares of common stock were issued for the vesting of 140,491 RSU’s (net of shares repurchased for tax withholding). There were 669,050 options fully vested and exercisable and 71,763 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2010. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	740,813	$4.03	347,533
Equity compensation plans not approved by security holders	0	0	0
Total	740,813	$4.03	347,533

(1)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 1,427,460 shares, as of the fiscal year ended September 30, 2010.
(2)	The number of securities to be issued includes 71,763 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Election of Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP and Stonefield Josephson, Inc. for professional services performed for 2010 and 2009, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8 of this Annual Report on Form 10-K.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)*

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)*

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund)(1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.3	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (7)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund)(7)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Hennessy Focus 30 Fund (7)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund) (7)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (9)

10.14	Restricted Stock Unit Award Agreement for officers (2) (8)

10.15	Restricted Stock Unit Agreement for Directors (2) (8)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (9)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (9)

10.18	Amendment No. 2, dated December 18, 2008, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (10)

10.19	Amendment No. 3, dated September 3, 2009, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (11)

10.20	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.21	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.22	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.24	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.25	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (12)

10.26	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Select Large Value Fund) (12)

10.27	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (on behalf of the Hennessy Select Large Value Fund) (12)

10.28	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.29	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Management Co., Ltd. (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.30	Sixth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association

23.1	Consent of Marcum LLP, and Stonefield Josephson, Inc. Independent Registered Public Accounting Firms

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.
(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed December 12, 2008.
(7)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).
(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.
(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.
(10)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2008.
(11)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 9, 2009.
(12)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.
(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 3, 2010
Neil J. Hennessy
Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: December 3, 2010
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated: December 3, 2010
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Kathryn R. Fahy	Dated: December 3, 2010
Kathryn R. Fahy
Controller

By:	/s/ Charles W. Bennett	Dated: December 3, 2010
Charles W. Bennett
Director

By:	/s/ Daniel G. Libarle	Dated: December 3, 2010
Daniel G. Libarle
Director

By:	/s/ Thomas L. Seavey	Dated: December 3, 2010
Thomas L. Seavey
Director

By:	/s/ Henry Hansel	Dated: December 3, 2010
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Dated: December 3, 2010
Brian A. Hennessy
Director

By:	/s/ Rodger Offenbach	Dated: December 3, 2010
Rodger Offenbach
Director

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.3	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (7)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and The Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund) (7)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and The Hennessy Mutual Funds, Inc. with respect to the Hennessy Focus 30 Fund (7)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund) (7)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between

Hennessy Advisors, Inc. and Neil J. Hennessy (2) (9)

10.14	Restricted Stock Unit Award Agreement for officers (2) (8)

10.15	Restricted Stock Unit Agreement for Directors (2) (8)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (9)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (9)

10.18	Amendment No. 2, dated December 18, 2008, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (10)

10.19	Amendment No. 3, dated September 3, 2009, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (11)

10.20	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.21	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.22	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.24	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.25	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (12)

10.26	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Select Large Value Fund) (12)

10.27	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (on behalf of the Hennessy Select Large Value Fund) (12)

10.28	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.29	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Asset Management Co., Ltd. (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.30	Sixth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association – Filed Herewith

23.1	Consent of Marcum LLP, and Stonefield Josephson, Inc. Independent Registered Public Accounting Firms – Filed Herewith

31.1	Rule 13a – 14a Certification of the Chief Executive Officer – Filed Herewith

31.2	Rule 13a – 14a Certification of the Chief Financial Officer – Filed Herewith

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350 – Filed Herewith

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350 – Filed Herewith

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.

(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed December 12, 2008.

(7)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.

(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.

(10)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2008.

(11)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 9, 2009.

(12)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.