Form 10-Q
period 2010-12-31
HENNESSY ADVISORS INC
filed 2011-01-18
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of January 5, 2011 there were 5,734,919 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2010	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,312	$8,054
Investments in marketable securities, at fair value	5	5
Investment fee income receivable	654	619
Prepaid expenses	129	186
Deferred income tax asset	77	118
Other current assets	25	22

Total current assets	8,202	9,004

Property and equipment, net of accumulated depreciation of $409 and $383, respectively	164	180
Management contracts	22,284	22,284
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	422	364
Other assets, net of accumulated amortization of $103 and $101, respectively	65	67

Total assets	$31,137	$31,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$353	$1,005
Income taxes payable	35	18
Current portion of deferred rent	49	50
Current portion of long-term debt	625	573

Total current liabilities	1,062	1,646

Long-term debt	2,396	2,552
Long-term portion of deferred rent	12	24
Deferred income tax liability	3,353	3,177

Total liabilities	6,823	7,399

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,734,919 shares issued and outstanding at December 31, 2010 and 5,709,839 at September 30, 2010	9,460	9,456
Accumulated other comprehensive loss	(90)	(148)
Retained earnings	14,944	15,192

Total stockholders’ equity	24,314	24,500

Total liabilities and stockholders’ equity	$31,137	$31,899

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended December 31,
	2010	2009
Revenue
Investment advisory fees	$1,730	$1,782
Shareholder service fees	214	209
Other	5	7

Total revenue	1,949	1,998

Operating expenses
Compensation and benefits	555	723
General and administrative	567	524
Mutual fund distribution	166	179
Sub-advisor fees	158	176
Amortization and depreciation	28	28

Total operating expenses	1,474	1,630

Operating income	475	368

Interest expense	17	10
Other expense, net	—	6

Income before income tax expense	458	352

Income tax expense	192	149

Net income	$266	$203

Earnings per share:
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

Weighted average shares outstanding:
Basic	5,714,841	5,692,790

Diluted	5,719,554	5,697,476

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended December 31, 2010

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2010	5,709,839	$9,456	$15,192	$(148)	$24,500

Net Income	—	—	266	—	266

Dividends paid	—	—	(514)	—	(514)

Unrealized gain on investment in Hennessy

Micro Cap Growth Fund, LLC	—	—	—	58	58

Employee and director restricted stock vested	26,835	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(1,755)	(4)	—	—	(4)

Deferred restricted stock unit compensation	—	70	—	—	70

Tax effect of RSU vesting	—	(62)	—	—	(62)

Balance at December 31, 2010	5,734,919	$9,460	$14,944	$(90)	$24,314

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$266	$203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28	28
Deferred income taxes	217	228
Tax effect from restricted stock unit vesting	(62)	(79)
Restricted stock units vested	(4)	(12)
Deferred restricted stock unit compensation	70	129

(Increase) decrease in operating assets:
Investment fee income receivable	(35)	(107)
Prepaid expenses	57	33
Other current assets	(3)	(63)
Other assets	—	(1)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(652)	(1,036)
Income taxes	17	1
Current portion of deferred rent	(1)	(4)
Long-term portion of deferred rent	(12)	(1)

Net cash used in operating activities	(114)	(681)

Cash flows used in investing activities:
Purchases of property and equipment	(10)	(28)
Payments related to acquisition of management contracts	—	(42)

Net cash used in investing activities	(10)	(70)

Cash flows used in financing activities:
Principal payments on bank loan	(104)	(206)
Dividend payment	(514)	—

Net cash used in financing activities	(618)	(206)

Net decrease in cash and cash equivalents	(742)	(957)

Cash and cash equivalents at the beginning of the period	8,054	5,747

Cash and cash equivalents at the end of the period	$7,312	$4,790

Supplemental disclosures of cash flow information:
Unrealized gain on investment	$58	$34

Cash paid for:
Income taxes	$—	$—

Interest	$15	$11

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2010, the operating results for the three months ended December 31, 2010 and December 31, 2009, and the cash flows for the three months ended December 31, 2010 and December 31, 2009. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment management and shareholder services to ten open-end mutual funds (collectively the “Hennessy Funds”), seven of which also have institutional share classes; and investment management services to one non-registered private pooled investment fund, the Hennessy Micro Cap Growth Fund, LLC. The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, and the Hennessy Micro Cap Growth Fund, LLC.

(2)	Management Contracts

As of December 31, 2010, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

The management agreements for the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund were approved by the Board of Trustees of Hennessy Funds Trust on March 3, 2009 (and subsequently approved by shareholders) for an intial period of two years, to be renewed annually thereafter; and the management agreements for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on July 13, 2009 (and subsequently approved by shareholders) for an intial period of two years, to be renewed annually thereafter.

The management agreements for the other Hennessy Funds are renewed annually by (1) the board of directors or trustees of the applicable investment company or by a majority vote of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of the Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of the Hennessy Funds Trust on March 3, 2010 for a period of one year.

Other than non-renewal, two other circumstances might lead to termination of the management agreements: (1) the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes an “indirect assignment” by transferring a controlling block of our common stock); and (2) the termination of the agreement by the Company or by one of the Hennessy Funds’ investment companies upon 60 days’ prior written notice.

Under the terms of the management agreements, each fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Hennessy Funds.

The Company waives its investment management fees to comply with contractual expense ratio limitations for certain of the Hennessy Funds. The fee waivers are calculated daily by our fund accountants and are expensed monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from our fund accountants in the subsequent month.

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

Under the terms of the management agreement for the Micro Cap Fund, the Managing Member bears all organizational expenses (defined as expenses incurred in connection with and directly related to the formation, qualification and funding of the Micro Cap Fund), but the Micro Cap Fund bears all of its operating, investment and other expenses. However, the Managing Member is responsible for the ordinary and extraordinary costs of administering the Micro Cap Fund, including any placement fees incurred in connection with the offering of interests in the Micro Cap Fund.

Hennessy Advisors, as the Managing Member of the Micro Cap Fund, has the right to reduce or waive the management fee or incentive allocation (as defined in Note 5) chargeable to any member’s account without the consent of or notice to any other member.

As of December 31, 2010, no events or changes in circumstances occurred that indicated potenial impairment of the management contracts.

(3)	Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 23.5% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, and is included on the balance sheet at market value. The fair market value of the investment at December 31, 2010 was $0.4 million.

The accounting method the Company uses for its equity investments is generally dependent upon the influence the Company has over the investee. If there are investments where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest (the Company’s ownership in the Micro Cap Fund is approximately 23.5%), the investee will be consolidated into the Company’s financial statements. Further, as managing member of an investee, the Company is generally presumed to control the investee (and should consolidate the investee into the Company’s financial statements) unless this presumption is overcome because members of the investee other than the Company and its affiliates have the substantive ability to dissolve the investee or otherwise remove the Company as the managing member without cause. After considering the above with respect to the investment in the Micro Cap Fund and the Financial Accounting Standards Board’s (FASB) guidance on investment in equity and variable interest entities with respect to the investment in the Micro Cap Fund, the Company determined that the Micro Cap Fund should not be consolidated because the investment is less than 25% of the total investment, and the Company can be removed from the position of managing member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members” (defined as members other than members who are the Managing Member or affiliates of the Managing Member).

(4)	Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the three month period ended December 31, 2010.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $31,250. These costs are included in other assets and the unamortized balance of $31,250 (as of the loan amendment date of September 27, 2010) is being amortized on a straight-line basis over 60 months.

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

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an intial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the three months ended December 31, 2010 and 2009.

(6)	Income Taxes

The following is our tax position at December 31, 2010 and 2009:

The provision for income taxes comprised of the following for the three months ended December 31, 2010 and 2009:

	12/31/2010	12/31/2009
Current
Federal	$30,000	$800
State	7,200	—

	37,200	800

Deferred
Federal	132,300	126,300
State	22,100	21,800

	154,400	148,100

Total	$191,600	$148,900

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	12/31/2010	12/31/2009
Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.54%	5.83%
Permanent differences	2.30%	2.42%

Effective Tax Rate	41.84%	42.25%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented below:

	12/31/2010	12/31/2009
Current deferred tax assets:
Accrued compensation	$20,800	$90,600
Accrued rent	24,300	1,300
State taxes	2,500	—
Net operating loss	—	72,100
Other	29,200	9,200

Total deferred tax assets	76,800	173,200

Noncurrent deferred tax liabilities:
Net operating loss	40,700	—
Property and equipment	(1,800)	(18,700)
Management contracts	(3,392,100)	(2,747,900)

Total deferred tax liabilities	(3,353,200)	(2,766,600)

Net deferred tax liabilities	$(3,276,400)	$(2,593,400)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2006 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2003 through 2009 tax years remain open in California.

The Company’s effective tax rate for the three months ended December 31, 2010 and 2009, were 41.8% and 42.3%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

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

There were 678,025 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the three months ended December 31, 2010 because they were anti-dilutive. There were 774,344 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the three months ended December 31, 2009 because they were anti-dilutive.

(8)	Stock-Based Compensation

On May 2, 2001, the Company established an omnibus incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the three months ended December 31, 2010 and 2009.

Under the Plan, participants may be granted restricted stock units (RSUs), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the three months ended December 31, 2010 and 2009. RSU activity for the three months ended December 31, 2010 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2010

	Number of Restricted Share Units	Weighted Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2010	43,527	$5.84

Granted	—	—

Vested (1)	(7,989)	$8.80

Forfeited	—	—

Non-vested Balance at December 31, 2010	35,538	$5.18

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 25,080 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the three months ended December 31, 2010.

Restricted Stock Unit Compensation Three Months Ended December 31, 2010

(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,181
Compensation Expense recognized as of December 31, 2010	(1,997)

Unrecognized compensation expense related to RSU’s at December 31, 2010	$184

As of December 31, 2010, there was $0.2 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 1.6 years.

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

As of December 31, 2010, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(10)	Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchy as of December 31, 2010:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$7,312	$—	$—	$7,312
Mutual fund investments	5	—	—	5
Investment in domestic equities	—	422	—	422

Total	$7,317	$422	$—	$7,739

Amounts included in:
Cash and cash equivalents	$7,312	$—	$—	$7,312
Investments in marketable securities	5	—	—	5
Investment in the Hennessy Micro Cap Fund	—	422	—	422

Total	$7,317	$422	$—	$7,739

(11)	New Accounting Pronouncements

In June, 2009, the FASB issued amendments to accounting for “Consolidation of Variable Interest Entities.” The amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amendment is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009 (the Company’s fiscal year 2011). We have evaluated the amendment and determined that the effect on our financial statements or results of operations financial statements is immaterial.

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after November 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2010 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2010 as filed with the SEC on December 3, 2010.

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

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $896.4 million and $933.0 million for the three months ended December 31, 2010 and 2009, respectively.

Total assets under management were $885.4 million as of December 31, 2010. Our total assets under management have decreased since December 31, 2009, due to redemptions, partly offset by market appreciation and inflows. The following table illustrates the changes in assets under management from December 31, 2009 through December 31, 2010:

	Assets Under Management At Each Quarter End, December 31, 2009 through December 31, 2010

	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
	(In Thousands)
Beginning assets under management	$923,404	$944,915	$960,816	$812,595	$892,465

Acquisition inflows	—	—	—	—	—

Organic inflows	39,117	36,134	16,185	41,125	23,894

Redemptions	(70,015)	(71,086)	(74,029)	(47,706)	(100,443)

Market appreciation (depreciation)	52,409	50,853	(90,377)	86,451	69,438

Ending assets under management	$944,915	$960,816	$812,595	$892,465	$885,354

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of December 31, 2010, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of the management agreements for the Lindner Funds and the Henlopen Fund. As of December 31, 2010, this liability had a balance of $3.0 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,730	88.8%	$1,782	89.2%
Shareholder service fees	214	11.0	209	10.5
Other	5	0.2	7	0.3

Total revenue	1,949	100.0	1,998	100.0

Operating expenses:
Compensation and benefits	555	28.5	723	36.2
General and administrative	567	29.1	524	26.2
Mutual fund distribution	166	8.5	179	9.0
Sub-advisor fees	158	8.1	176	8.8
Amortization and depreciation	28	1.4	28	1.4

Total operating expenses	1,474	75.6	1,630	81.6

Operating income	475	24.4	368	18.4

Interest expense	17	0.9	10	0.5
Other income	—	—	6	0.3

Income before income tax expense	458	23.5	352	17.6

Income tax expense	192	9.9	149	7.4

Net income	$266	13.6%	$203	10.2%

Revenues: Total revenue decreased 2.5% to $1.9 million in the three months ended December 31, 2010, due to decreased average assets under management. Investment advisory fees decreased 2.9% to $1.7 million in the three months ended December 31, 2010, but shareholder service fees increased 2.4% to $0.2 million in the three months ended December 31, 2010. The decrease in investment advisory fees is due to decreases in the average daily net assets of our mutual funds, which can differ considerably from total net assets of our mutual funds at the end of an accounting period.

The increase in shareholder servicing fees is due to the implementation of a shareholder servicing fee on the original class shares of the Hennessy SPARX Japan Fund and the Hennessy SPARX Japan Smaller Companies Fund June 1, 2010.

Average daily net assets in our mutual funds for the three months ended December 31, 2010 decreased by $36.6 million, or 3.9%, to $896.4 million from $933.0 million in the prior comparable period. The decrease in average daily net assets is attributable to net outflows. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($55.3 million) and the Hennessy Focus 30 Fund ($39.4 million). The net outflows are partly offset by market appreciation in the Hennessy Focus 30 Fund ($34.4 million) and the Hennessy Cornerstone Growth Fund ($21.7 million).

Almost a quarter of the total average daily net assets ($210.1 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds decreased by $59.6 million, or 6.3%, as of December 31, 2010, from $944.9 million as of the end of the prior comparable period. The $59.6 million decrease in net mutual funds assets is attributable to net outflows of $175.9 million, offset by market appreciation of $116.4 million. Redemptions as a percentage of assets under management increased from an average of 2.6% per month to 3.8% per month during the same period due to increased net outflows, as discussed below.

The decrease in assets under management is due to net outflows from the funds as investors remain apprehensive of the equity market. Despite investor fear, there has been market appreciation since the prior period, which has partially offset the net outflows.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	Even though the markets remain volatile, some investors are gradually returning to the equity market.

•	The economy has shown signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic environment remains a difficult one, which is still requiring some investors to draw-down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The equity market is still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to fixed income investment products.

•

While each of the ten funds had positive performance for the calendar year ended December 31, 2010, and over half of the funds outperformed their relative benchmarks, current shareholders are uneasy and are liquidating their equity investments. Prospective investors are either investing their money in fixed income vehicles or remaining on the sidelines.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations. The Company does not normally waive fees, nor does it anticipate waiving fees, on a voluntary basis. The Company waived fees of $159 for the three months ended December 31, 2010, a decrease of $34,000, or 99.5%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010) and for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010).

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the three months ended December 31, 2010.

Operating Expenses: Total operating expenses decreased 9.6% to $1.48 million in the three months ended December 31, 2010, from $1.63 million in the prior comparable period. The decrease is mainly due to decreased compensation and benefits expense. As a percentage of total revenue, total operating expenses decreased by 6.0% to 75.6% in the three months ended December 31, 2010, as compared to 81.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 23.2% to $0.56 million in the three months ended December 31, 2010, from $0.72 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010, as well as a retirement in June, 2010. As a percentage of total revenue, compensation and benefits decreased by 7.7% to 28.5% for the three months ended December 31, 2010, compared to 36.2% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 8.2% to $0.57 million in the three months ended December 31, 2010, from $0.52 million in the prior comparable period, primarily due to increased public relations expense (mainly for media tours promoting our mutual funds to the investing public). As a percentage of total revenue, general and administrative expense increased by 2.9% to 29.1% in the three months ended December 31, 2010, from 26.2% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 7.3% to $0.17 million in the three months ended December 31, 2010, from $0.18 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.5% to 8.5% for the three months ended December 31, 2010, compared to 9.0% in the prior comparable period.

The mutual fund distribution expense consists of fees paid for our mutual funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When our funds are purchased through one of these platforms, such as Charles Schwab, Fidelity, TD Ameritrade or Morgan Stanley Smith Barney, the platform typically charges us an asset based fee which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the value of the funds held on the platforms, which can be affected by inflows, outflows and market impact.

The decreased costs in the current period are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to net outflows. For the three months ended December 31, 2010, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) decreased by more than 13% from the prior comparable period, mainly due to net outflows.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 10.2% to $0.16 million in the three months ended December 31, 2010, from $0.18 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense decreased by 0.7% to 8.1% for the three months ended December 31, 2010, compared to 8.8% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense remained the same at $0.03 million in the three months ended December 31, 2010 as compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 1.4% for the three months ended December 31, 2010 as compared to the prior comparable period.

Interest Expense: Interest expense increased by 70% from the prior comparable period due to an amendment to the loan providing an additional $2.0 million on September 27, 2010. Monthly principal payments of $0.05 million began in November, 2010. As a percentage of total revenue, interest expense increased by 0.4% to 0.9% for the three months ended December 31, 2010, compared to 0.5% in the prior comparable period.

Other Income: Other income decreased by 100% from the prior comparable period due to lower interest rates earned on our cash. As a percentage of total revenue, other income decreased by 0.3% to 0% for the three months ended December 31, 2010, compared to 0.3% in the prior comparable period.

Income Taxes: The provision for income taxes increased 28.9% to $0.2 million in the three months ended December 31, 2010, from $0.1 million in the prior comparable period. The change is due to increased income before tax in the current period.

Net Income: Net income increased by 31.0% to a net income of $0.3 million in the three months ended December 31, 2010, from $0.2 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In June, 2009, the FASB issued amendments to accounting for “Consolidation of Variable Interest Entities.” The amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amendment is effective for annual and interim reporting periods in fiscal years beginning after November 15, 2009 (the Company’s fiscal year 2011). We have evaluated the amendment and determined that the effect on our financial statements or results of operations financial statements is immaterial.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2010. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of December 31, 2010, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of December 31, 2010.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2010 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2010 were $885.4 million, which was a decrease of $7.1 million, or 0.7%, from September 30, 2010. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.4 million as of December 31, 2010. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2010, we had cash and cash equivalents of $7.3 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2010 and 2009:

	For the Three Months Ended December 31, (unaudited, in thousands)
	2010	2009
Cash flow data:
Operating cash flows	$(114)	$(681)
Investing cash flows	(10)	(70)
Financing cash flows	(618)	(206)

Net increase (decrease) in cash and cash equivalents	$(742)	$(957)

The decrease in cash used in operating activities is due to the second payment on the acquisition of the Tamarack funds of $0.7 million which was paid in October, 2009.

The decrease in cash used for investing activities is due to $0.04 million paid to acquire the SPARX funds in the prior period.

The increase in cash used for financing activities is due to a $0.5 million annual dividend payment made in November, 2010.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by the Company’s assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of December 31, 2010. As of December 31, 2010, we have $3.0 million currently outstanding under our bank loan.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company's disclosure controls and procedures are effective.

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

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Maximum number of shares that may yet be purchased under the plans or programs (4)
	(a)	(b)	(c)	(d)
October 2010	0	$0.00	0	908,807
November 2010 (1)	1,316	$2.46	0	908,807
December 2010 (2)	439	$2.70	0	908,807

Total (3)	1,755	$2.52	0	908,807

(1)	The shares repurchased on November 1, 2010 and November 15, 2010 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on November 15, 2006 and November 1, 2008, and were not purchased pursuant to the stock buyback program described below. Withholding requirements are at statutory rates.
(2)	The shares repurchased on December 6, 2010 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on December 6, 2007, and were not purchased pursuant to the stock buyback program described below.
(3)	The total shares repurchased were purchased at a weighted average price of $2.52 share.
(4)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum on 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: January 18, 2011	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350