Form 10-Q
period 2011-03-31
HENNESSY ADVISORS INC
filed 2011-05-06
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

7250 Redwood Blvd., Suite 200 Novato, California	94945
(Address of principal	(Zip Code)
executive office)

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

As of April 15, 2011 there were 5,741,451 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,622	$8,054
Investments in marketable securities, at fair value	6	5
Investment fee income receivable	677	619
Prepaid expenses	209	186
Deferred income tax asset	89	118
Other current assets	13	22

Total current assets	8,616	9,004

Property and equipment, net of accumulated depreciation of $376 and $383, respectively	155	180
Management contracts	22,284	22,284
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	445	364
Other assets, net of accumulated amortization of $104 and $101, respectively	64	67

Total assets	$31,564	$31,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$572	$1,005
Income taxes payable	—	18
Current portion of deferred rent	49	50
Bank loan	625	573

Total current liabilities	1,246	1,646

Long-term debt	2,240	2,552
Long-term portion of deferred rent	—	24
Deferred income tax liability	3,513	3,177

Total liabilities	6,999	7,399

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
5,741,451 shares issued and outstanding at March 31, 2011 and 5,709,839 at September 30, 2010	9,500	9,456
Accumulated other comprehensive loss	(67)	(148)
Retained earnings	15,132	15,192

Total stockholders’ equity	24,565	24,500

Total liabilities and stockholders’ equity	$31,564	$31,899

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2011	2010	2011	2010
Revenue
Investment advisory fees	$1,761	$1,696	$3,491	$3,478
Shareholder service fees	218	202	432	411
Other	—	3	5	10

Total revenue	1,979	1,901	3,928	3,899
Operating expenses
Compensation and benefits	602	652	1,157	1,375
General and administrative	425	494	992	1,018
Mutual fund distribution	168	165	334	344
Sub-advisor fees	177	175	335	351
Amortization and depreciation	26	32	54	60

Total operating expenses	1,398	1,518	2,872	3,148

Operating income	581	383	1,056	751
Interest expense	17	9	34	19
Other expense (income), net	(1)	(1)	(1)	5

Income before income tax expense	565	375	1,023	727
Income tax expense	233	164	425	313

Net income	$332	$211	$598	$414

Earnings per share:
Basic	$0.06	$0.04	$0.10	$0.07

Diluted	$0.06	$0.04	$0.10	$0.07

Weighted average shares outstanding:
Basic	5,688,901	5,707,638	5,723,257	5,700,446

Diluted	5,699,491	5,714,272	5,731,221	5,707,877

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2011

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2010	5,709,839	$9,456	$15,192	$(148)	$24,500
Net Income	—	—	598	—	598
Dividends paid	—	—	(658)	—	(658)
Unrealized gain on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	81	81
Employee and director restricted stock vested	33,588	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(1,976)	(5)	—	—	(5)
Deferred restricted stock unit compensation	—	108	—	—	108
Tax effect of RSU vesting	—	(59)	—	—	(59)

Balance at March 31, 2011	5,741,451	$9,500	$15,132	$(67)	$24,565

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$598	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54	60
Deferred income taxes	365	442
Tax effect from restricted stock unit vesting	(59)	(157)
Restricted stock units vested	(5)	(17)
Deferred restricted stock unit compensation	108	213
Unrealized gain on marketable securities	(1)	—
(Increase) decrease in operating assets:
Investment fee income receivable	(58)	(123)
Prepaid expenses	(23)	558
Other current assets	9	(16)
Other assets	(1)	17
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(433)	(905)
Income taxes	(18)	—
Current portion of deferred rent	(1)	(15)
Long-term portion of deferred rent	(24)	4

Net cash provided by operating activities	511	475

Cash flows used in investing activities:
Purchases of property and equipment	(25)	(37)
Payments related to acquisition of management contracts	—	(50)

Net cash used in investing activities	(25)	(87)

Cash flows used in financing activities:
Principal payments on bank loan	(260)	(412)
Dividend payment	(658)	(522)

Net cash used in financing activities	(918)	(934)

Net decrease in cash and cash equivalents	(432)	(546)
Cash and cash equivalents at the beginning of the period	8,054	5,747

Cash and cash equivalents at the end of the period	$7,622	$5,201

Supplemental disclosures of cash flow information:
Unrealized gain on investment	$81	$25

Cash paid for:
Income taxes	$201	$41

Interest	$32	$20

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2011, the operating results for the three and six months ended March 31, 2011 and March 31, 2010, and the cash flows for the six months ended March 31, 2011 and March 31, 2010. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

As of March 31, 2011, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

The management agreements for the Hennessy Funds are renewed annually by (1) the board of directors or trustees of the applicable investment company or by a majority vote of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of Hennessy Funds Trust and Hennessy SPARX Funds Trust on March 2, 2011 for a period of one year.

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

The Company waives its investment management fees to comply with contractual expense ratio limitations for the Hennessy Funds’ institutional class shares. The fee waivers are calculated daily by our fund accountants and are expensed monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from our fund accountants in the subsequent month.

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

As of March 31, 2011, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3)	Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 23.6% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, and is included on the balance sheet at fair market value. The fair market value of the investment at March 31, 2011 was $0.4 million.

The accounting method the Company uses for its equity investments is generally dependent upon the influence the Company has over the investee. If there are investments where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest (the Company’s ownership in the Micro Cap Fund is approximately 23.6%), the investee will be consolidated into the Company’s financial statements. Further, as managing member of an investee, the Company is generally presumed to control the investee (and should consolidate the investee into the Company’s financial statements) unless this presumption is overcome because members of the investee other than the Company and its affiliates have the substantive ability to dissolve the investee or otherwise remove the Company as the managing member without cause. After considering the above with respect to the investment in the Micro Cap Fund and the Financial Accounting Standards Board’s (FASB) guidance on investment in equity and variable interests, the Company determined that the Micro Cap Fund should not be consolidated because the Company’s investment is less than 50% of the total investment, the Company can be removed from the position of managing member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” and the Company does not have a controlling financial interest in the Micro Cap Fund as the Company has no obligation to absorb gains or losses.

(4)	Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the six month period ended March 31, 2011.

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

The Company has delegated the day-to-day portfolio management of the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (the “Select Funds”) to sub-advisors. Hennessy Advisors pays RBC Global Asset Management (U.S.) Inc. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select Large Value Fund; and Hennessy Advisors pays SPARX Asset Management Co., Ltd. at an annual rate of 0.35% of the average daily net assets of the Hennessy Select SPARX Japan Fund and of 0.20% of the average daily net assets of the Hennessy Select SPARX Japan Smaller Companies Fund.

Fees are earned for shareholder support services provided for each of the original class shares of the ten Hennessy Funds. The shareholder service fees are charged at an annual rate of 0.1% of average daily net assets.

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the six months ended March 31, 2011 and 2010.

(6)	Income Taxes

The following is our tax position at March 31, 2011 and 2010:

The provision for income taxes comprised of the following for the six months ended March 31, 2011 and 2010:

	3/31/2011	3/31/2010
Current
Federal	96,000	27,000
State	24,000	1,100

	120,000	28,100

Deferred
Federal	261,500	251,400
State	43,700	34,300

	305,200	285,700

Total	425,200	313,800

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2011 and 2010 are presented below:

	3/31/2011	3/31/2010
Current deferred tax assets:
Accrued compensation	33,600	32,200
Accrued rent	19,400	6,300
State taxes	8,200	—
Net operating loss	—	60,300
Other	28,000	11,600

Total deferred tax assets	89,200	110,400
Noncurrent deferred tax liabilities:
Net operating loss	40,700	—
Property and equipment	1,700	(6,200)
Management contracts	(3,555,200)	(2,912,000)

Total deferred tax liabilities	(3,512,800)	(2,918,200)

Net deferred tax liabilities	(3,423,600)	(2,807,800)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2006 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2003 through 2009 tax years remain open in California.

The Company’s effective tax rates for the six months ended March 31, 2011 and 2010, were 41.6% and 43.1%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(7)	Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 653,175 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculation for the six months ended March 31, 2011 because they were anti-dilutive. There were 700,469 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculation for the six months ended March 31, 2010 because they were anti-dilutive.

A cash dividend of $0.09 per share was paid on November 18, 2010 to shareholders of record as of October 27, 2010. Additionally, a cash dividend of $0.025 per share was paid on March 4, 2011 to shareholders of record as of February 9, 2011.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the six months ended March 31, 2011 and 2010.

Under the Plan, participants may be granted restricted stock units (RSUs), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the six months ended March 31, 2011 and 2010. RSU activity for the six months ended March 31, 2011 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2011
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2010	43,528	$7.65
Granted	—	—
Vested (1)	(13,492)	$7.96
Forfeited	(3,350)	$4.80

Non-vested Balance at March 31, 2011	26,686	$5.51

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 31,612 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the six months ended March 31, 2011.

Restricted Stock Unit Compensation Six Months Ended March 31, 2011
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,181
Compensation Expense recognized as of March 31, 2011	(2,034)

Unrecognized compensation expense related to RSU’s at March 31, 2011	$147

As of March 31, 2011, there was $0.1 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 1.4 years.

(9)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. On April 1, 2010, the Company signed an amended lease agreement for the Novato office space extending the term through March 31, 2012 with an option for an additional three years thereafter.

The Company’s primary portfolio trading operation was located in leased office space under a non-cancelable lease at One Landmark Square, Suite 424, in Stamford, Connecticut. In January, 2011, all trading operations were consolidated to the Company’s headquarters in Novato, California, but the lease is non-cancelable and currently continues to be paid.

As of March 31, 2011, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(10)	Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchy as of March 31, 2011:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$7,370	$—	$—	$7,370
Mutual fund investments	6	—	—	6
Investment in domestic equities	—	445	—	445

Total	$7,376	$445	$—	$7,821

Amounts included in:
Cash and cash equivalents	$7,370	$—	$—	$7,370
Investments in marketable securities	6	—	—	6
Investment in the Hennessy Micro Cap Fund	—	445	—	445

Total	$7,376	$445	$—	$7,821

(11)	New Accounting Pronouncements

In June, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, “Consolidation of Variable Interest Entities (ASC 810-10).” The update requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The update is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009 (the Company’s fiscal year 2011). The adoption of this ASU has had no effect on our financial statements or results of operations financial statements.

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements (ASC 820-10).” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

(12)	Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss is composed of unrealized gains (losses) on its investment in the Micro Cap Fund. The components of comprehensive income consisted of the following (in thousands):

	Six Months Ended March 31,
	2011	2010
Net income attributable to stockholders	$598	$414
Other comprehensive loss
Unrealized loss on investment	(67)	(121)

Total other comprehensive loss	(67)	(121)

Total comprehensive income	$531	$293

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended March 31, 2011 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2010 as filed with the SEC on December 3, 2010.

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

Overview

We derive our operating revenue from management fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $909.8 million and $928.1 million for the six months ended March 31, 2011 and 2010, respectively.

Total assets under management were $915.8 million as of March 31, 2011. Our total assets under management have decreased since March 31, 2010, due to redemptions, partly offset by market appreciation and inflows. The following table illustrates the changes in assets under management from March 31, 2010 through March 31, 2011:

	Assets Under Management At Each Quarter End, March 31, 2010 through March 31, 2011
	3/31/2010	6/30/2010	9/30/2010	12/31/2010	3/31/2011
	(In Thousands)
Beginning assets under management	$944,915	$960,816	$812,595	$892,465	$885,354
Organic inflows	36,134	16,185	41,125	23,894	80,559
Redemptions	(71,086)	(74,029)	(47,706)	(100,443)	(109,999)
Market appreciation (depreciation)	50,853	(90,377)	86,451	69,438	59,916

Ending assets under management	$960,816	$812,595	$892,465	$885,354	$915,830

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2011, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of management agreements. As of March 31, 2011, this liability had a balance of $2.9 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,761	89.0%	$1,696	89.2%
Shareholder service fees	218	11.0	202	10.6
Other	—	—	3	0.2

Total revenue	1,979	100.0	1,901	100.0

Operating expenses:
Compensation and benefits	602	30.4	652	34.3
General and administrative	425	21.5	494	26.0
Mutual fund distribution	168	8.5	165	8.7
Sub-advisor fees	177	8.9	175	9.2
Amortization and depreciation	26	1.3	32	1.7

Total operating expenses	1,398	70.6	1,518	79.9

Operating income	581	29.4	383	20.1
Interest expense	17	0.9	9	0.5
Other income	(1)	(0.1)	(1)	(0.1)

Income before income tax expense	565	28.6	375	19.7
Income tax expense	233	11.8	164	8.6

Net income	$332	16.8%	$211	11.1%

Revenues: Total revenue increased 4.1% to $2.0 million in the three months ended March 31, 2011, due to increased average assets under management. Investment advisory fees increased 3.8% to $1.8 million in the three months ended March 31, 2011, and shareholder service fees increased 7.9% to $0.2 million in the three months ended March 31, 2011. The increase in investment advisory and shareholder service fees is due to increases in the average daily net assets of our mutual funds as well as a decrease in investment advisory fees waived, mainly due to the expiration of contractual waivers.

The increase in shareholder service fees is also due to the implementation of a shareholder service fee on the original class shares of the Hennessy SPARX Japan Fund and the Hennessy SPARX Japan Smaller Companies Fund June 1, 2010.

Average daily net assets in our mutual funds for the three months ended March 31, 2011 increased by $0.4 million, or 0.0%, to $923.4 million from $923.0 million in the prior comparable period. The increase in average daily net assets is attributable to net inflows and market appreciation in some of the Hennessy Funds. The largest net inflows were to the Hennessy SPARX Japan Smaller Companies Fund ($10.4 million) and the Hennessy Total Return Fund ($5.7 million). The increase is also due to market appreciation, particularly in the Hennessy Focus 30 Fund ($37.5 million) and the Hennessy Cornerstone Growth Fund ($26.2 million).

About 22.7% of the total average daily net assets ($210 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds decreased by $45.0 million, or 4.7%, as of March 31, 2011, from $960.8 million as of the end of the prior comparable period. The $45.0 million decrease in net mutual funds assets is attributable to net outflows of $170.4 million, partly offset by market appreciation of $125.4 million. Redemptions as a percentage of assets under management increased from an average of 2.6% per month to 3.9% per month during the same period due to increased net outflows.

The increase in net outflows (partly offset by market appreciation) is due to investors remaining apprehensive of the equity market. Despite investor fear, there has been market appreciation since the prior period, which has partially offset the net outflows.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	Even though the markets remain volatile, some investors are gradually returning to the equity market.

•	The U.S. economy continues to show signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic environment is improving, but many investors are still drawing down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The equity market is still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to other types of investment products.

•

While nine of the ten funds had positive performance for the calendar year-to-date ended March 31, 2011, less than half of the funds outperformed their relative benchmarks, and shareholders are performance sensitive. Current shareholders may feel uneasy and may be liquidating their equity investments while prospective investors are either investing their money in fixed income or other types of investment vehicles or remaining on the sidelines.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations for all classes of shares, but now only has contractual expense ratio limitations for institutional class shares. The Company does not normally waive fees (other than for institutional class shares), nor does it anticipate waiving fees, on a voluntary basis. The Company waived fees of $139 for the three months ended March 31, 2011, a decrease of $65,000, or 99.8%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010) and for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010).

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the three months ended March 31, 2011 and 2010.

Operating Expenses: Total operating expenses decreased 7.9% to $1.4 million in the three months ended March 31, 2011, from $1.5 million in the prior comparable period. The decrease is mainly due to decreased compensation and benefit expense and decreased general and administrative expense. As a percentage of total revenue, total operating expenses decreased by 9.3% to 70.6% in the three months ended March 31, 2011, as compared to 79.9% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 7.7% to $0.60 million in the three months ended March 31, 2011, from $0.65 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010, a retirement in June, 2010 and the consolidation of a position in January, 2011. As a percentage of total revenue, compensation and benefits decreased by 3.9% to 30.4% for the three months ended March 31, 2011, compared to 34.3% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 14.0% to $0.43 million in the three months ended March 31, 2011, from $0.49 million in the prior comparable period, primarily due to decreased professional fees (mainly for accounting and legal work). As a percentage of total revenue, general and administrative expense decreased by 4.5% to 21.5% in the three months ended March 31, 2011, from 26.0% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 1.8% to $0.168 million in the three months ended March 31, 2011, from $0.165 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.2% to 8.5% for the three months ended March 31, 2011, compared to 8.7% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the three months ended March 31, 2011, the value of the mutual funds held on Fidelity (the platform to which we pay about one-third of our total mutual fund distribution fees) increased by more than 30% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense increased 1.1% to $0.177 million in the three months ended March 31, 2011, from $0.175 million in the prior comparable period. The increase is a result of an increase in sub-advised assets in the current period, mainly due to market appreciation. As a percentage of total revenue, sub-advisor fee expense decreased by 0.3% to 8.9% for the three months ended March 31, 2011, compared to 9.2% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation decreased 18.8% to $0.026 million in the three months ended March 31, 2011, from $0.032 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.4% to 1.3% for the three months ended March 31, 2011, compared to 1.7% in the prior comparable period.

Interest Expense: Interest expense increased by 88.9% from the prior comparable period due to an amendment to the loan providing an additional $2.0 million on September 27, 2010. Monthly principal payments of $0.05 million began in November, 2010. As a percentage of total revenue, interest expense increased by 0.4% to 0.9% for the three months ended March 31, 2011, compared to 0.5% in the prior comparable period.

Other Income: Other income remained the same at $0.001 million in the three months ended March 31, 2011 as compared to the prior comparable period. As a percentage of total revenue, other income remained the same at 0.1% for the three months ended March 31, 2011 as compared to the prior comparable period.

Income Taxes: The provision for income taxes increased 42.1% to $0.23 million in the three months ended March 31, 2011, from $0.16 million in the prior comparable period. The change is due to increased income before tax in the current period.

Net Income: Net income increased by 57.3% to a net income of $0.3 million in the three months ended March 31, 2011, from $0.2 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the six months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
	2011		2010
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,491	88.9%	$3,478	89.2%
Shareholder service fees	432	11.0	411	10.5
Other	5	0.1	10	0.3

Total revenue	3,928	100.0	3,899	100.0

Operating expenses:
Compensation and benefits	1,157	29.5	1,375	35.3
General and administrative	992	25.3	1,018	26.1
Mutual fund distribution	334	8.5	344	8.8
Sub-advisor fees	335	8.5	351	9.0
Amortization and depreciation	54	1.4	60	1.5

Total operating expenses	2,872	73.2	3,148	80.7

Operating income	1,056	26.8	751	19.3
Interest expense	34	0.9	19	0.5
Other expense (income)	(1)	(0.1)	5	0.2

Income before income tax expense	1,023	26.0	727	18.6
Income tax expense	425	10.8	313	8.0

Net income	$598	15.2%	$414	10.6%

Revenues: Total revenue increased 0.7% to $3.9 million in the six months ended March 31, 2011, due to a decrease in fee waivers from the prior period. Investment advisory fees increased 0.4% to $3.5 million in the six months ended March 31, 2011 and shareholder service fees increased 5.1% to $0.4 million in the six months ended March 31, 2011. The increase in investment advisory fees is due to a decrease in waived investment advisory fees, mainly due to the expiration of contractual waivers.

The increase in shareholder service fees is due to the implementation of a shareholder service fee on the original class shares of the Hennessy SPARX Japan Fund and the Hennessy SPARX Japan Smaller Companies Fund June 1, 2010.

Average daily net assets in our mutual funds for the six months ended March 31, 2011 decreased by $18.3 million, or 2.0%, to $909.8 million from $928.1 million in the prior comparable period. The decrease in average daily net assets is attributable to net outflows. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($50.8 million) and the Hennessy Cornerstone Value Fund ($42.9 million). The net outflows were partly offset by market appreciation, particularly in the Hennessy Focus 30 Fund ($37.5 million) and the Hennessy Cornerstone Growth Fund ($26.2 million).

About 23.3% of the total average daily net assets ($211.7 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds decreased by $45.0 million, or 4.7%, as of March 31, 2011, from $960.8 million as of the end of the prior comparable period. The $45.0 million decrease in net mutual funds assets is attributable to net outflows of $170.4 million, partly offset by market appreciation of $125.4 million. Redemptions as a percentage of assets under management increased from an average of 2.6% per month to 3.9% per month during the same period due to increased net outflows.

The increase in net outflows (partly offset by market appreciation) is due to investors remaining apprehensive of the equity market. Despite investor fear, there has been market appreciation since the prior period, which has partially offset the net outflows.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	Even though the markets remain volatile, some investors are gradually returning to the equity market.

•	The U.S. economy continues to show signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic environment is improving, but many investors are still drawing down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The equity market is still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to other types of investment products.

•

While nine of the ten funds had positive performance for the calendar year-to-date ended March 31, 2011, less than half of the funds outperformed their relative benchmarks, and shareholders are performance sensitive. Current shareholders may feel uneasy and may be liquidating their equity investments while prospective investors are either investing their money in fixed income or other types of investment vehicles or remaining on the sidelines.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations for all classes of shares, but now only has contractual expense ratio limitations for institutional class shares. The Company does not normally waive fees (other than for institutional class shares), nor does it anticipate waiving fees, on a voluntary basis. The Company waived fees of $298 for the six months ended March 31, 2011, a decrease of $99,000, or 99.7%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010) and for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010).

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the six months ended March 31, 2011 and 2010.

Operating Expenses: Total operating expenses decreased 8.8% to $2.9 million in the six months ended March 31, 2011, from $3.1 million in the prior comparable period. The decrease is due to decreased expenses in all categories. As a percentage of total revenue, total operating expenses decreased by 7.5% to 73.2% in the six months ended March 31, 2011, as compared to 80.7% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 15.9% to $1.2 million in the six months ended March 31, 2011, from $1.4 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010, a retirement in June, 2010 and the consolidation of a position in January, 2011. As a percentage of total revenue, compensation and benefits decreased by 5.8% to 29.5% for the six months ended March 31, 2011, compared to 35.3% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 2.6% to $0.99 million in the six months ended March 31, 2011, from $1.02 million in the prior comparable period, primarily due to decreased office rent expense due to a renegotiation of the Novato office lease in April, 2010. As a percentage of total revenue, general and administrative expense decreased by 0.8% to 25.3% in the six months ended March 31, 2011, from 26.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 2.9% to $0.33 million in the six months ended March 31, 2011, from $0.34 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.3% to 8.5% for the six months ended March 31, 2011, compared to 8.8% in the prior comparable period.

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

The decreased costs in the current period are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the six months ended March 31, 2011, the value of the mutual funds held on Charles Schwab (the platform to which we pay over half of our total mutual fund distribution fees) decreased by more than 11% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 4.6% to $0.335 million in the six months ended March 31, 2011, from $0.351 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense decreased by 0.5% to 8.5% for the six months ended March 31, 2011, compared to 9.0% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 10.0% to $0.05 million in the six months ended March 31, 2011, from $0.06 million in the prior comparable period. As a percentage of total revenue, Amortization and depreciation expense decreased by 0.1% to 1.4% for the six months ended March 31, 2011, compared to 1.5% in the prior comparable period.

Interest Expense: Interest expense increased by 78.9% from the prior comparable period due to an amendment to the loan providing an additional $2.0 million on September 27, 2010. Monthly principal payments of $0.05 million began in November, 2010. As a percentage of total revenue, interest expense increased by 0.4% to 0.9% for the six months ended March 31, 2011, compared to 0.5% in the prior comparable period.

Other Income: Other income decreased by 120% from an expense of $0.005 million in the prior comparable. As a percentage of total revenue, other income decreased by 0.3% to -0.1% for the six months ended March 31, 2011, compared to 0.2% in the prior comparable period.

Income Taxes: The provision for income taxes increased 35.8% to $0.4 million in the six months ended March 31, 2011, from $0.3 million in the prior comparable period. The change is due to increased income before tax in the current period.

Net Income: Net income increased by 44.4% to a net income of $0.6 million in the six months ended March 31, 2011, from $0.4 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In June, 2009, the FASB issued Accounting Standards Update No. 2009-17, “Consolidation of Variable Interest Entities (ASC 810-10).” The update requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The update is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009 (the Company’s fiscal year 2011). The adoption of this ASU has had no effect on our financial statements or results of operations financial statements.

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements (ASC 820-10).” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

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

Our operating revenues consist of contractual management and shareholder service fees. We earn our management fees through portfolio management of our mutual funds and private pooled equity fund, and we earn our shareholder service fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by our fund accountant. In accordance with the FASB guidance on revenue recognition, the fees are recognized monthly by the Company. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from our fund accountant in the month subsequent to the month in which the services are provided.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2010. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of March 31, 2011, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of March 31, 2011.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2011 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2011 were $915.8 million, which was an increase of $23.4 million, or 2.6%, from September 30, 2010. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.4 million as of March 31, 2011. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2011, we had cash and cash equivalents of $8.6 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2011 and 2010:

	For the Six Months Ended March 31, (unaudited, in thousands)
	2011	2010
Cash flow data:
Operating cash flows	$511	$475
Investing cash flows	(25)	(87)
Financing cash flows	(918)	(934)

Net decrease in cash and cash equivalents	$(432)	$(546)

The decrease in cash used for investing activities is due to $0.05 million paid to acquire the SPARX funds in the prior period.

The decrease in cash used for financing activities is due to larger monthly principal payments on the loan in the prior comparable period.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by the Company’s assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of March 31, 2011. As of March 31, 2011, we have $2.9 million currently outstanding under our bank loan.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended March 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
On the vesting dates of January 2011(1)	221	$3.50	0	908,807
On the vesting dates of February 2011	0	$0.00	0	908,807
On the vesting dates of March 2011	0	$0.00	0	908,807
Total (2)	221	$3.50	0	908,807

(1)	The shares repurchased on January 22, 2011 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on January 22, 2007, and were not purchased pursuant to the stock buyback program described below. Withholding requirements are at statutory rates.
(2)	The total shares repurchased were purchased at a weighted average price of $3.50 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum on 1,000,000 shares. The program has no expiration date.

Item 5.	Other Information

(a)	The annual meeting of shareholders was conducted on Tuesday, January 18, 2011.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2012. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld	Broker Nonvotes
Neil J. Hennessy	2,986,143	360,829	1,734,752
Teresa M. Nilsen	2,985,543	361,429	1,734,752
Daniel B. Steadman	2,985,543	361,429	1,734,752
Charles W. Bennett	2,985,643	361,329	1,734,752
Henry Hansel	2,985,643	361,329	1,734,752
Brian A. Hennessy	2,985,543	361,429	1,734,752
Rodger Offenbach	2,985,643	361,329	1,734,752
Daniel G. Libarle	2,985,643	361,329	1,734,752
Thomas L. Seavey	2,985,643	361,329	1,734,752

(c)	Marcum LLP was ratified as the independent registered public accounting firm for the Company for 2011. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections as follows:

Voted	Shares
For	4,719,706
Against	361,681
Abstained	337
Broker Nonvotes	0
Total	5,081,724

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 6, 2011	By:	/s/ TERESA M. NILSEN
Teresa M. Nilsen, Executive Vice
President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a - 14a Certification of the Chief Executive Officer

31.2	Rule 13a - 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase