Form 10-Q
period 2011-06-30
HENNESSY ADVISORS INC
filed 2011-08-04
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 15, 2011 there were 5,741,451 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

INDEX

		Page Number
PART I.	Financial Information

Item 1.	Unaudited Condensed Financial Statements

	Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	3

	Statements of Operations for the three and nine months ended June 30, 2011 and 2010 (unaudited)	4

	Statement of Changes in Stockholders’ Equity for the nine months ended June 30, 2011 (unaudited)	5

	Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	30

PART II.	Other Information

Item 6.	Exhibits	30

Signatures		31

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,178	$8,054
Investments in marketable securities, at fair value	6	5
Investment fee income receivable	614	619
Prepaid expenses	105	186
Deferred income tax asset	102	118
Other current assets	18	22

Total current assets	9,023	9,004

Property and equipment, net of accumulated depreciation of $373 and $383, respectively	149	180
Management contracts	22,284	22,284
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	447	364
Other assets, net of accumulated amortization of $106 and $101, respectively	63	67

Total assets	$31,966	$31,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$726	$1,005
Income taxes payable	—	18
Current portion of deferred rent	37	50
Bank loan	625	573

Total current liabilities	1,388	1,646

Long-term debt	2,083	2,552
Long-term portion of deferred rent	—	24
Deferred income tax liability	3,683	3,177

Total liabilities	7,154	7,399

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,741,451 shares issued and outstanding at June 30, 2011 and 5,709,839 at September 30, 2010	9,536	9,456
Accumulated other comprehensive loss	(65)	(148)
Retained earnings	15,341	15,192

Total stockholders’ equity	24,812	24,500

Total liabilities and stockholders’ equity	$31,966	$31,899

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010
Revenue
Investment advisory fees	$1,709	$1,755	$5,200	$5,233
Shareholder service fees	214	204	646	615
Other	—	5	5	15

Total revenue	1,923	1,964	5,851	5,863

Operating expenses
Compensation and benefits	574	710	1,731	2,085
General and administrative	393	393	1,385	1,411
Mutual fund distribution	163	161	497	505
Sub-advisor fees	152	178	487	529
Amortization and depreciation	24	33	78	93

Total operating expenses	1,306	1,475	4,178	4,623

Operating income	617	489	1,673	1,240

Interest expense	15	8	49	27
Other expense (income), net	—	—	(1)	5

Income before income tax expense	602	481	1,625	1,208

Income tax expense	250	206	675	519

Net income	$352	$275	$950	$689

Earnings per share:
Basic	$0.06	$0.05	$0.17	$0.12

Diluted	$0.06	$0.05	$0.17	$0.12

Weighted average shares outstanding:
Basic	5,688,901	5,708,043	5,726,633	5,706,021

Diluted	5,700,878	5,722,016	5,737,943	5,718,728

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2011

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2010	5,709,839	$9,456	$15,192	$(148)	$24,500
Net Income	—	—	950	—	950
Dividends paid	—	—	(801)	—	(801)
Unrealized gain on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	83	83
Employee and director restricted stock vested	33,588	(5)	—	—	(5)
Repurchase of vested employee restricted stock for tax withholding	(1,976)	—	—	—	—
Deferred restricted stock unit compensation	—	139	—	—	139
Tax effect of RSU vesting	—	(54)	—	—	(54)

Balance at June 30, 2011	5,741,451	$9,536	$15,341	$(65)	$24,812

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$950	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78	93
Deferred income taxes	522	554
Tax effect from restricted stock unit vesting	(54)	(160)
Restricted stock units vested	(5)	(22)
Deferred restricted stock unit compensation	139	319
Unrealized gain on marketable securities	(1)	—

(Increase) decrease in operating assets:
Investment fee income receivable	5	(48)
Prepaid expenses	81	580
Other current assets	4	(7)
Other assets	(1)	17
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(279)	(668)
Income taxes	(18)	42
Current portion of deferred rent	(13)	27
Long-term portion of deferred rent	(24)	33

Net cash provided by operating activities	1,384	1,449

Cash flows used in investing activities:
Purchases of property and equipment	(42)	(49)
Payments related to acquisition of management contracts	—	(59)

Net cash used in investing activities	(42)	(108)

Cash flows used in financing activities:
Principal payments on bank loan	(417)	(619)
Dividend payment	(801)	(522)

Net cash used in financing activities	(1,218)	(1,141)

Net increase in cash and cash equivalents	124	200

Cash and cash equivalents at the beginning of the period	8,054	5,747

Cash and cash equivalents at the end of the period	$8,178	$5,947

Supplemental disclosures of cash flow information:
Unrealized gain (loss) on investment	$83	$(27)

Cash paid for:
Income taxes	$230	$29

Interest	$48	$96

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2011, the operating results for the three and nine months ended June 30, 2011 and June 30, 2010, and the cash flows for the nine months ended June 30, 2011 and June 30, 2010. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment advisory and shareholder services to ten open-end mutual funds (collectively the “Hennessy Funds”), seven of which also have institutional share classes; and investment advisory services to one non-registered private pooled investment fund, the Hennessy Micro Cap Growth Fund, LLC. The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, and the Hennessy Micro Cap Growth Fund, LLC.

(2) Management Contracts

As of June 30, 2011, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

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

The Company waives its investment advisory fees to comply with contractual expense ratio limitations for the Hennessy Funds’ institutional class shares. The fee waivers are calculated daily by our fund accountants and are expensed monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from our fund accountants in the subsequent month.

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

As of June 30, 2011, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 24.4% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, and is included on the balance sheet at fair market value. The fair market value of the investment at June 30, 2011 was $0.4 million.

The accounting method the Company uses for its equity investments is generally dependent upon the influence the Company has over the investee. If there are investments where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest (the Company’s ownership in the Micro Cap Fund is approximately 24.4%), the investee will be consolidated into the Company’s financial statements. Further, as managing member of an investee, the Company is generally presumed to control the investee (and should consolidate the investee into the Company’s financial statements) unless this presumption is overcome because members of the investee other than the Company and its affiliates have the substantive ability to dissolve the investee or otherwise remove the Company as the managing member without cause. After considering the above with respect to the investment in the Micro Cap Fund and the Financial Accounting Standards Board’s (FASB) guidance on investment in equity and variable interests, the Company determined that the Micro Cap Fund should not be consolidated because the Company’s investment is less than 50% of the total investment, the Company can be removed from its position as Managing Member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” and the Company does not have a controlling financial interest in the Micro Cap Fund as the Company has no obligation to absorb gains or losses.

(4) Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance as of June 30, 2011.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $31,250. These costs are included in other assets and the unamortized balance of $31,250 (as of the loan amendment date of September 27, 2010) is being amortized on a straight-line basis over 60 months.

(5) Investment Advisory and Shareholder Service Fee Revenue

Investment advisory and shareholder services, which are the Company’s primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Growth Fund, Series II, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Cornerstone Value Fund; at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund; at an annual rate of 1.00% of the Hennessy Select SPARX Japan Fund; and at an annual rate of 1.20% of the Hennessy Select SPARX Japan Smaller Companies Fund. The annual advisory fee for the Hennessy Balanced Fund and the Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Micro Cap Fund is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Company.

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

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the nine months ended June 30, 2011 and 2010.

(6) Income Taxes

The following is our tax position at June 30, 2011 and 2010:

The provision for income taxes comprised of the following for the nine months ended June 30, 2011 and 2010:

	6/30/2011	6/30/2010

Current
Federal	$165,000	$124,100
State	42,500	800

	207,500	124,900

Deferred
Federal	410,900	330,900
State	56,200	63,100

	467,100	394,000

Total	$674,600	$518,900

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2011 and 2010 are presented below:

	6/30/2011	6/30/2010

Current deferred tax assets:
Accrued compensation	$45,900	$64,400
Deferred rent	14,400	34,000
State taxes	14,500	300
Net operating loss	—	44,500
Other	27,500	11,100

Total deferred tax assets	102,300	154,300

Noncurrent deferred tax liabilities:
Net operating loss	42,000	—
Property and equipment	(7,900)	(5,300)
Management contracts	(3,717,200)	(3,069,100)

Total deferred tax liabilities	(3,683,100)	(3,074,400)

Net deferred tax liabilities	$(3,580,800)	$(2,920,100)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2006 through 2009 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2003 through 2009 tax years remain open in California.

The Company’s effective tax rates for the nine months ended June 30, 2011 and 2010, were 41.5% and 43.0%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(7) Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 653,175 common stock equivalents, consisting of unexercised options and unvested restricted stock units (RSUs), excluded from the per share calculation for the nine months ended June 30, 2011 because they were anti-dilutive. There were 697,388 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculation for the nine months ended June 30, 2010 because they were anti-dilutive.

A cash dividend of $0.09 per share was paid on November 18, 2010 to shareholders of record as of October 27, 2010. Additionally, quarterly cash dividends of $0.025 per share, respectively, were paid on March 4, 2011 to shareholders of record as of February 9, 2011 and on June 9, 2011 to shareholders of record as of May 19, 2011.

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

As the exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the nine months ended June 30, 2011 and 2010.

Under the Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the nine months ended June 30, 2011 and 2010. RSU activity for the nine months ended June 30, 2011 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2011
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2010	43,528	$7.65
Granted	—	—
Vested (1)	(18,860)	$7.36
Forfeited	(3,350)	$4.80

Non-vested Balance at June 30, 2011	21,318	$4.93

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 31,612 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the nine months ended June 30, 2011.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2011
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,181
Compensation Expense recognized as of June 30, 2011	(2,065)

Unrecognized compensation expense related to RSU’s at June 30, 2011	$116

As of June 30, 2011, there was $0.1 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 1.2 years.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. On April 1, 2010, the Company signed an amended lease agreement for the Novato office space extending the term through June 30, 2012 with an option for an additional three years thereafter.

The Company’s primary portfolio trading operation was located in leased office space under a non-cancelable lease at One Landmark Square, Suite 424, in Stamford, Connecticut. In January, 2011, all trading operations were consolidated to the Company’s headquarters in Novato, California, but the lease is non-cancelable and will continue to be paid until August, 2011.

As of June 30, 2011, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(10) Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchies as of June 30, 2011:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$7,770	$—	$—	$7,770
Mutual fund investments	6	—	—	6
Investment in domestic equities	—	447	—	447

Total	$7,776	$447	$—	$8,223

Amounts included in:
Cash and cash equivalents	$7,770	$—	$—	$7,770
Investments in marketable securities	6	—	—	6
Investment in the Hennessy Micro Cap Fund	—	447	—	447

Total	$7,776	$447	$—	$8,223

(11) New Accounting Pronouncements

In June, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-17, “Consolidation of Variable Interest Entities” (ASC 810-10). The update requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The update is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009 (the Company’s fiscal year 2011). The adoption of this update has had no effect on our financial statements or results of operations.

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements” (ASC 820-10). This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012). We do not anticipate that the adoption of the new guidance will have any effect on our financial statements or results of operations.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2011 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2010 as filed with the SEC on December 3, 2010.

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

	Nine Months Ended June 30,
	2011	2010

Net income attributable to stockholders	$950	$689
Other comprehensive gain (loss)
Unrealized gain (loss) on investment	83	(27)

Total other comprehensive gain (loss)	83	(27)

Total comprehensive income	$1,033	$662

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

Overview

We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $904.3 million and $920.9 million for the nine months ended June 30, 2011 and 2010, respectively.

Total assets under management were $882.6 million as of June 30, 2011. Our total assets under management have increased since June 30, 2010, due to market appreciation and inflows, partly offset by redemptions. The following table illustrates the changes in assets under management from June 30, 2010 through June 30, 2011:

	Assets Under Management At Each Quarter End, June 30, 2010 through June 30, 2011
	6/30/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011
	(In Thousands)
Beginning assets under management	$960,816	$812,595	$892,465	$885,354	$915,830
Organic inflows	16,185	41,125	23,894	80,559	19,221
Redemptions	(74,029)	(47,706)	(100,443)	(109,999)	(53,860)
Market appreciation (depreciation)	(90,377)	86,451	69,438	59,916	1,406

Ending assets under management	$812,595	$892,465	$885,354	$915,830	$882,597

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of June 30, 2011, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of management agreements. As of June 30, 2011, this liability had a balance of $2.7 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,709	88.9%	$1,755	89.4%
Shareholder service fees	214	11.1	204	10.4
Other	—	—	5	0.2

Total revenue	1,923	100.0	1,964	100.0

Operating expenses:
Compensation and benefits	574	29.8	710	36.2
General and administrative	393	20.4	393	20.0
Mutual fund distribution	163	8.5	161	8.2
Sub-advisor fees	152	7.9	178	9.1
Amortization and depreciation	24	1.3	33	1.6

Total operating expenses	1,306	67.9	1,475	75.1

Operating income	617	32.1	489	24.9

Interest expense	15	0.8	8	0.4
Other income	—	—	—	—

Income before income tax expense	602	31.3	481	24.5

Income tax expense	250	13.0	206	10.5

Net income	$352	18.3%	$275	14.0%

Revenues: Total revenue decreased 2.1% to $1.9 million in the three months ended June 30, 2011, due to decreased average assets under management. Investment advisory fees decreased 2.6% to $1.7 million in the three months ended June 30, 2011, and shareholder service fees increased 4.9% to $0.2 million in the three months ended June 30, 2011. The decrease in investment advisory fees is due to decreases in the average daily net assets of our mutual funds. The increase in shareholder service fees is due to the implementation of a shareholder service fee on the original class shares of the Hennessy SPARX Japan Fund and the Hennessy SPARX Japan Smaller Companies Fund as of June 1, 2010.

Average daily net assets in our mutual funds for the three months ended June 30, 2011 decreased by $13.1 million, or 1.4%, to $893.5 million from $906.6 million in the prior comparable period. The decrease in average daily net assets is attributable to net outflows, partly offset by market appreciation in some of the Hennessy Funds. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($50.2 million) and the Hennessy SPARX Japan Fund ($36.6 million). The decrease is partly offset by market appreciation, particularly in the Hennessy Focus 30 Fund ($56.3 million) and the Hennessy Cornerstone Growth Fund ($55.8 million).

About 22.8% of the total average daily net assets ($203.6 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds increased by $70.0 million, or 8.6%, as of June 30, 2011, from $812.6 million as of the end of the prior comparable period. The $70.0 million increase in net mutual funds assets is attributable to market appreciation of $217.2 million, partly offset by net outflows of $147.2 million. Redemptions as a percentage of assets under management decreased from an average of 2.6% per month to 2.0% per month during the same period due to decreased net outflows.

The net outflows are due to investors remaining apprehensive of the equity markets. Despite investor fear, there has been market appreciation since the prior period, which has offset the net outflows.

The market appreciation was due, among other factors, to the following:

•

During the most recent economic downturn, many public companies reduced their expenses, such as their number of employees, creating ‘leaner,’ more profitable companies. The increased corporate profits have created an upturn in the stock market.

•	Even though the markets remain volatile, some investors are gradually returning to the equity markets.

•	The U.S. economy continues to show signs of strengthening, which has encouraged appreciation in the stock market.

Redemptions from the funds were due, among other factors, to the following:

•	The economic environment is improving, but many investors are still drawing down liquid investments, such as investments in mutual funds, to pay for daily living expenses.

•	The equity markets are still quite volatile, and the fear created by that volatility continues to send many mutual fund investors from equity mutual funds to other types of investment products.

•

While all ten funds had positive performance for the calendar year-to-date ended June 30, 2011, only six out of the ten funds outperformed their relative benchmarks, and shareholders are performance sensitive. Current shareholders may feel uneasy and may be liquidating their equity investments while prospective investors are either investing their money in fixed income or other types of investment vehicles or remaining on the sidelines.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations for all classes of shares, but now only has contractual expense ratio limitations for institutional class shares. The Company does not normally waive fees (other than for institutional class shares), nor does it anticipate waiving fees, on a voluntary basis. The increase is due to the recoupment of expenses previously waived for the Hennessy Cornerstone Large Growth Fund. The contractual waiver on the Hennessy Cornerstone Large Growth Fund expired on March 31, 2010.

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the three months ended June 30, 2011 and 2010.

Operating Expenses: Total operating expenses decreased 11.5% to $1.3 million in the three months ended June 30, 2011, from $1.5 million in the prior comparable period. The decrease is mainly due to decreased compensation and benefit expense and decreased sub-advisor fee expense. As a percentage of total revenue, total operating expenses decreased by 7.2% to 67.9% in the three months ended June 30, 2011, as compared to 75.1% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 19.2% to $0.6 million in the three months ended June 30, 2011, from $0.7 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010, a retirement in June, 2010 and the consolidation of a position in January, 2011. As a percentage of total revenue, compensation and benefits decreased by 6.4% to 29.8% for the three months ended June 30, 2011, compared to 36.2% in the prior comparable period.

General and Administrative Expenses: General and administrative expense remained constant at $0.4 million in the three months ended June 30, 2011 as compared to the prior comparable period. As a percentage of total revenue, general and administrative expense increased by 0.4% to 20.4% in the three months ended June 30, 2011, from 20.0% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 1.2% to $0.163 million in the three months ended June 30, 2011, from $0.161 million in the prior comparable period. As a percentage of total revenue, distribution expense increased by 0.3% to 8.5% for the three months ended June 30, 2011, compared to 8.2% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the three months ended June 30, 2011, the value of the mutual funds held on Fidelity (the platform to which we pay about one-third of our total mutual fund distribution fees) increased by about 30% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 14.6% to $0.15 million in the three months ended June 30, 2011, from $0.18 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense decreased by 1.2% to 7.9% for the three months ended June 30, 2011, compared to 9.1% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation decreased 27.3% to $0.02 million in the three months ended June 30, 2011, from $0.03 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.3% to 1.3% for the three months ended June 30, 2011, compared to 1.6% in the prior comparable period.

Interest Expense: Interest expense increased by 87.5% from the prior comparable period due to an amendment to the loan providing an additional $2.0 million of principal on September 27, 2010. Monthly principal payments of $0.05 million began in November, 2010. As a percentage of total revenue, interest expense increased by 0.4% to 0.8% for the three months ended June 30, 2011, compared to 0.4% in the prior comparable period.

Income Taxes: The provision for income taxes increased 21.4% to $0.25 million in the three months ended June 30, 2011, from $0.21 million in the prior comparable period. The change is due to increased income before tax in the current period.

Net Income: Net income increased by 28.0% to a net income of $0.35 million in the three months ended June 30, 2011, from $0.28 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended June 30,
	2011		2010
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$5,200	88.9%	$5,233	89.3%
Shareholder service fees	646	11.0	615	10.5
Other	5	0.1	15	0.2

Total revenue	5,851	100.0	5,863	100.0

Operating expenses:
Compensation and benefits	1,731	29.6	2,085	35.6
General and administrative	1,385	23.7	1,411	24.1
Mutual fund distribution	497	8.5	505	8.6
Sub-advisor fees	487	8.3	529	9.0
Amortization and depreciation	78	1.3	93	1.6

Total operating expenses	4,178	71.4	4,623	78.9

Operating income	1,673	28.6	1,240	21.1

Interest expense	49	0.9	27	0.5
Other expense (income)	(1)	(0.0)	5	(0.0)

Income before income tax expense	1,625	27.7	1,208	20.6

Income tax expense	675	11.5	519	8.8

Net income	$950	16.2%	$689	11.8%

Revenues: Total revenue decreased 0.2% to $5.9 million in the nine months ended June 30, 2011, due to decreased average assets under management. Investment advisory fees decreased 0.6% to $5.2 million in the nine months ended June 30, 2011 and shareholder service fees increased 5.0% to $0.6 million in the nine months ended June 30, 2011. The decrease in investment advisory fees is due to a decrease in the average daily net assets of our mutual funds. The increase in shareholder service fees is due to the implementation of a shareholder service fee on the original class shares of the Hennessy SPARX Japan Fund and the Hennessy SPARX Japan Smaller Companies Fund as of June 1, 2010.

Average daily net assets in our mutual funds for the nine months ended June 30, 2011 decreased by $16.6 million, or 1.8%, to $904.3 million from $920.9 million in the prior comparable period. The decrease in average daily net assets is attributable to net outflows. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($50.2 million) and the Hennessy SPARX Japan Fund ($36.6 million). The decrease is partly offset by market appreciation, particularly in the Hennessy Focus 30 Fund ($56.3 million) and the Hennessy Cornerstone Growth Fund ($55.8 million).

About 22.9% of the total average daily net assets ($206.9 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds increased by $70.0 million, or 8.6%, as of June 30, 2011, from $812.6 million as of the end of the prior comparable period. The $70.0 million increase in net mutual funds assets is attributable to market appreciation of $217.2 million, partly offset by net outflows of $147.2 million. Redemptions as a percentage of assets under management increased from an average of 2.6% per month to 3.2% per month during the same period due to increased net outflows.

The net outflows are due to investors remaining apprehensive of the equity markets. Despite investor fear, there has been market appreciation since the prior period, which has offset the net outflows.

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

•

While all ten funds had positive performance for the calendar year-to-date ended June 30, 2011, only six out of the ten funds outperformed their relative benchmarks, and shareholders are performance sensitive. Current shareholders may feel uneasy and may be liquidating their equity investments while prospective investors are either investing their money in fixed income or other types of investment vehicles or remaining on the sidelines.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations for all classes of shares, but now only has contractual expense ratio limitations for institutional class shares. The Company does not normally waive fees (other than for institutional class shares), nor does it anticipate waiving fees, on a voluntary basis. The Company waived fees of $481 for the nine months ended

June 30, 2011, a decrease of $95,000, or 99.5%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010) and for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010).

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the nine months ended June 30, 2011 and 2010.

Operating Expenses: Total operating expenses decreased 9.6% to $4.2 million in the nine months ended June 30, 2011, from $4.6 million in the prior comparable period. The decrease is due to decreased expenses in all categories. As a percentage of total revenue, total operating expenses decreased by 7.5% to 71.4% in the nine months ended June 30, 2011, as compared to 78.9% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 17.0% to $1.7 million in the nine months ended June 30, 2011, from $2.1 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010, a retirement in June, 2010 and the consolidation of a position in January, 2011. As a percentage of total revenue, compensation and benefits decreased by 6.0% to 29.6% for the nine months ended June 30, 2011, compared to 35.6% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 1.8% to $1.39 million in the nine months ended June 30, 2011, from $1.41 million in the prior comparable period, primarily due to decreased office rent expense due to a renegotiation of the Novato office lease in April, 2010. As a percentage of total revenue, general and administrative expense decreased by 0.4% to 23.7% in the nine months ended June 30, 2011, from 24.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 1.6% to $0.49 million in the nine months ended June 30, 2011, from $0.51 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.1% to 8.5% for the nine months ended June 30, 2011, compared to 8.6% in the prior comparable period.

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

The decreased costs in the current period are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the nine months ended June 30, 2011, the value of the mutual funds held on Charles Schwab (the platform to which we pay over half of our total mutual fund distribution fees) decreased by more than 12% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 7.9% to $0.49 million in the nine months ended June 30, 2011, from $0.53 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense decreased by 0.7% to 8.3% for the nine months ended June 30, 2011, compared to 9.0% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 16.1% to $0.08 million in the nine months ended June 30, 2011, from $0.09 million in the prior comparable period. As a percentage of total revenue, Amortization and depreciation expense decreased by 0.3% to 1.3% for the nine months ended June 30, 2011, compared to 1.6% in the prior comparable period.

Interest Expense: Interest expense increased by 81.5% from the prior comparable period due to an amendment to the loan providing an additional $2.0 million on September 27, 2010. Monthly principal payments of $0.05 million began in November, 2010. As a percentage of total revenue, interest expense increased by 0.4% to 0.9% for the nine months ended June 30, 2011, compared to 0.5% in the prior comparable period.

Other Income: Other income decreased by 120% from an expense of $0.005 million in the prior comparable. As a percentage of total revenue, other income remained the same at 0% for the nine months ended June 30, 2011 as compared to the prior comparable period.

Income Taxes: The provision for income taxes increased 30.1% to $0.7 million in the nine months ended June 30, 2011, from $0.5 million in the prior comparable period. The change is due to increased income before tax in the current period.

Net Income: Net income increased by 37.9% to a net income of $1.0 million in the nine months ended June 30, 2011, from $0.7 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In June, 2009, the FASB issued Accounting Standards Update No. 2009-17, “Consolidation of Variable Interest Entities” (ASC 810-10). The update requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. It also eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The update is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2009 (the Company’s fiscal year 2011). The adoption of this update has had no effect on our financial statements or results of operations.

In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements” (ASC 820-10). This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012). We do not anticipate that the adoption of the new guidance will have any effect on our financial statements or results of operations.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2010. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of June 30, 2011, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of June 30, 2011.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of June 30, 2011 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2011 were $882.6 million, which was an increase of $70.0 million, or 8.6%, from September 30, 2010. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.4 million as of June 30, 2011. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2011, we had cash and cash equivalents of $8.2 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2011 and 2010:

	For the Nine Months Ended June 30, (unaudited, in thousands)
	2011	2010
Cash flow data:
Operating cash flows	$1,384	$1,449
Investing cash flows	(42)	(108)
Financing cash flows	(1,218)	(1,141)

Net increase in cash and cash equivalents	$124	$200

The decrease in cash provided by operating activities is due to a $0.46 million federal tax refund in the prior period due to the net operating loss in fiscal year 2009.

The increase in cash used for financing activities is due to more dividends paid to shareholders in the current period.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by the Company’s assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of June 30, 2011. As of June 30, 2011, we have $2.7 million currently outstanding under our bank loan.

Item 4.     Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101*	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.
Date: August 4, 2011	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101*	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.