Form 10-K
period 2011-09-30
HENNESSY ADVISORS INC
filed 2011-12-09
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $3.17 on March 31, 2011, was $10,912,367.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 25, 2011 there were 5,741,451 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2011

Table of Contents:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Overview

We are a publicly traded investment management firm. Our principal business activity is managing, servicing and marketing our nine open-end mutual funds. All of our mutual funds are no-load, meaning investors do not pay any upfront or deferred sales charges. We have two series of mutual funds. Our “Cornerstone Series” of mutual funds use quantitative stock selection strategies to manage their portfolios. It includes: the Hennessy Cornerstone Growth Fund (the Hennessy Cornerstone Growth Fund, Series II was recently merged into the Hennessy Cornerstone Growth Fund), the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund and the Hennessy Balanced Fund (the “Hennessy Cornerstone Series of Funds”). Our “Select Series” of mutual funds are actively managed and each employs a seasoned sub-advisor. It currently includes: the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (the “Hennessy Select Series of Funds”). In total, the net assets of the mutual funds we manage have increased by 255% from $211 million on September 30, 2001 to $749 million as of September 30, 2011. Collectively, we refer to the Hennessy Cornerstone Series of Funds and the Hennessy Select Series of Funds as the “Hennessy Funds.”

Each of the Hennessy Funds pays fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs (including the evaluation, sale and reinvestment of assets), the placement of orders for the purchase and sale of securities, solicitation of brokers to execute transactions, sub-advisor oversight and the preparation and distribution of reports and statistical information. The original class shares of our mutual funds also pay fees to us for shareholder services. Shareholder services consist primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

Company History

We were founded in 1989 as a California corporation under the name Edward J. Hennessy Incorporated. We initially registered with the appropriate federal, state and self-regulatory organizations as a broker-dealer with a retail business. In addition, we were a member of the National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority), serving mainly individual investors, but we terminated this registration in July 2000 and are no longer engaged in the broker-dealer business. In 1990, we registered as an investment advisor. From 1990 to 1996, we provided management services to private clients and limited partnerships utilizing strategies similar to those we use in advising our mutual funds today. In 1996, we launched our first mutual fund, the Hennessy Balanced Fund. We initially managed the Hennessy Balanced Fund through The Hennessy Management Co., L.P., a California limited partnership for which we served as the general partner. As general partner, we performed all of the management functions on behalf of The Hennessy Management Co., L.P. for the Hennessy Balanced Fund.

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

In July 2005, we acquired the management agreement for The Henlopen Fund and changed the name to the Hennessy Cornerstone Growth Fund, Series II. At the time of this acquisition, The Henlopen Fund had approximately $299 million in net assets. Effective as of October 28, 2011, the assets under management of the Hennessy Cornerstone Growth Fund, Series II were combined into the Hennessy Cornerstone Growth Fund. The Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Growth Fund, Series II had identical investment objectives and investment strategies. The only material difference in these funds was that the stocks were purchased, and the portfolio was rebalanced, at different times of the year.

In November 2007, we opened the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund. Hennessy Advisors, Inc. is the managing member and invested approximately $0.5 million in the Micro Cap Growth Fund at inception.

In March 2008, we established an institutional share class for three of our current mutual funds: the Hennessy Cornerstone Growth Fund, the Hennessy Focus 30 Fund and the Hennessy Cornerstone Value Fund. The institutional shares require a minimum investment of $0.25 million per fund, and net expenses do not exceed 0.98% of the average daily net assets of the Funds.

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

In September 2009, we acquired the management agreements for two funds managed by SPARX Investment & Research, USA, Inc., and sub-advised by SPARX Asset Management Co., Ltd.: the SPARX Japan Fund and the SPARX Japan Smaller Companies Fund (which we refer to as the SPARX Funds) as additions to our Hennessy Select Series of Funds. Once the acquisition was approved, we changed the names to the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund, respectively. However, we retained SPARX Asset Management Co., Ltd. as sub-advisor to continue to handle the day to day portfolio management of the SPARX Funds and the investment objectives and strategies remain the same. The Hennessy Select SPARX Japan Fund also offers institutional class shares.

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust. Our management agreement with (1) The Hennessy Funds, Inc. covers the Hennessy Total Return Fund and the Hennessy Balanced Fund; (2) Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund; (3) Hennessy Funds Trust covers the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund; and (4) Hennessy SPARX Funds Trust covers the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors/trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust consist of the same four individuals, including our chairman of the board and chief executive officer, Neil J. Hennessy, and three directors/trustees who are not interested persons of the funds (“disinterested directors/trustees”). Under the Investment Company Act of 1940, a majority of the disinterested directors/trustees must approve the entry into and continuation of our management agreements. The disinterested directors also have sole responsibility for selecting and nominating other disinterested directors/trustees.

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

After an initial two year term, our management agreements must be renewed annually by (1) the board of directors/trustees of the applicable investment company or by the vote of a majority of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors/trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors/trustees. Two other circumstances might lead to termination of the management agreements: the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block), and the termination of the agreement, upon 60 days’ written notice by our firm or by one of the funds’ investment companies. The current management agreements were renewed by the Board of Directors of The Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of the Hennessy Funds Trust and the Hennessy SPARX Funds Trust on March 2, 2011 for a period of one year.

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

For the Hennessy Micro Cap Growth Fund, LLC, the annual advisory fee is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member. Additionally, an “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period).

Shareholder Services

In addition to our management agreements, we also have shareholder servicing agreements covering the original share classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund and the Hennessy Balanced Fund. We have provided shareholder services under a shareholder servicing agreement to the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund since October 2003; to the Hennessy Focus 30 Fund since June 30, 2005; to the Hennessy Total Return Fund and the Hennessy Balanced Fund since July 1, 2007; to the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund since March 23, 2009; and to the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund since June 1, 2010. Under these agreements, we provide administrative support services to these funds, including, among other things, the following:

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

The sub-advisory agreement for the Hennessy Select Large Value Fund was approved by the Board of Trustees of Hennessy Funds Trust on March 2, 2011, and the sub-advisory agreement for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on March 2, 2011. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each sub-advisory agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds Trust or Hennessy SPARX Funds Trust (either by the Board of Trustees or by vote of a majority of the outstanding voting securities of a Fund), respectively, or by Hennessy Advisors, upon 60 days’ prior written notice.

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

Business Strategy

From 1996, when we started our first mutual fund, until September 30, 2011, we have grown our assets under management to $749 million, with fluctuations during that time. The overall conditions of the United States economy as a whole, and the stock market specifically, have once again created significant volatility in the equity markets, causing redemptions. During our fiscal year, several of our mutual funds had positive performance, and yet we still experienced outflows. However, we were able to increase our profitability even while our assets under management decreased, by implementing the following key strategies:

•	Utilizing our branding and marketing campaign to attract assets.

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

We will continue our successful campaign to make Hennessy a name readily recognizable by investors through frequent print media, radio and television appearances. We use our media appearances to convey to investors that we manage our Hennessy Cornerstone Series of Funds with the discipline and consistency of an index fund by never straying from our strategies. We believe that a straightforward, quantitative approach is easily understood by investors and makes them more likely to recommend us to others by word of mouth. As our brand recognition broadens, we believe that our investment philosophy will generate organic growth through new investments in our mutual funds. We will also team up with our sub-advisors for media coverage in order to promote our Hennessy Select Series of Funds when co-branding opportunities arise.

•	Expanding our distribution network to additional mutual fund supermarkets.

One of the ways that investors can purchase shares of our mutual funds is through mutual fund supermarkets, principally Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $749 million of assets under management in our mutual funds as of September 30, 2011, approximately 48% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

•	Increasing our current base of investment professionals who utilize no-load mutual funds for their clients.

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

•	Securing participation in the platforms of national full-service firms that permit their investment professionals to utilize no-load funds for their clients.

We will strive to continue developing relationships with national full-service firms that permit their investment professionals to offer no-load funds to their clients as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

•	Pursuing strategic acquisitions.

We selectively consider strategic acquisitions of management agreements of additional mutual funds. Through our acquisition strategy, we have added over $1.06 billion of net assets to our family of mutual funds over a period of approximately ten years. We believe there are a number of attractive acquisition opportunities from mutual fund managers who are reaching retirement age or whose investment strategy does not lend itself to the economies of scale inherent in our strictly quantitative approach. We have been able to offer lower overall expense ratios to the shareholders of acquired funds. We have also been able to improve performance in some instances. The addition of our Hennessy Select Series of Funds has expanded the pool of possible acquisition candidates to now include actively managed funds wishing to retain their manager in a “sub-advisory” role.

•	Delivering strong, high quality financial results.

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

We have developed a comprehensive and far reaching public relations program to target audiences we would otherwise be unable to address. Our public relations outreach program has consistently resulted in the Hennessy Funds being mentioned in national print and broadcast media an average of once every two to three days in such vehicles as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily. To facilitate our presence in the media, we installed LiveStudio, an in-house studio providing a direct link to media broadcasts. Along with our primary spokesperson, Neil J. Hennessy, our CIO and Portfolio Manager, we also utilize Brian Peery, our Co-Portfolio Manager, in a spokesperson role. Mr. Peery has enabled us to further expand our public relations program.

We also send information mailings, fund performance updates, news articles pertaining to the funds and commentaries from Neil J. Hennessy to clients and prospective clients, and we exhibit at select investment advisor trade shows throughout the year. Additionally, we attend strategic industry-related conferences, and Mr. Hennessy participates as a moderator or guest speaker on industry-related panels whenever the opportunity arises.

Acquisition Strategy and Market Opportunity

We believe that we are well positioned to experience organic growth, and possibly growth by acquisition, in the future. Our scalable business model allows us to increase our profit margins when assets under management grow, since we do not necessarily need to add personnel proportional to the additional assets under management.

Together with organic growth, our growth strategy revolves around the acquisition of management agreements. We believe the regulatory burden imposed upon the mutual fund industry along with sustained volatility in the financial markets has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an acquisition. We believe that we are well prepared to benefit from these attractive acquisition trends and from the increasing supply of potential targets.

Investment Strategy

Hennessy Cornerstone Series of Funds:

Each of the Hennessy Cornerstone Series of Funds employs a consistent and repeatable investment process, combining time-tested, purely quantitative stock selection formulas with a highly disciplined, team-managed approach. Our stock selection formulas have been tested over historical periods for hypothetical performance results, and we adhere to our proven formulas in all types of market conditions. A brief description of each of the Cornerstone Fund’s objectives and investment formulas follows:

•

Hennessy Cornerstone Growth Fund (original class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital. While it has historically selected small cap companies, the formula may select mid and large cap companies. This fund screens a universe of stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 stocks with the highest one-year price appreciation.

•

Hennessy Focus 30 Fund (original class symbol HFTFX and institutional class symbol HIFTX). The Hennessy Focus 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies. This fund screens a universe of stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (ADRs), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation, or positive relative strength, over the three- and six-month periods. The fund then invests in the 30 stocks with the highest one-year price appreciation.

•

Hennessy Cornerstone Large Growth Fund (original class symbol HFLGX and institutional class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies by utilizing a highly disciplined, purely quantitative formula. This fund screens a universe of stocks, excluding ADRs, with a market capitalization that exceeds the average of the database, a price-to-cash flow ratio less than the median of the database (this value criterion helps to uncover relative bargains among large companies), and positive total capital. The fund then invests in the 50 stocks with the highest one-year return on total capital.

•

Hennessy Cornerstone Value Fund (original class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies. This fund screens a universe of stocks with a market capitalization that exceeds the average of the database, shares outstanding that exceeds the average of the database, cash flow that exceeds the average of the database, and 12-month sales that are at least 50% higher than the average of the database. The fund then invests in the 50 stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

•

Hennessy Total Return Fund (original class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy which allows the Fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

•

Hennessy Balanced Fund (original class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks, in roughly equal dollar amounts, and approximately 50% in U.S. Treasury securities with a maturity of less than one year.

Hennessy Select Series of Funds:

The Hennessy Select Series of Funds, launched with the acquisition of the Hennessy Select Large Value Fund in March 2009, are actively managed and each employs a seasoned sub-advisor. This newer series of funds allows us to expand our product offering and to showcase the talents of what we believe are excellent, yet undiscovered asset managers. We have sought out highly qualified category experts to oversee the day to day portfolio management of each of the Hennessy Select Series of Funds. A brief description of the objective and investment strategy of each Select Fund is set forth below:

•

Hennessy Select Large Value Fund (original class symbol HSVFX and institutional class symbol HSVIX). The Hennessy Select Large Value Fund seeks long-term growth of capital and current income by investing at least 80% of its net assets in larger capitalization companies that are out of favor and undervalued. Specifically, the fund invests in stocks which its portfolio managers consider to be undervalued, based on earnings, dividends and/or assets, or on other widely recognized stock value measurements, and to have sound businesses with good future potential based on their fundamental characteristics.

•

Hennessy Select SPARX Japan Fund (original class symbol SPXJX and institutional class symbol SPARX). The Hennessy Select SPARX Japan Fund seeks long-term capital appreciation by investing at least 80% of its net assets in equity securities of Japanese companies. The Fund invests in companies regardless of market capitalization. The fund typically invests in stocks which its portfolio managers believe to be good businesses with exceptional management and which are trading at an attractive price. While the fund is considered a “diversified” fund, it may employ a relatively focused investment strategy and may hold securities of fewer issuers than other diversified funds.

•

Hennessy Select SPARX Japan Smaller Companies Fund (original class symbol SPJSX). The Hennessy Select SPARX Japan Smaller Companies Fund seeks long-term capital appreciation. The Fund normally invests at least 80% of its net assets in equity securities of smaller Japanese companies, defined as those with market capitalizations in the bottom 15% of all Japanese companies. The fund typically invests in stocks which its portfolio managers believe to be good businesses with exceptional management and which are trading at an attractive price. While the fund is considered a “diversified” fund, it may employ a relatively focused investment strategy and may hold securities of fewer issuers than other diversified funds.

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2011.

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

Hennessy Funds Performance as of September 30, 2011:

	-14.89	-14.89	-14.89	-14.89	-14.89
Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)

Institutional Class Share - HICGX	-14.89%	-9.39%	-10.04%	1.79%	6.13%
Original Class Share - HFCGX	-15.13%	-9.69%	-10.32%	1.52%	5.85%
Russell 2000 Index (2)(3)	-3.53%	-0.37%	-1.02%	6.12%	5.75%
S&P 500 Index(1)(2)	1.14%	1.23%	-1.18%	2.82%	5.08%

Hennessy Focus 30 Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (09/17/03)

Institutional Class Share - HIFTX	2.88%	4.71%	1.67%	N/A	8.28%
Original Class Share - HFTFX	2.44%	4.31%	1.32%	N/A	7.90%
S&P 400 Mid cap Index (2)(6)	-1.28%	4.05%	2.20%	N/A	6.50%
S&P 500 Index (1)(2)	1.14%	1.23%	-1.18%	N/A	3.28%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)

Institutional Class Share - HICVX	2.08%	7.20%	-0.84%	3.95%	5.22%
Original Class Share - HFCVX	1.75%	6.85%	-1.09%	3.65%	4.79%
Russell 1000 Value (2)(4)	-1.89%	-1.52%	-3.53%	3.36%	5.83%
S&P 500 Index (1)(2)	1.14%	1.23%	-1.18%	2.82%	5.08%

Hennessy Cornerstone Large Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (3/20/09)

Institutional Class Share - HILGX	0.61%	N/A	N/A	N/A	23.55%
Original Class Share - HFLGX	0.38%	N/A	N/A	N/A	23.18%
Russell 1000 Index (2)(4)	0.91%	N/A	N/A	N/A	19.52%
S&P 500 Index (1)(2)	1.14%	N/A	N/A	N/A	18.93%

Hennessy Select Large Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (9/30/84)

Institutional Class Share - HSVIX	-2.59%	-2.33%	-3.74%	1.80%	8.90%
Original Class Share - HSVFX	-2.99%	-2.65%	-3.95%	1.69%	8.86%
Russell 1000 Value (2)(4)	-1.89%	-1.52%	-3.53%	3.36%	10.26%
S&P 500 Index (1)(2)	1.14%	1.23%	-1.18%	2.82%	10.00%

Hennessy Select SPARX Japan Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (10/31/03)

Institutional Class Share - SPARX	16.81%	7.59%	-2.84%	N/A	6.20%
Original Class Share - SPXJX	16.26%	7.43%	-2.97%	N/A	6.05%
MSCI Japan Index (2)(7)	0.07%	-0.04%	-4.77%	N/A	2.30%
TOPIX (2)(8)	1.43%	0.70%	-4.64%	N/A	1.97%

	-14.89	-14.89	-14.89	-14.89	-14.89
Hennessy Select SPARX Japan Smaller Companies Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (8/31/07)

Original Class Share - SPJSX	11.91%	9.18%	N/A	N/A	2.58%
MSCI Japan Small Cap Index (2)(9)	12.60%	8.67%	N/A	N/A	-1.58%
TOPIX (2)(8)	1.43%	0.70%	N/A	N/A	-6.18%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (07/29/98)

Original Class Share - HDOGX	5.97%	3.26%	-0.45%	3.14%	2.72%
Dow Jones Industrial Average (2)(5)	3.83%	3.15%	1.37%	4.67%	3.86%
S&P 500 Index (1)(2)	1.14%	1.23%	-1.18%	2.82%	1.84%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (03/08/96)

Original Class Share - HBFBX	4.70%	3.90%	1.02%	2.42%	3.78%
Dow Jones Industrial Average (2)(5)	3.83%	3.15%	1.37%	4.67%	6.85%
S&P 500 Index (1)(2)	1.14%	1.23%	-1.18%	2.82%	5.67%

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of U.S. stocks.
(2)	Reflects no deduction for fees or expenses.
(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.
(4)	The Russell 1000 Value Index is a recognized large-cap index of U.S. stocks.
(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.
(6)	The S&P Mid-cap 400 Index is a recognized mid-cap index of U.S. stocks.
(7)	The MSCI Japan Index is a market capitalization-weighted index of Japanese equities.
(8)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange.
(9)	The MSCI Japan Small Cap Index represents the universe of small capitalization companies in the Japanese equity markets.

Development of New Investment Strategies and Expanding Our Product Offerings

We develop new investment strategies or expand our product offerings by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we select one of the following methods to gain the new strategy: (a) by screening the appropriate universe of stocks with a set of parameters that we believe identify stocks that will produce higher long-term returns with lower associated risk than their relative indices and introducing the new investment strategies into the marketplace by opening and directly marketing a new mutual fund, (b) by acquiring the management agreement for an existing mutual fund and implementing our new strategy, or (c) by acquiring the management agreement for an existing fund and utilizing strategic sub-advisors to expand our product offering.

Competition

We face considerable competition in the investment management industry. The investment management industry is characterized by a relatively low cost of entry and by the formation of new investment management entities that may compete directly with us. We compete directly with a large number of global and U.S. investment managers, commercial banks, brokerage firms, broker-dealers, insurance companies and other financial institutions. These institutions range from small boutique firms to large financial services complexes. We compete on a wide variety of factors, including:

•	investment performance of our mutual funds;

•	expense ratio of our mutual funds;

•	product offerings;

•	quality of service;

•	brand recognition; and

•	business reputation.

We are considered a small investment management firm. Many competing firms are part of larger financial services companies and have greater marketing, financial, technical, research and other capabilities. Most of the larger firms offer a broader range of financial services. We compete directly with these larger investment management firms for retail and institutional clients. Nonetheless, we have learned to compete successfully with these firms by creating unique investment strategies and by branding our investment style through public relations and outstanding customer service.

Our mutual funds also face competition, primarily from nationally and regionally distributed funds that offer equivalent financial products with returns equal to or greater than those we offer. The competition for new investors is intense, but we feel that by increasing our mutual funds’ distribution channels and continuing to brand our investment style and the competency of our sub-advisors, we will capture portions of the available investment business.

Regulation

The firm is subject to federal and state laws and regulations intended to protect shareholders of registered investment companies and clients of registered investment advisors. We believe that we are in compliance in all material respects with all laws and regulations.

We are registered as an investment advisor with the SEC and therefore must comply with the requirements of the Investment Advisors Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. Our mutual funds are registered with the SEC under the Investment Company Act of 1940 which imposes additional obligations on both the funds and the advisor, including detailed operational requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisors Act and Investment Company Act, ranging from fines and censures to termination of an investment advisor’s registration. We believe we are in compliance with all SEC requirements.

During the past ten years, the federal securities laws that we adhere to have been significantly amended and made more complex by the passage of the USA Patriot Act of 2001 and the Sarbanes Oxley Act of 2002 (SOX). The enactment and interpretation of these new laws has required the firm to dedicate far more time and money to meeting these new regulatory hurdles in our industry.

In response to the most recent recession and the failure of several financial institutions, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This act is expected to result in the most sweeping change to financial regulation in the United States since the Great Depression. It is intended to fundamentally change the regulations imposed on the financial services industry. The initial impact of the Dodd-Frank Act is in its infancy and we are unsure of the full impact it will have on our compliance program. As the full scope of the new legislation becomes effective, there may be broad changes to the way in which the firm’s business is regulated.

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

EMPLOYEES

As of September 30, 2011, Hennessy Advisors, Inc. employed eleven full-time employees.

The executive officers of the company are Neil J. Hennessy, President, Chairman of the Board, Chief Executive Officer, and Chief Investment Officer; Teresa M. Nilsen, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and a Director of Hennessy Advisors; and Daniel B. Steadman, Executive Vice President in charge of expansion, Chief Compliance Officer and a Director of Hennessy Advisors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., Mr. Hennessy serves as President and Portfolio Manager of the Hennessy Funds and is a member of the board of directors and board of trustees of the Hennessy Funds, Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds and Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

Other employees of Hennessy Advisors include: Brian Peery, Co-Portfolio Manager; Tania Kelley, Marketing Director; Kathryn Fahy, Controller; Ana Miner, Operations Specialist; Joseph Fahy, Chief Compliance Officer of Hennessy Funds; A.J. Hennessy, Sales; Michelle Zebb, Sales Associate; and Lauren Puliafico, Receptionist.

ITEM 1A.	RISK FACTORS

The firm faces many risk factors, several of which are inherent to the financial services industry and the investment management business. Below are the risk factors that could materially affect the firm:

•	Our revenues decline when the value of the securities held by the mutual funds we manage declines.

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

•	Investors in our mutual funds can redeem their investments at any time and for any reason, including poor investment performance. A decrease in net assets adversely affects our revenues.

Fund investors may redeem their investments in any of our mutual funds at any time and for any reason without prior notice. Success in the investment management and mutual fund business is dependent on investment performance, as well as distribution and client servicing. If our mutual funds perform poorly compared to the mutual funds of other investment management firms, we may experience a decrease in purchases of shares of our mutual funds and an increase in redemptions of shares of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenue.

•

Adverse opinions of our mutual funds by third party rating agencies or industry analysts could decrease new investments in or accelerate redemptions from our mutual funds, which adversely affects our revenues.

Many investors rely heavily on the opinions of third party rating agencies and industry analysts when making decisions to purchase or redeem shares of mutual funds. Adverse opinions regarding our mutual funds could erode investor confidence, potentially leading to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds and adversely affecting our revenue.

•	Investor behavior is influenced by short-term investment performance of mutual funds.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of our mutual funds, irrespective of longer-term success, could potentially lead to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds and adversely affecting our revenue.

•

For our Hennessy Cornerstone Series of Funds, we utilize quantitative investment strategies that require us to invest in specific portfolios of securities and hold these positions for a specified period of time.

Our Hennessy Cornerstone Series of Funds adhere to the investment strategies for each of our mutual funds during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies may result in the elimination of better performing assets from our funds’ portfolios and an increase in investments with relatively lower total return. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could result in relatively lower performance of our mutual funds and adversely affect the net assets of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenue.

•

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

•	We depend upon key personnel to manage our business. Their loss would adversely affect our business and financial condition.

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

•	Our business is extensively regulated and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor. The mutual fund industry has undergone increased scrutiny by the SEC and state regulators for the past several years, resulting in numerous enforcement actions, “sweep” examinations, and new rules and rule proposals. These actions have increased our costs in managing our mutual funds, and we could continue to experience higher costs if new rules and other regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. The changes in laws or regulations could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, the amount of net assets in our mutual funds in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board.

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

•	Breaches of security involving consumer personal data may adversely affect our business and financial condition.

We and certain of our third-party vendors receive and store personal information. A breach of the systems on which sensitive consumer information is stored or other unauthorized release of consumer information may adversely affect our reputation and lead to claims against us.

•

Management contracts acquired by us are currently classified as an indefinite life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The management contracts acquired by us, currently a $22.3 million asset on the balance sheet, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as ‘indefinite life’ each reporting period. If the contracts become an asset with a definite life, we would begin amortizing the contracts over their remaining useful life. If the contracts are determined to remain an indefinite life asset, we review the carrying value to determine if any impairment has occurred. The analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write-off all or a portion of the contracts. A write-off, depending on the amount, could have a significant impact on earnings per share.

•	Acquisitions involve inherent risks that could adversely affect our operating results and financial condition as well as dilute the holdings of current shareholders.

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

•	Our management and shareholder servicing agreements can be terminated on short notice and are subject to annual renewals.

We generate all of our operating revenues from the management and shareholder servicing agreements covering our mutual funds. The agreements covering our mutual funds are terminable without penalty on 60 days notice and must be approved at least annually by a majority of each fund’s board of directors/trustees and a majority of the disinterested members of each fund’s board of directors/trustees. If any of these agreements are terminated or not renewed, our revenues would substantially decline.

•	We face intense competition in attracting investors and retaining net assets in our mutual funds.

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

•	Assets invested through mutual fund supermarkets have a higher risk of redemption and are subject to changes in fee structures, which could reduce our revenues.

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

•	Market pressure to lower our management fees could reduce our profit margin.

To the extent we are forced to compete on the basis of the management fees we charge our mutual funds, we may not be able to maintain our current fee structure. Historically, we have competed primarily on the performance of our mutual funds and not on the level of our management fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in some segments of the investment management industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund shareholders with investment returns and service that will encourage them to invest in the mutual funds that pay our fees. We cannot be assured that we will succeed in maintaining our current fee structure. Fee reductions on existing or future business could have a material adverse effect on our results of operations.

•	We may be required to forego all or a portion of our fees under our management agreements covering our mutual funds.

The board of directors/trustees of each of our mutual funds must make certain findings regarding the reasonableness of our fees. We monitor ratios of expenses to average daily net assets and waive management fees that we would otherwise receive from, or reimburse expenses incurred by, our mutual funds if we believe that our expense ratios might lead fund investors to redeem their shares in our mutual funds in order to seek lower expense ratios with other fund managers.

We currently waive our advisor fees or reimburse fund expenses to the extent necessary to maintain expense ratio limitations on the institutional share class of our funds. In the past, fees have only been waived based on contractual obligations. However, we regularly analyze the fees and has the right to waive fees at its discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would apply on a going forward basis.

•	We depend on third party investment professionals and the distribution channels they utilize to market our mutual funds.

Our ability to distribute our mutual funds is highly dependent on access to the retail distribution systems and client bases of third party investment professionals that also offer competing investment products. These investment professionals may reduce or eliminate their involvement in marketing our funds at any time, or may elect to emphasize the investment products of competing sponsors or the proprietary products of their own firms. In addition, an investment professional may only distribute our mutual funds for so long as we continue to participate in the platforms of national full-service firms that permit their investment professionals to utilize no-load funds for their clients. These firms can terminate their relationships with us on short notice, limiting our participation in these platforms. Either of these events could cause the net assets of our mutual funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term of our lease expires on March 31, 2012, with one three-year extension available.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading on July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated:

	00000000	00000000	00000000
	Price Range
Fiscal Year Ended September 30, 2011	High	Low	Dividends Paid per Share

First Quarter	$3.02	$2.31	$0.09	(1)
Second Quarter	3.50	3.00	$0.025	(2)
Third Quarter	3.20	2.75	$0.025	(3)
Fourth Quarter	3.25	2.98	$0.025	(4)

	00000000	00000000	00000000

	Price Range
Fiscal Year Ended September 30, 2010	High	Low	Dividends Paid per Share

First Quarter	$3.35	$2.50	—
Second Quarter	2.95	2.41	$0.09	(5)
Third Quarter	3.45	2.48	—
Fourth Quarter	2.78	2.20	—

(1)	We paid a cash dividend on November 18, 2010 of $0.09 per share.
(2)	We paid a cash dividend on March 4, 2011 of $0.025 per share.
(3)	We paid a cash dividend on June 9, 2011 of $0.025 per share.
(4)	We paid a cash dividend on September 8, 2011 of $0.025 per share.
(5)	We paid a cash dividend on March 4, 2010 of $0.09 per share.

On October 25, 2011, the last reported sale price of our common stock on the OTC Bulletin Board was $3.00 per share.

HOLDERS

As of October 10, 2011, we had 162 holders of record of our Common Stock. The 162 holders of record include several brokerage firm accounts which represent 411 additional individual shareholders for 573 total shareholders as of October 10, 2011.

DIVIDENDS

A cash dividend of $0.09 per share was paid on November 18, 2010 to shareholders of record as of October 27, 2010. Additionally, quarterly cash dividends of $0.025 per share, respectively, were paid on March 4, 2011 to shareholders of record as of February 9, 2011, on June 9, 2011 to shareholders of record as of May 19, 2011, and on September 8, 2011 to shareholders of record as of August 18, 2011.

On October 31, 2011, we announced an additional cash dividend of $0.025 per share to be paid on December 8, 2011 to shareholders of record as of November 15, 2011.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our audited consolidated financial statements and should be read in conjunction therewith.

	Hennessy Advisors, Inc. Financial Highlights (In thousands, except per share amounts)
	Years Ended September 30,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$7,644	$7,723	$5,813	$10,275	$16,072
Net income (loss)	$1,215	$913	$(195)	$1,611	$4,133

Balance Sheet Data:
Total assets	$32,137	$31,899	$30,099	$34,335	$35,704
Cash and cash equivalents	$8,362	$8,054	$5,747	$12,788	$13,760
Long-term debt	$1,927	$2,552	$—	$4,417	$6,508

Per Share Data:
Earnings per share:
Basic	$0.21	$0.16	$(0.03)	$0.29	$0.73
Diluted	$0.21	$0.16	$(0.03)	$0.28	$0.70
Cash dividends declared	$0.17	$0.09	$0.09	$0.09	$0.08

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about, among other things, assets under management, our anticipated financial performance, business prospects, new developments and similar matters, and statements preceded by, followed by or including the words “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “would,” “believe,” “estimate,” “predict,” “project,” “continue,” “seek” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in this report that could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements.

Factors that may affect our actual results include those described in Item 1A, “Risk Factors.” There is no regulation requiring an update of any of the forward-looking statements after the date of this report and prior to our next Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $883.8 million for the fiscal year ended September 30, 2011 compared to $902.8 million for the prior comparable period.

The assets we manage have decreased as a result of net fund outflows and market depreciation. The following table illustrates the change by year in assets under management since the beginning of fiscal year 2008:

	Assets Under Management At Each Fiscal Year End 2008-2011
	9/30/2008	9/30/2009	9/30/2010	9/30/2011
	(In Thousands)
Beginning assets under management	$1,720,763	$876,069	$923,404	$892,465
Acquisition inflows	—	232,549	—	—
Organic inflows	264,998	80,409	132,560	187,581
Redemptions	(632,474)	(231,054)	(262,547)	(328,812)
Market appreciation (depreciation)	(477,218)	(34,569)	99,048	(1,924)

Ending assets under management	$876,069	$923,404	$892,465	$749,310

A significant portion of our expenses, including employee compensation, are fixed and have historically demonstrated minimal variation. However, our staffing costs have decreased throughout the current year, causing a decrease in our expenses. Additionally, our revenues remained almost flat, causing our fixed costs to become a smaller percent of revenues and therefore further increasing our profitability.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the acquisition of management agreements. This asset had a net balance of $22.3 million as of September 30, 2011, unchanged from the end of the prior comparable period.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of management agreements. As of September 30, 2011, this liability had a balance of $2.55 million, compared to $3.12 million at the end of the prior comparable period. The current period decrease in funds is due to principal payments of $0.57 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Fiscal Year Ended September 30,
	2011		2010
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$6,796	88.9%	$6,887	89.2%
Shareholder service fees	843	11.0	816	10.6
Other	5	0.1	20	0.2

Total revenue	7,644	100.0	7,723	100.0

Operating expenses:
Compensation and benefits	2,248	29.4	2,765	35.8
General and administrative	1,870	24.5	1,847	23.9
Mutual fund distribution	645	8.4	662	8.6
Sub-advisor fees	632	8.3	698	9.0
Amortization and depreciation	102	1.3	128	1.7

Total operating expenses	5,497	71.9	6,100	79.0

Operating income	2,147	28.1	1,623	21.0

Interest expense	65	0.8	35	0.5
Other income (expense)	(1)	(0.0)	4	(0.0)

Income before income tax expense	2,083	27.3	1,584	20.5

Income tax expense	868	11.4	671	8.7

Net income	$1,215	15.9%	$913	11.8%

Revenues: Total revenue decreased 1.0% to $7.6 million in the year ended September 30, 2011, due to decreased average assets under management, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Investment advisory fees decreased 1.3% to $6.8 million in the year ended September 30, 2011, but shareholder service fees increased 3.3% to $0.84 million in the year ended September 30, 2011. The increase in shareholder service fees is due to the implementation of a shareholder service fee on the original class shares of the Hennessy SPARX Japan Fund and the Hennessy SPARX Japan Smaller Companies Fund as of June 1, 2010 which accounted for $0.03 million in additional revenue.

Average daily net assets in our mutual funds for the year ended September 30, 2011 decreased by $19.0 million, or 2.1%, to $883.8 million from $902.8 million in the prior comparable period. The decrease in average daily net assets is attributable to market depreciation in several of the Hennessy Funds, coupled with net outflows from the majority of our funds. The largest net outflows were from the Hennessy Cornerstone Value Fund (of $56.0 million) and the Hennessy Cornerstone Growth Fund (of $46.9 million).

Almost a quarter of the average daily net assets ($197.4 million) for the year are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of average daily net assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of average daily net assets. However, the Company pays a sub-advisor fee of 0.35% of average daily net assets of the Hennessy Select Large Value Fund, which reduces the net impact to the Company’s financial operations.

Total net assets of $749.3 million in our mutual funds decreased by $143.2 million, or 16.0%, as of September 30, 2011, from $892.5 million as of the end of the prior comparable period. The $143.2 million decrease in net mutual fund assets is attributable to net redemptions of $141.3 million and market depreciation of $1.9 million. Redemptions as a percentage of assets under management increased from an average of 2.4% per month to 3.1% per month during the same period due to increased net outflows.

The decrease in average assets under management is primarily due to net outflows (redemptions) for the year. This year was once again marred by a volatile landscape for the financial services industry, and that volatility continues to erode the confidence of all investors, including the mutual fund investor. Our fund family invests primarily in domestic equities, and mutual funds invested in U.S. equities have experienced net outflows for the past three years. Many investors remained on the sidelines or moved out of the equity market. Slight market depreciation in the current year also decreased our assets under management.

Redemptions from the funds were due, among other factors, to the following:

The economic environment remains a difficult one, and investors are incredibly nervous. U.S. consumer confidence fell in August to the lowest level since March 2009, and we believe investors are too afraid to invest. We believe consumers are not only afraid to invest, they are afraid of losing their jobs and their homes, and they worry that their investments are not safe.

The lack of clarity from the U.S. Government has perpetuated a hoarding of cash by U.S. companies. Without definitive answers on issues such as healthcare, tax rates and regulation, U.S. companies will remain wary of investing the cash on their balance sheets. There is no cost for these companies to defer hiring, or to defer deploying their capital. Until companies receive clarity from the U.S. Government, we believe the unemployment rate will remain high, and that some unemployed or under-employed investors will continue drawing down liquid investments, such as investments in mutual funds, to pay for everyday living expenses.

Due to the volatility in the financial markets and the fear this volatility has created, many mutual fund investors are turning to fixed income or other types of investments and redeeming their shares of equity mutual funds.

We offer two sub-advised funds that are invested in the Japanese equity market. These funds experienced outflows after the earthquake and tsunami in Japan on March 11, 2011 as nervous investors redeemed their shares. However, we continue to believe in the resiliency and aptitude of the Japanese people and of Japanese companies.

The market depreciation was due, among other factors, to the following:

This fiscal year the financial markets were again saddled with negative headlines that drove consumer and investor behavior. The markets have experienced global economic uncertainty, political unrest, and natural disasters that have undermined the confidence of the individual investor and even the savviest investment professional.

Although the fundamentals support viable markets (for example, Price to Sales, Price to Earnings, Price to Book, and Price to Cash Flow ratios are below their historical averages, and corporate profits were at an all-time high during the fiscal year, with companies sitting on over $2 trillion in cash on their balance sheets), the continuous flow of negative media, the widespread fear of the investor, and the lack of direction from the U.S. Government on taxes, healthcare and regulation have all discouraged sustained appreciation in the stock market.

We have waived fees to comply with contractual expense ratio limitations, though the waiver contracts are now expired. We do not normally waive fees, nor do we anticipate waiving fees, on a voluntary basis. We waived fees of $0.001 million for the year ended September 30, 2011, a decrease of $0.099 million, or 99.2%, from the prior comparable period. The decrease is mainly due to the expiration of contractual waivers for the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund (on February 28, 2010) and the Hennessy Select Large Value Fund and the Hennessy Cornerstone Large Growth Fund (on March 31, 2010).

Although we may earn incentive income on the Micro Cap Fund, we did not earn incentive income for the fiscal years ended September 30, 2011 and 2010.

Operating Expenses: Total operating expenses decreased 9.9% to $5.5 million in the fiscal year ended September 30, 2011, from $6.1 million in the prior comparable period. The decrease is due to: decreased sub-advisor fees paid on decreased assets under management in the Hennessy Select Series of Funds, decreased mutual fund distribution fees paid on decreased assets held through financial platforms, decreased compensation and benefits paid to employees and decreased depreciation expense on fixed asset acquisitions. As a percentage of total revenue, total operating expenses decreased by 7.1% to 71.9% in the fiscal year ended September 30, 2011, as compared to 79.0% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits decreased 18.7% to $2.2 million in the fiscal year ended September 30, 2011, from $2.8 million in the prior comparable period. The decrease resulted primarily from the elimination of a position in January, 2010, a retirement in June, 2010 and the consolidation of a position in January, 2011. As a percentage of total revenue, compensation and benefits decreased by 6.4% to 29.4% for the fiscal year ended September 30, 2011, compared to 35.8% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 1.2% to $1.9 million in the fiscal year ended September 30, 2011, from $1.8 million in the prior comparable period, primarily due to increases in charitable donations and public relations expense. As a percentage of total revenue, general and administrative expense increased by 0.6% to 24.5% in the fiscal year ended September 30, 2011, from 23.9% in the prior fiscal year.

Mutual Fund Distribution Expense: Distribution expenses decreased 2.6% to $0.65 million in the fiscal year ended September 30, 2011, from $0.66 million in the prior fiscal year. As a percentage of total revenue, distribution expenses decreased by 0.2% to 8.4% in the fiscal year ended September 30, 2011, from 8.6% in the prior fiscal year.

The mutual fund distribution expense consists of fees paid for our mutual funds to be offered on various financial “platforms.” The platforms allow consumers to purchase from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When our funds are purchased through one of these platforms, such as Charles Schwab, Fidelity, TD Ameritrade or Morgan Stanley Smith Barney, the platform typically charges us an asset based fee which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the value of the funds held on the platforms, which can be affected by inflows, outflows and market appreciation or depreciation.

The decreased costs in the current year are due to an decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to net outflows and market depreciation. For the year ended September 30, 2011, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) decreased by over 13% from the prior year.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense decreased 9.5% to $0.6 million in the fiscal year ended September 30, 2011, from $0.7 million in the prior fiscal year. As a percentage of total revenue, sub-advisor fee expense decreased by 0.7% to 8.3% in the fiscal year ended September 30, 2011, from 9.0% in the prior fiscal year. Sub-advisor fee expenses are paid on assets in the Hennessy Select Series of Funds. The Hennessy Select Series of Funds are actively managed by outside asset managers retained by Hennessy Advisors, Inc. The average assets under management in the Select Series of Funds decreased in the current year causing a corresponding decrease in sub-advisor fees paid to the asset managers.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 20.3% to $0.10 million in the fiscal year ended September 30, 2011, from $0.13 million in the prior fiscal year, mainly due to a reduction in capitalized loan fees as a result of the loan amendment signed September 28, 2010.

Interest Expense: Interest expense increased 85.7% to $0.07 million in the fiscal year ended September 30, 2011 from $0.004 million in the prior fiscal year. The increase is a result of the additional loan of $2.0 million taken on September 27, 2010. As a percentage of total revenue, interest expense increased by 0.3% to 0.8% in the fiscal year ended September 30, 2011, from 0.5% in the prior fiscal year.

Other Income: Other income increased 125.0% to income of $0.001 million in the fiscal year ended September 30, 2011 from an expense of $0.04 million in the prior fiscal year due to dividends and interest earned on our increased cash investments.

Income Taxes: The provision for income taxes increased by 29.4% to $0.9 million in the year ended September 30, 2011, from $0.7 million in the prior fiscal year due to increased profitability in the current year.

Net Income: Net income increased 33.1% to $1.2 million in the fiscal year ended September 30, 2011, from $0.9 million in the prior fiscal year, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2011 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of September 30, 2011 were $749.3 million, which was a decrease of $143.2 million, or 16.0%, from September 30, 2010. The primary source of our revenue, liquidity and cash flow are our management fees and shareholder servicing fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.4 million as of September 30, 2011. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2011, we had cash and cash equivalents of $8.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2011 and 2010:

	For the Fiscal Year Ended September 30, (in thousands)
	2011	2010

Cash flow data:

Operating cash flows	$1,878	$2,037
Investing cash flows	(52)	(133)
Financing cash flows	(1,518)	403

Net increase in cash and cash equivalents	$308	$2,307

The decrease in cash provided by operating activities of $0.16 million is due to a $0.46 million tax refund in the prior year due to the net operating loss of fiscal year 2009 being applied against fiscal year 2010 earnings. The net operating loss was used in the prior fiscal year and was not repeated in the current fiscal year. The tax refund is partly offset by a larger paydown of accruals in the prior year as compared to the current year.

The decrease in cash used for investing activities is due to $0.6 million in costs associated with acquiring the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund in the prior year.

The increase in cash used for financing activities is due to $2.0 million in proceeds from a loan amendment in the prior fiscal year. In the current year, the loan has been paid down by $0.6 million. Additionally, cash dividends of $0.9 million were paid out in the current year, an increase of $0.4 million over the prior year.

Dividend Payments. On November 18, 2010, we paid a cash dividend of $0.09 per common share. Additionally, quarterly cash dividends of $0.025 per share, respectively, were paid on March 4, 2011, on June 9, 2011, and on September 8, 2011. The total payment from cash on hand was $0.9 million.

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

On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by our assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The increase in the loan was negotiated to allow us to have cash on hand and be more credit worthy in the event of a potential acquisition.

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2011. As of September 30, 2011, we have $2.55 million currently outstanding under our bank loan.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011, consisting of loan payments, including the related interest payments due, and operating leases:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Principal on bank loan	$2,552	$573	$1,302	$677	$—
Interest on bank loan (1)	116	47	62	7	—
Operating lease (2)	165	165	—	—	—

Total	$2,833	$785	$1,364	$684	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate of prime less one percent, or 2.25%, based on the prime rate of 3.25% set as of December 17, 2008.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

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

Our operating revenues consist of contractual management and shareholder servicing fees. We earn our management fees through portfolio management of our mutual funds and private pooled equity fund, and we earn our shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by our fund accountant. In accordance with the FASB guidance on revenue recognition, we recognize the fees monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from our fund accountant in the month subsequent to the month in which the services are provided.

The management agreements we have acquired are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles – Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted annually and coincides with our annual financial reporting.

In conducting the impairment analysis, the future revenues are calculated as a percent of assets under management based on our existing management agreements with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenues and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenues and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15 year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to center about the 11% range, as evidenced by annual S&P returns from 1928 to 2010. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2011. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

The costs related to our acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of September 30, 2011.

Recent Accounting Pronouncements

In May, 2011, the FASB issued amendments to standard “Fair Value Measurement (Topic 820)” entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments are a result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The amendments mainly eliminate unnecessary wording differences between U.S. GAAP and IFRS. The amendments do not require additional fair value measurements and they are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This amendment is effective for interim and annual reporting periods beginning after December 15, 2011 (our fiscal year 2013). We do not anticipate the adoption of this amendment to have an impact on our financial statements or results of operations.

In June, 2011, the FASB issued an amendment to standard “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the changes in stockholders’ equity. The amendment requires all non-owner changes in stockholders’ equity to be presented in either: (1) a single continuous statement with the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income or (2) two separate but consecutive statements where entities report the income statement, immediately followed by a statement of OCI that includes components of OCI, a total for OCI and a total for comprehensive income. This amendment is effective for interim and annual reporting periods beginning after December 15, 2011 (our fiscal year 2013). We are currently assessing the impact this amendment will have on our financial statements.

In September, 2011, the FASB issued an amendment to standard “Intangibles – Goodwill and Other (Topic 350)” to simplify how entities test goodwill for impairment. The amendment was issued in response to concerns regarding the cost and complexity of performing the first of the two-step impairment test. The amendment permits an entity to first determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If an entity determines it is not, performing the two-step impairment test is unnecessary. This amendment is effective for interim and annual reporting periods beginning after December 15, 2011 (our fiscal year 2013). We do not anticipate the adoption of this amendment to have an impact on our financial statements or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subjected to different types of risk, including market risk. Market risk is the risk that we will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A, “Risk Factors – Our revenues decline when the value of the securities held by the mutual funds we manage declines,” our revenue is calculated on the market value of assets under management. Declines in the value of the securities held by the mutual funds we manage will negatively impact our revenue and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within our mutual funds would have on our assets under management, and therefore our revenue. The changes are compared to average asset values for the fiscal year ended September 30, 2011, and values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue
	(In thousands)
	Values Based on Average Net Assets for Fiscal Year ended September 30, 2011	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets

Average Assets Under Management	$883,819	$972,201	$795,437

Investment Advisor Fees	$6,796	$7,447	$6,093
Shareholder Service Fees	843	913	747

Total Revenue:	$7,639	$8,360	$6,840

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control over Financial Reporting

Management of Hennessy Advisors, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

San Francisco, California

December 9, 2011

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2011	September 30, 2010

Assets
Current assets:
Cash and cash equivalents	$8,362	$8,054
Investments in marketable securities, at fair value	6	5
Investment fee income receivable	548	619
Prepaid expenses	236	186
Deferred income tax asset	163	118
Other current assets	19	22

Total current assets	9,334	9,004

Property and equipment, net of accumulated depreciation of $396 and $383, respectively	136	180
Management contracts	22,284	22,284
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	323	364
Other assets, net of accumulated amortization of $107 and $101, respectively	60	67

Total assets	$32,137	$31,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$873	$1,005
Income taxes payable	—	18
Current portion of deferred rent	24	50
Current portion of long-term debt	625	573

Total current liabilities	1,522	1,646

Long-term debt, net of current portion	1,927	2,552
Long-term portion of deferred rent	—	24
Deferred income tax liability	3,848	3,177

Total liabilities	7,297	7,399

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,741,451 shares issued and outstanding at September 30, 2011 and 5,709,839 at September 30, 2010	9,567	9,456
Accumulated other comprehensive loss	(189)	(148)
Retained earnings	15,462	15,192

Total stockholders’ equity	24,840	24,500

Total liabilities and stockholders’ equity	$32,137	$31,899

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2011	2010

Revenue
Investment advisory fees	$6,796	$6,887
Shareholder service fees	843	816
Other	5	20

Total revenue	7,644	7,723

Operating expenses
Compensation and benefits	2,248	2,765
General and administrative	1,870	1,847
Mutual fund distribution	645	662
Sub-advisor fees	632	698
Amortization and depreciation	102	128

Total operating expenses	5,497	6,100

Operating income	2,147	1,623

Interest expense	65	35
Other (income) expense, net	(1)	4

Income before income tax expense	2,083	1,584

Income tax expense	868	671

Net income	$1,215	$913

Earnings per share:
Basic	$0.21	$0.16

Diluted	$0.21	$0.16

Weighted average shares outstanding:
Basic	5,728,334	5,701,780

Diluted	5,743,628	5,716,783

Cash dividends declared per share:	$0.17	$0.09

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2011 and 2010

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2009	5,754,419	$9,466	$14,801	$(146)	$24,121
Net income	—	—	913	—	913
Dividends paid	—	—	(522)	—	(522)
Unrealized loss on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	(2)	(2)
Employee and director restricted stock vested	54,762	—	—	—	—
Employee restricted stock forfeited	—	(13)	—	—	(13)
Repurchase of vested employee restricted stock for tax withholding	(8,149)	(22)	—	—	(22)
Share repurchase	(91,193)	(219)	—	—	(219)
Deferred restricted stock unit compensation	—	411	—	—	411
Tax effect of restricted stock unit vesting	—	(167)	—	—	(167)

Balance at September 30, 2010	5,709,839	$9,456	$15,192	$(148)	$24,500

Net income	—	—	1,215	—	1,215
Dividends paid	—	—	(945)	—	(945)
Unrealized loss on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	(41)	(41)
Employee and director restricted stock vested	33,588	—	—	—	—
Employee restricted stock forfeited	—	(1)	—	—	(1)
Repurchase of vested employee restricted stock for tax withholding	(1,976)	(5)	—	—	(5)
Deferred restricted stock unit compensation	—	171	—	—	171
Tax effect of restricted stock unit vesting	—	(54)	—	—	(54)

Balance at September 30, 2011	5,741,451	$9,567	$15,462	$(189)	$24,840

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Fiscal Year Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$1,215	$913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	128
Deferred income taxes	626	693
Employee restricted stock forfeited	(1)	—
Tax effect of restricted stock unit vesting	(54)	(167)
Repurchase of stock units vested	(5)	(22)
Deferred restricted stock unit compensation	171	398
Unrealized gains on marketable securities	(1)	—

(Increase) decrease in operating assets:
Investment fee income receivable	71	(59)
Prepaid expenses	(50)	479
Other current assets	3	(2)
Other assets	1	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(132)	(389)
Income taxes payable	(18)	18
Current portion of deferred rent	(26)	27
Long-term portion of deferred rent	(24)	20

Net cash provided by operating activities	1,878	2,037

Cash flows used in investing activities:
Purchases of property and equipment	(52)	(69)
Payments related to acquisition of management contracts	—	(64)

Net cash used in investing activities	(52)	(133)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(573)	(825)
Proceeds from amended bank loan	—	2,000
Loan fee payments on bank loan	—	(31)
Dividend payments	(945)	(522)
Stock repurchases	—	(219)

Net cash provided by (used in) financing activities	(1,518)	403

Net increase in cash and cash equivalents	308	2,307

Cash and cash equivalents at the beginning of the period	8,054	5,747

Cash and cash equivalents at the end of the period	$8,362	$8,054

Supplemental disclosures of cash flow information:
Unrealized loss on investment	$(41)	$(2)

Cash paid for:
Income taxes	$345	$138

Interest	$63	$36

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2011 and 2010

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The operating activities of the Company consist primarily of providing investment management services to nine open-end mutual funds (the “Hennessy Funds”) and one non-registered private pooled investment fund (the Hennessy Micro Cap Growth Fund, LLC). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund (the Hennessy Cornerstone Growth Fund, Series II was recently merged into the Hennessy Cornerstone Growth Fund), the Hennessy Cornerstone Large Growth Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund; and as the Managing Member to the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”).

The Company’s operating revenues consist of contractual management and shareholder servicing fees. The Company earns management fees through portfolio management of mutual funds and a private pooled equity fund. The Company earns shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with ASC 605.

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from US Bancorp Fund Services, LLC in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to waive fees, then the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2011, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

Incentive income can only be earned on the assets in the private pooled equity fund, the Micro Cap Fund. Incentive income is earned only if the value of the Micro Cap Fund’s assets is above a ‘high water mark’ (described in the “Business Operations, Products and Strategies – Management Agreements and Fees” section of Item 1). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with ASC 605. The incentive income is not subject to any clawback provisions. There was no incentive income earned in fiscal years 2011 and 2010.

The Company’s contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the funds’ accountants in the month subsequent to the month in which the services are provided.

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

The Company holds investments in publicly traded mutual funds which are accounted for as trading securities. Accordingly, unrealized gains of $0.002 million and $0.004 million, respectively, were recognized in operations for fiscal years 2011 and 2010.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

The Company also holds an investment in the Micro Cap Fund. The investment is classified as an available-for-sale security, is included on the balance sheet at market value and is accounted for using the equity method. Accordingly, any unrealized gains and losses on the investment is recognized as other comprehensive income (loss) in equity.

The investment in the Micro Cap Fund represents approximately 24.7% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which the Company is the Managing Member. The value of the investment at September 30, 2011 was $0.3 million.

The accounting method the Company uses for equity investments is generally dependent upon the influence the Company has over the investee. If there are investments such as the Micro Cap Fund where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee will be consolidated into the Company’s financial statements. Further, as managing member of the Micro Cap Fund, the Company is generally presumed to control the Micro Cap Fund (and should consolidate the fund into the Company’s financial statements) unless this presumption is overcome because members of the Micro Cap Fund other than the Company and its affiliates have the substantive ability to dissolve the Micro Cap Fund or otherwise remove the Company as the managing member without cause. After considering Financial Accounting Standards Board (FASB) guidance on investment in equity and variable interest entities with respect to the investment in the Micro Cap Fund, the Company determined that the Micro Cap Fund should not be consolidated because the Company’s investment in the Micro Cap Fund is less than 25% of the voting interest, and the Company can be removed from the position of Managing Member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members” (defined as members other than members who are the Managing Member or affiliates of the Managing Member).

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

On March 11, 2004, the Company completed the acquisition of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. (“Lindner”), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner’s mutual funds were merged into four of the five Hennessy Funds. The purchase price was $7.95 million which equaled 2.625% of the $300 million in assets under management on the closing date. The transaction was funded through a credit facility provided by US Bank National Association.

On July 1, 2005, the Company completed the acquisition of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. We paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement was amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the acquisition, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. Effective as of October 28, 2011, the assets under management of the Hennessy Cornerstone Growth Fund, Series II were combined into the Hennessy Cornerstone Growth Fund. See Footnote 13 for a discussion of the merger.

The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. As of September 30, 2011, we had $2.55 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent, per a loan amendment dated February 1, 2007. The bank’s prime rate, which may change from time to time, is currently 3.25% (last changed on December 17, 2008), making the current effective interest rate 2.25%. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2010. The Company borrowed an additional $2.0 million on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015.

In March and September 2009, respectively, the Company acquired the management agreements for two funds managed by RBC Global Asset Management (U.S.) Inc. (the Tamarack Large Cap Growth Fund and the Tamarack Value Fund), and we acquired the management agreements for two funds managed by SPARX Investment & Research, USA, Inc. and sub-advised by SPARX Asset Management Co., Ltd. (the Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund). We were able to fund these acquisitions from existing cash and did not have to incur any additional debt.

The Company periodically reviews the carrying value of management contracts acquired to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2011 or 2010.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of September 30, 2011.

(e)	Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2011 and 2010. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2011 and 2010 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts acquired is estimated at the cost of acquisition. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to ten years.

(g)	Income Taxes

The Company, under the FASB guidance on “Accounting for Uncertainty in Income Tax,” uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting the FASB guidance on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FASB guidance, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings.

The Company did not have any amounts of unrecognized tax benefits as of September 30, 2011 and 2010. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2007 through 2010 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2006 through 2010 tax years remain open in California.

The Company’s effective tax rate of 41.7% and 42.4% for the fiscal years ended September 30, 2011 and 2010, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 645,050 and 693,750 of common stock equivalents, consisting of unexercised options and unvested restricted stock units, excluded from the earnings per share calculations for the years ended September 30, 2011 and 2010, respectively, because they were anti-dilutive.

(i)	Stock-Based Compensation

On May 2, 2001, the Company established an incentive plan (the “Omnibus Plan”) providing for the issuance of options, stock appreciation rights, restricted stock and restricted stock units, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Omnibus Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 25% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Omnibus Plan. Shares available under the Omnibus Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Omnibus Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Omnibus Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right will be fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value of the stock on the date of grant and the vesting period cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Omnibus Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

As the exercise price of all options granted under the Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested prior to the adoption of the revised FASB guidance on Stock Compensation, no stock-based employee compensation cost related to options granted was recognized in net income. There were no options granted during the fiscal years ended September 30, 2011 and 2010.

The Company, per the fair value recognition provisions of the FASB guidance on Stock Compensation, uses the “Modified Perspective” method in accordance with the transition and disclosure provisions of the codification for stock based compensation. All compensation costs related to restricted stock units vested during the years ended September 30, 2011 and 2010 have been recognized in our financial statements.

The Company has reserved up to 1,427,460 options for shares of the Company’s common stock, in accordance with terms of the Omnibus Plan. An aggregate of 645,050 options have been granted to certain employees, executive officers, and directors of the Company and are outstanding as of September 30, 2011. These options were fully vested at the date of grant, and have a weighted average exercise price of $4.43 per share. Through September 30, 2011, 24,000 options were forfeited, leaving 645,050 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2011 and 2010:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at 9/30/2009	669,050	$4.46	3.82 years	$0

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2010	669,050	$4.46	2.82 years	$0

Granted	—	—
Exercised	—	—
Forfeited	(24,000)	$5.32
Expired	—	—

Outstanding at 9/30/2011	645,050	$4.43	1.82 years	$0

Exercisable at 9/30/2011	645,050	$4.43	1.82 years	$0

During the years ended September 30, 2011 and 2010, the Company did not issue stock options or restricted stock units (“RSU”) under the Omnibus Plan. Under the Omnibus Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. RSUs granted under this plan vest over four years at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the years ended September 30, 2011 and 2010 was as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2011 and 2010
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2009	96,261	$7.40
Granted	—	$—
Vested (1)	(41,233)	$9.49
Forfeited	(11,500)	$5.23

Non-vested Balance at September 30, 2010	43,528	$7.65
Granted	—	$—
Vested (1)	(24,229)	$7.02
Forfeited	(3,350)	$4.80

Non-vested Balance at September 30, 2011	15,949	$5.28

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 31,612 and 51,509 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2011 and 2010, respectively.

Restricted Stock Unit Compensation Fiscal Year Ended September 30, 2011
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,181
Compensation Expense recognized as of September 30, 2011	(2,097)

Unrecognized compensation expense related to RSU’s at September 30, 2011	$84

As of September 30, 2011, there was $0.08 million of total RSU compensation expense related to non-vested awards not yet recognized which is expected to be recognized over a weighted-average vesting period of 1 year.

(j)	Comprehensive Income

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

	Fiscal Year Ended September 30,
	2011	2010
Net income attributable to stockholders	$1,215	$913
Other comprehensive loss
Unrealized loss on investment	(189)	(148)

Total other comprehensive loss	(189)	(148)

Total comprehensive income	$1,026	$765

(k)	Use of Estimates

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

Pursuant to investment management agreements (the “Agreements”), the Company provides investment advisory services to all classes of the nine Hennessy Funds. The Agreements are renewable annually based upon approval by a majority of the Funds’ disinterested directors/trustees. Additionally, each agreement may be terminated prior to its expiration upon 60 days notice by either the Company or the Fund.

As provided in the Agreements with the nine Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Fund’s average daily net assets.

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

The Company was also appointed the Managing Member of the Micro Cap Fund. The annual advisory fee for the Micro Cap Fund is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Managing Member. An additional “incentive allocation” can potentially be earned on any member’s balance, other than the Managing Member, as discussed in Item 1 under “Business Operations, Products and Strategies – Management Agreements and Fees.”

(3)	Fair Value Measurement

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

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

Based on the standard’s definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of September 30, 2011:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$7,770	$—	$—	$7,770
Mutual fund investments	6	—	—	6
Investment in domestic equities	—	323	—	323

Total	$7,776	$323	$—	$8,099

Amounts included in:
Cash and cash equivalents	$7,770	$—	$—	$7,770
Investments in marketable securities	6	—	—	6
Investment in the Hennessy Micro Cap Fund	—	323	—	323

Total	$7,776	$323	$—	$8,099

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of our trading investment at the years ended September 30 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2011
Mutual fund investments	$4	$14	$(12)	$6

Total	$4	$14	$(12)	$6

2010
Mutual fund investments	$4	$12	$(11)	$5

Total	$4	$12	$(11)	$5

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

The cost, gross unrealized gains, gross unrealized losses, and fair market value of our available-for-sale investment at the years ended September 30 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2011
Investment in the Hennessy Micro Cap Fund	$512	$252	$(441)	$323

Total	$512	$252	$(441)	$323

2010
Investment in the Hennessy Micro Cap Fund	$512	$169	$(317)	$364

Total	$512	$169	$(317)	$364

The investment in the Hennessy Micro Cap Fund is included as a separate line item in non-current assets on the Company’s balance sheets.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended:

	September 30,
	2011	2010

Equipment	$188,109	$238,712
Leasehold improvements	122,714	128,207
Furniture and fixtures	138,506	122,516
IT Infrastructure	46,538	46,538
Software	36,289	27,438

	532,156	563,411

Less: accumulated depreciation	395,727	383,019

	$136,429	$180,392

(6)	Management Contracts

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The management contract asset was $22.3 million as of September 30, 2011 compared to $22.3 million at the end of the prior comparable period. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The management contract acquisition costs include legal fees, shareholder vote fees and percent of asset costs to acquire the management contracts.

(7)	Bank Loan

On March 11, 2004, the Company secured financing from US Bank National Association to acquire the management contracts for certain Lindner funds in the amount of $7.9 million. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan balance is $2.55 million as of September 30, 2011 compared to $3.13 million at the end of the prior comparable period. The note maturity schedule is as follows:

Years ended September 30:
2012	$625,000
2013	625,000
2014	625,000
2015	677,083

Total	$2,552,083

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance with the loan covenants for the fiscal years ending September 30, 2011 and 2010.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $31,250. These costs are included in other assets and the unamortized balance of $31,250 (as of the loan amendment date of September 27, 2010) is being amortized on a straight-line basis over 60 months. Amortization expense during the fiscal year ended September 30, 2011 was $6,250 compared to $17,324 for the prior comparable period. Future amortization expense is as follows:

Year ended September 30:
2012	$6,250
2013	6,250
2014	6,250
2015	6,250

Total	$25,000

(8)	Income Taxes

The provision for income taxes is comprised of the following for the fiscal years ended September 30, 2011 and 2010:

	2011	2010
Current
Federal	$237,000	$143,300
State	59,900	800

	296,900	144,100

Deferred
Federal	499,500	442,500
State	71,500	84,500

	571,000	527,000

Total	$867,900	$671,100

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2011	2010
Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.47	5.57
Permanent differences	2.20	2.79

Effective Tax Rate	41.67%	42.36%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2011 and 2010 are presented below:

	2011	2010
Current deferred tax assets:
Accrued compensation	$53,100	$83,200
Accrued rent	9,500	—
State Taxes	20,400	34,800
Charitable Contribution Carryover	80,400	—

Total deferred tax assets	163,400	118,000

Noncurrent deferred tax liabilities:
Net Operating Loss	42,000	—
Property and equipment	(9,500)	(9,000)
Management contracts	(3,880,500)	(3,168,000)

Total deferred tax liabilities	(3,848,000)	(3,177,000)

Net deferred tax liabilities	$(3,684,600)	$(3,059,000)

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2011	2010
Weighted average common stock outstanding	5,728,334	5,701,780

Common stock equivalents – stock options and RSU’s	15,294	15,003

	5,743,628	5,716,783

There were 645,050 and 693,750 of common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the year ended September 30, 2011 and 2010, respectively, because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease was re-negotiated and a lease amendment was signed April 1, 2010 with a new expiration date of March 31, 2012 with one three-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2011 is $164,736 for the remaining term of the lease.

The annual minimum future rental commitments under this lease as of September 30, 2011 and for future fiscal years ending September 30, 2012 are as follows:

Fiscal Year
2012	$164,736

Total	$164,736

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2011 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $0.6 million. In addition, total cash and cash equivalents include $5.8 million held in the First American Prime Obligations Fund and $1.5 million held at UBS which are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(12)	New Accounting Pronouncements

In May, 2011, the FASB issued amendments to standard “Fair Value Measurement (Topic 820)” entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments are a result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The amendments mainly eliminate unnecessary wording differences between U.S. GAAP and IFRS. The amendments do not require additional fair value measurements and they are not intended to establish valuation standards or affect valuation practices outside of financial reporting. This amendment is effective for interim and annual reporting periods beginning after December 15, 2011 (our fiscal year 2013). We do not anticipate the adoption of this amendment to have an impact on our financial statements or results of operations.

In June, 2011, the FASB issued an amendment to standard “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the changes in stockholders’ equity. The amendment requires all non-owner changes in stockholders’ equity to be presented in either: (1) a single continuous statement with the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income or (2) two separate but consecutive statements where entities report the income statement, immediately followed by a statement of OCI that includes components of OCI, a total for OCI and a total for comprehensive income. This amendment is effective for interim and annual reporting periods beginning after December 15, 2011 (our fiscal year 2013). We are currently assessing the impact this amendment will have on our financial statements.

In September, 2011, the FASB issued an amendment to standard “Intangibles – Goodwill and Other (Topic 350)” to simplify how entities test goodwill for impairment. The amendment was issued in response to concerns regarding the cost and complexity of performing the first of the two-step impairment test. The amendment permits an entity to first determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. If an entity determines it is not, performing the two-step impairment test is unnecessary. This amendment is effective for interim and annual reporting periods beginning after December 15, 2011 (our fiscal year 2013). We do not anticipate the adoption of this amendment to have an impact on our financial statements or results of operations.

(13)	Subsequent Event

Subsequent to the fiscal year ended September 30, 2011, the assets under management of the Hennessy Cornerstone Growth Fund, Series II were combined into the Hennessy Cornerstone Growth Fund. The Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Growth Fund, Series II had identical investment objectives and investment strategies. The only material difference in these funds was that the stocks were purchased, and the portfolio was rebalanced, at different times of the year.

The transaction was completed as of October 28, 2011. The merger of the Hennessy Cornerstone Growth Fund, Series II into the Hennessy Cornerstone Growth Fund should have no effect on the operating revenues of the Company as the funds continue to earn income at the same rate of 0.84% of average daily net assets. The cost of combining the funds, currently $0.04 million, will be paid by the Company and will be capitalized as part of the acquisition of management contracts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Management’s report on internal control over financial reporting set forth in Item 8 of part II of this Form 10-K is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2011 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by the Item regarding our executive officers and directors, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in our Proxy Statement for our 2012 Annual Meeting (“Proxy Statement”), under the captions “Election of Directors” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

CODE OF ETHICS

On July 1, 2005, Hennessy Advisors, Inc. adopted an expanded code of ethics that applies to the principal executive officer, principal financial officer, executive vice presidents and all other employees. The code has been designed in accordance with expanded provisions of the Sarbanes-Oxley Act of 2002, to promote honest and ethical conduct. The code also applies to The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust and Hennessy SPARX Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

Hennessy Advisors, Inc.

7250 Redwood Blvd., Suite 200

Novato, CA 94945

Attention: Teresa Nilsen

ITEM 11.	EXECUTIVE COMPENSATION

Information required by the Item regarding compensation we paid to our directors and our “named executive officers” in 2011 can be found in the Proxy Statement under the caption “Executive Compensation.” Such information is incorporated by reference as if fully set forth herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by the Item regarding our principal securities holders and the security holdings of our directors and executive officers can be found in the Proxy Statement under the caption “Voting Securities.” Such information is incorporated by reference as if fully set forth herein.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On May 2, 2001, we established an incentive plan (the “Omnibus Plan”) providing for the issuance of options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Omnibus Plan is 25% of the outstanding common stock of the Company, or 1,435,362 shares, as of the fiscal year ended September 30, 2011, subject to adjustment by the compensation committee of the Board of Directors. An aggregate of 885,377 options for our common stock and 231,050 RSU’s have been granted as of September 30, 2011, to certain employees, executive officers, and directors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $4.43 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2011, employees had exercised 196,639 options, 43,668 options were forfeited, 20,163 RSU’s were forfeited and 142,362 net shares of common stock were issued for the vesting of 176,063 RSU’s (net of shares repurchased for tax withholding). There were 645,050 options fully vested and exercisable and 34,825 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2011. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	679,875	$4.20	386,724
Equity compensation plans not approved by security holders	0	0	0

Total	679,875	$4.20	386,724

(1)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 1,435,362 shares, as of the fiscal year ended September 30, 2011.
(2)	The number of securities to be issued includes 34,825 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Election of Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP for professional services performed for 2011 and 2010, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8 of this Annual Report on Form 10-K.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)*

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)*

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund)(1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.3	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (7)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund) (7)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Focus 30 Fund) (7)

10.11	Servicing Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.11(a)	Amendment to Servicing Agreement, dated March 1, 2009, between the Registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (9)

10.14	Restricted Stock Unit Award Agreement for officers (2) (8)

10.15	Restricted Stock Unit Agreement for Directors (2) (8)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (9)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (9)

10.18	Amendment No. 2, dated December 18, 2008, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (10)

10.19	Amendment No. 3, dated September 3, 2009, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (11)

10.20	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.21	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.22	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.24	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.25	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (12)

10.26	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Select Large Value Fund) (12)

10.27	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (on behalf of the Hennessy Select Large Value Fund) (12)

10.28	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.29	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Management Co., Ltd. (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.30	Sixth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (13)

10.31	Servicing Agreement, dated July 1, 2007, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund and the Hennessy Balanced Fund)

10.32	Servicing Agreement, dated June 1, 2010, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101**	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.
(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed December 12, 2008.
(7)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).
(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.
(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.
(10)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2008.
(11)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 9, 2009.
(12)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.
(13)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 3, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc. (Registrant)

By:	/s/ Neil J. Hennessy	Dated:	December 9, 2011
Neil J. Hennessy
Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated:	December 9, 2011
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated:	December 9, 2011
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Kathryn R. Fahy	Dated:	December 9, 2011
Kathryn R. Fahy
Controller

By:	/s/ Charles W. Bennett	Dated:	December 9, 2011
Charles W. Bennett
Director

By:	/s/ Daniel G. Libarle	Dated:	December 9, 2011
Daniel G. Libarle
Director

By:	/s/ Thomas L. Seavey	Dated:	December 9, 2011
Thomas L. Seavey
Director

By:	/s/ Henry Hansel	Dated:	December 9, 2011
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Dated:	December 9, 2011
Brian A. Hennessy
Director

By:	/s/ Rodger Offenbach	Dated:	December 9, 2011
Rodger Offenbach
Director

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.3	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association, dated July 1, 2005 (7)

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Focus 30 Fund) (7)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Focus 30 Fund (7)

10.11	Servicing Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.11(a)	Amendment to Servicing Agreement, dated March 1, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund) – Filed Herewith

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (9)

10.14	Restricted Stock Unit Award Agreement for officers (2) (8)

10.15	Restricted Stock Unit Agreement for Directors (2) (8)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (9)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (9)

10.18	Amendment No. 2, dated December 18, 2008, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (10)

10.19	Amendment No. 3, dated September 3, 2009, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (11)

10.20	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.21	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.22	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.24	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.25	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (12)

10.26	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Select Large Value Fund) (12)

10.27	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (on behalf of the Hennessy Select Large Value Fund) (12)

10.28	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.29	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Asset Management Co., Ltd. (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) (12)

10.30	Sixth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (13)

10.31	Servicing Agreement, dated July 1, 2007, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund and the Hennessy Balanced Fund) – Filed Herewith

10.32	Servicing Agreement, dated June 1, 2010, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund) – Filed Herewith

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm – Filed Herewith

31.1	Rule 13a – 14a Certification of the Chief Executive Officer – Filed Herewith

31.2	Rule 13a – 14a Certification of the Chief Financial Officer– Filed Herewith

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350 – Filed Herewith

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350 – Filed Herewith

101**	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) Filed December 12, 2008.
(7)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).
(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.
(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.
(10)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2008.
(11)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 9, 2009.
(12)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.
(13)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 3, 2010.