Form 10-Q
period 2011-12-31
HENNESSY ADVISORS INC
filed 2012-01-19
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of January 4, 2012 there were 5,754,232 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2011	September 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,833	$8,362
Investments in marketable securities, at fair value	6	6
Investment fee income receivable	566	548
Prepaid expenses	222	236
Deferred income tax asset	107	163
Other current assets	8	19

Total current assets	8,742	9,334

Property and equipment, net of accumulated depreciation of $381 and $396, respectively	131	136
Management contracts	22,322	22,284
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	369	323
Other assets, net of accumulated amortization of $109 and $107, respectively	52	60

Total assets	$31,616	$32,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$301	$873
Current portion of deferred rent	12	24
Bank loan	625	625

Total current liabilities	938	1,522

Long-term debt	1,771	1,927
Deferred income tax liability	4,032	3,848

Total liabilities	6,741	7,297

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,754,232 shares issued and outstanding at December 31, 2011 and 5,741,451 at September 30, 2011	9,548	9,567
Accumulated other comprehensive loss	(143)	(189)
Retained earnings	15,470	15,462

Total stockholders’ equity	24,875	24,840

Total liabilities and stockholders’ equity	$31,616	$32,137

See accompanying notes to unaudited condensed financial statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended December 31,
	2011	2010
Revenue
Investment advisory fees	$1,530	$1,730
Shareholder service fees	187	214
Other	—	5

Total revenue	1,717	1,949

Operating expenses
Compensation and benefits	534	555
General and administrative	548	567
Mutual fund distribution	142	166
Sub-advisor fees	140	158
Amortization and depreciation	21	28

Total operating expenses	1,385	1,474

Operating income	332	475
Interest expense	14	17
Other expense (income), net	(1)	—

Income before income tax expense	319	458
Income tax expense	167	192

Net income	$152	$266

Earnings per share:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Weighted average shares outstanding:
Basic	5,695,783	5,714,841

Diluted	5,713,006	5,719,554

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2011

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2011	5,741,451	$9,567	$15,462	$(189)	$24,840
Net Income	—	—	152	—	152
Dividends paid	—	—	(144)	—	(144)
Unrealized gain on investment in Hennessy Micro Cap Growth Fund, LLC	—	—	—	46	46
Employee and director restricted stock vested	21,478	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(8,697)	(24)	—	—	(24)
Deferred restricted stock unit compensation	—	25	—	—	25
Tax effect of RSU vesting	—	(20)	—	—	(20)

Balance at December 31, 2011	5,754,232	$9,548	$15,470	$(143)	$24,875

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$152	$266
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21	28
Deferred income taxes	240	217
Tax effect from restricted stock unit vesting	(20)	(62)
Restricted stock units repurchased	(24)	(4)
Deferred restricted stock unit compensation	25	70
(Increase) decrease in operating assets:
Investment fee income receivable	(18)	(35)
Prepaid expenses	14	57
Other current assets	11	(3)
Other assets	7	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(572)	(652)
Income taxes	—	17
Current portion of deferred rent	(12)	(1)
Long-term portion of deferred rent	—	(12)

Net cash used in operating activities	(176)	(114)

Cash flows used in investing activities:
Purchases of property and equipment	(15)	(10)
Payments related to acquisition of management contracts	(38)	—

Net cash used in investing activities	(53)	(10)

Cash flows used in financing activities:
Principal payments on bank loan	(156)	(104)
Dividend payment	(144)	(514)

Net cash used in financing activities	(300)	(618)

Net decrease in cash and cash equivalents	(529)	(742)
Cash and cash equivalents at the beginning of the period	8,362	8,054

Cash and cash equivalents at the end of the period	$7,833	$7,312

Supplemental disclosures of cash flow information:
Unrealized gain on investment	$46	$58

Cash paid for:
Income taxes	$—	$—

Interest	$14	$15

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2011, the operating results for the three months ended December 31, 2011 and December 31, 2010, and the cash flows for the three months ended December 31, 2011 and December 31, 2010. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist of providing investment advisory and shareholder services to nine open-end mutual funds (collectively the “Hennessy Funds”), six of which also have institutional share classes; and investment advisory services to one non-registered private pooled investment fund, the Hennessy Micro Cap Growth Fund, LLC. The Company serves as investment advisor for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Select Large Value Fund, the Hennessy Select SPARX Japan Fund, the Hennessy Select SPARX Japan Smaller Companies Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, and the Hennessy Micro Cap Growth Fund, LLC.

(2)	Management Contracts

As of December 31, 2011, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

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

The Company waives its investment advisory fees to comply with contractual expense ratio limitations for the Hennessy Funds’ institutional class shares. The fee waivers are calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from the funds’ accountants in the subsequent month.

In the past, fees have only been waived based on contractual obligations. However, the Company regularly analyzes the fees and has the right to waive fees at its discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would apply on a going forward basis. As of December 31, 2011, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

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

As of December 31, 2011, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3)	Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 26.1% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, is included on the balance sheet at fair market value and is accounted for using the equity method. The fair market value of the investment at December 31, 2011 was $0.4 million.

The accounting method the Company uses for its equity investments is generally dependent upon the influence the Company has over the investee. If there are investments where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest (the Company’s ownership in the Micro Cap Fund is approximately 26.1%), the investee will be consolidated into the Company’s financial statements. Further, as managing member of an investee, the Company is generally presumed to control the investee (and should consolidate the investee into the Company’s financial statements) unless this presumption is overcome because members of the investee other than the Company and its affiliates have the substantive ability to dissolve the investee or otherwise remove the Company as the managing member without cause. After considering the above with respect to the investment in the Micro Cap Fund and the Financial Accounting Standards Board’s (FASB) guidance on investment in equity and variable interests, the Company determined that the Micro Cap Fund should not be consolidated because the Company’s investment is less than 50% of the total investment, the Company can be removed from its position as Managing Member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” and the Company does not have a controlling financial interest in the Micro Cap Fund as the Company has no obligation to absorb gains or losses.

(4)	Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate less one percent. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund acquisition of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance as of December 31, 2011.

In connection with securing the financing discussed above, Hennessy Advisors incurred loan costs in the amount of $31,250, which are being amortized on a straight-line basis over 60 months. These costs are included in other assets on the balance sheet, net of accumulated amortization.

(5)	Investment Advisory and Shareholder Service Fee Revenue

Investment advisory and shareholder services, which are the Company’s primary sources of revenue, are recorded when earned. The Company receives investment advisory fees monthly at an annual rate of 0.74% of the average daily net assets of the Hennessy Cornerstone Growth Fund, the Hennessy Focus 30 Fund, the Hennessy Cornerstone Large Growth Fund, and the Hennessy Cornerstone Value Fund; at an annual rate of 0.85% of the average daily net assets of the Hennessy Select Large Value Fund; at an annual rate of 1.00% of the Hennessy Select SPARX Japan Fund; and at an annual rate of 1.20% of the Hennessy Select SPARX Japan Smaller Companies Fund. The annual advisory fee for the Hennessy Balanced Fund and the Hennessy Total Return Fund is 0.60%, and the annual advisory fee for the Micro Cap Fund is 2.0% of the aggregate capital accounts of the members, but no management fee is charged to the capital account of the Company.

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

Fees are earned for shareholder support services provided for each of the original class shares of the nine Hennessy Funds. The shareholder service fees are charged at an annual rate of 0.1% of average daily net assets.

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the three months ended December 31, 2011 and 2010.

(6)	Income Taxes

The following is our tax position at December 31, 2011 and 2010:

The provision (benefit) for income taxes comprised of the following for the three months ended December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Current
Federal	$(53,100)	$30,000
State	100	7,200

	(53,000)	37,200

Deferred
Federal	165,900	132,300
State	54,300	22,100

	220,200	154,400

Total	$167,200	$191,600

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2011 and September 30, 2011 are presented below:

	12/31/2011	9/30/2011
Current deferred tax assets:
Accrued compensation	$17,900	$53,100
Deferred rent	4,800	9,500
State taxes	—	20,400
Charitable Contribution Carryover	84,500	80,400

Total deferred tax assets	107,200	163,400

Noncurrent deferred tax liabilities:
Net operating loss	48,900	42,000
Property and equipment	(3,200)	(9,500)
Management contracts	(4,077,200)	(3,880,500)

Total deferred tax liabilities	(4,031,500)	(3,848,000)

Net deferred tax liabilities	$(3,924,300)	$(3,684,600)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2007 through 2010 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2004 through 2010 tax years remain open in California.

The Company’s effective tax rates for the three months ended December 31, 2011 and 2010, were 52.3% and 41.8%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes. The effective tax rate for the current period ended December 31, 2011 is abnormally high due to a non-recurring revaluation of the Company’s state deferred tax liabilities to reflect a higher blended state tax rate.

(7)	Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 645,050 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the three months ended December 31, 2011 because they were anti-dilutive. There were 678,025 common stock equivalents, consisting of unexercised options and unvested restricted stock units (“RSUs”), excluded from the per share calculation for the three months ended December 31, 2010 because they were anti-dilutive.

A quarterly cash dividend of $0.025 per share was paid on December 8, 2011 to shareholders of record as of November 15, 2011.

(8)	Stock-Based Compensation

On May 2, 2001, the Company established an omnibus incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Plan is 25% of the outstanding common stock of the Company, subject to adjustment by the compensation’ committee of the Board of Directors. The 25% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 25% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

The exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the three months ended December 31, 2011 and 2010.

Under the Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the three months ended December 31, 2011 and 2010. RSU activity for the three months ended December 31, 2011 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2011
	Number of Restricted Share Units	Weighted Fair Value Per Share Each Date
Non-vested Balance at September 30, 2011	15,949	$5.28
Granted	—	—
Vested (1)	(4,823)	5.25
Forfeited	—	—

Non-vested Balance at December 31, 2011	11,126	$4.93

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 12,781 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the three months ended December 31, 2011.

Restricted Stock Unit Compensation Three Months Ended December 31,2011
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,152

Compensation Expense recognized as of December 31, 2011	(2,122)

Unrecognized compensation expense related to RSU’s at December 31, 2011	$30

As of December 31, 2011, there was $0.03 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 10 months.

(9)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. There were no other commitments or contingencies as of December 31, 2011.

As of December 31, 2011, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(10)	Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchies as of December 31, 2011:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$7,772	$—	$—	$7,772
Mutual fund investments	6	—	—	6
Investment in domestic equities	—	369	—	369

Total	$7,778	$369	$—	$8,147

Amounts included in:
Cash and cash equivalents	$7,772	$—	$—	$7,772
Investments in marketable securities	6	—	—	6
Investment in the Hennessy Micro Cap Fund	—	369	—	369

Total	$7,778	$369	$—	$8,147

(11)	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-12. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,”Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 (the Company’s fiscal year 2013). The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2011 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 as filed with the SEC on December 9, 2011.

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

	Three Months Ended December 31,
	2011	2010
Net income attributable to stockholders	$152	$266

Other comprehensive income
Unrealized gain on investment	46	58

Total other comprehensive income	46	58

Total comprehensive income	$198	$324

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

Overview

We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $777.1 million and $896.4 million for the three months ended December 31, 2011 and 2010, respectively.

Total assets under management were $781.0 million as of December 31, 2011. Our total assets under management have decreased since December 31, 2010, due to market depreciation and net outflows. The following table illustrates the changes in assets under management from December 31, 2010 through December 31, 2011:

	Assets Under Management At Each Quarter End, December 31, 2010 through December 31, 2011
	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
	(In Thousands)
Beginning assets under management	$892,465	$885,354	$915,830	$882,597	$749,310
Organic inflows	23,894	80,559	19,221	63,907	32,172
Redemptions	(100,443)	(109,999)	(53,860)	(64,510)	(64,137)
Market appreciation (depreciation)	69,438	59,916	1,406	(132,684)	63,605

Ending assets under management	$885,354	$915,830	$882,597	$749,310	$780,950

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of December 31, 2011, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of management contracts. As of December 31, 2011, this liability had a balance of $2.4 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
		2011	2010
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

Revenue:
Investment advisory fees	$1,530	89.1%	$1,730	88.8%
Shareholder service fees	187	10.9	214	11.0
Other	—	—	5	0.2

Total revenue	1,717	100.0	1,949	100.0

Operating expenses:
Compensation and benefits	534	31.1	555	28.5
General and administrative	548	31.9	567	29.1
Mutual fund distribution	142	8.3	166	8.5
Sub-advisor fees	140	8.2	158	8.1
Amortization and depreciation	21	1.2	28	1.4

Total operating expenses	1,385	80.7	1,474	75.6

Operating income	332	19.3	475	24.4
Interest expense	14	0.8	17	0.9
Other income	(1)	(0.1)	—	—

Income before income tax expense	319	18.6	458	23.5
Income tax expense	167	9.7	192	9.9

Net income	$152	8.9%	$266	13.6%

Revenues: Total revenue decreased 11.9% to $1.7 million in the three months ended December 31, 2011, due to decreased average assets under management. Investment advisory fees decreased 11.6% to $1.5 million in the three months ended December 31, 2011, and shareholder service fees decreased 12.6% to $0.2 million in the three months ended December 31, 2011. The decrease in investment advisory and shareholder service fees is due to decreased average daily net assets in our mutual funds.

Average daily net assets in our mutual funds for the three months ended December 31, 2011 decreased by $119.3 million, or 13.3%, to $777.1 million from $896.4 million in the prior comparable period. The decrease is mainly attributable to net outflows. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($41.7 million) and the Hennessy Cornerstone Value Fund ($32.7 million).

About 21.3% of the total average daily net assets ($165.8 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds decreased by $104.4 million, or 11.8%, as of December 31, 2011, from $885.4 million as of the end of the prior comparable period. The $104.4 million decrease in net mutual fund assets is attributable to market depreciation of $7.8 million and net outflows of $96.6 million. Redemptions as a percentage of assets under management decreased from an average of 3.8% per month to 2.7% per month during the same period due to decreased net outflows.

The net outflows are due to investors remaining apprehensive of the equity markets. Despite investor fear, there has been very little market depreciation since the prior period.

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

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the three months ended December 31, 2011 and 2010.

Operating Expenses: Total operating expenses decreased 6.0% to $1.4 million in the three months ended December 31, 2011, from $1.5 million in the prior comparable period. The decrease is due to decreases in all expense categories. As a percentage of total revenue, total operating expenses increased by 5.1% to 80.7% in the three months ended December 31, 2011, as compared to 75.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 3.8% to $0.5 million in the three months ended December 31, 2011, from $0.6 million in the prior comparable period. The decrease resulted primarily from decreased RSU compensation expense as new awards have not been granted and previous awards have been fully vested. As a percentage of total revenue, compensation and benefits increased by 2.6% to 31.1% for the three months ended December 31, 2011, compared to 28.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 3.4% to $0.5 million in the three months ended December 31, 2011, from $0.6 million in the prior comparable period. The decrease resulted primarily from a decrease in public relations expense relating to a public relations call regarding Japan completed in the prior period. As a percentage of total revenue, general and administrative expense increased by 2.8% to 31.9% in the three months ended December 31, 2011, from 29.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 14.5% to $0.1 million in the three months ended December 31, 2011, from $0.2 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.2% to 8.3% for the three months ended December 31, 2011, compared to 8.5% in the prior comparable period.

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

The decreased costs in the current period are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the three months ended December 31, 2011, the value of the mutual funds held on Charles Schwab (the platform to which we pay over half of our total mutual fund distribution fees) decreased by about 15% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 11.4% to $0.1 million in the three months ended December 31, 2011, from $0.2 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense increased by 0.1% to 8.2% for the three months ended December 31, 2011, compared to 8.1% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation decreased 25.0% to $0.02 million in the three months ended December 31, 2011, from $0.03 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased by 0.2% to 1.2% for the three months ended December 31, 2011, compared to 1.4% in the prior comparable period.

Interest Expense: Interest expense decreased by 17.6% from the prior comparable period due to payments of $0.6 million on the principal loan balance since the prior comparable period. As a percentage of total revenue, interest expense decreased by 0.1% to 0.8% for the three months ended December 31, 2011, compared to 0.9% in the prior comparable period.

Income Taxes: The provision for income taxes decreased 13.0% to $0.17 million in the three months ended December 31, 2011, from $0.19 million in the prior comparable period. The change is due to decreased income before tax in the current period.

Net Income: Net income decreased by 42.9% to a net income of $0.15 million in the three months ended December 31, 2011, from $0.27 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-12. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,”Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 (our fiscal year 2013). The adoption of this standard is not expected to have a material impact on our financial position and results of operations.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2011. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of December 31, 2011, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of December 31, 2011.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2011 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2011 were $781.0 million, which was an increase of $31.6 million, or 4.2%, from September 30, 2011. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.5 million as of December 31, 2011. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2011, we had cash and cash equivalents of $7.8 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2011 and 2010:

	For the Three Months Ended December 31, (unaudited, in thousands)
	2011	2010
Cash flow data:
Operating cash flows	$(176)	$(114)
Investing cash flows	(53)	(10)
Financing cash flows	(300)	(618)

Net decrease in cash and cash equivalents	$(529)	$(742)

The increase in cash used in operating activities is mainly due to a $0.11 million decrease in net income in the current period, partly offset by a decrease in the payoff of accrued liabilities and accounts payable in the current period.

The increase in cash used in investing activities is due to $0.38 million paid to merge the Hennessy Cornerstone Growth Fund, Series II into the Hennessy Cornerstone Growth Fund in October, 2011.

The decrease in cash used in financing activities is due to a decrease in dividends paid to shareholders in the current period. In the prior period, we paid an annual dividend of $0.51 million. We have since transitioned to quarterly dividend payments and therefore paid only $0.14 million to shareholders in the current period.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by the Company’s assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of December 31, 2011. As of December 31, 2011, we have $2.4 million currently outstanding under our bank loan.

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Maximum number of shares that may yet be purchased under the plans or programs (4)
	(a)	(b)	(c)	(d)
October 1-31, 2011	0	$0.00	0	908,807
November 1-30, 2011(1)	4,755	$3.00	0	908,807
December 1-31, 2011(2)	3,942	$2.97	0	908,807
Total (3)	8,697	$2.99	0	908,807

(1)	The shares repurchased on November 1, 2011 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on November 1, 2008, and were not purchased pursuant to the stock buyback program described below. Withholding requirements are at statutory rates.
(2)	The shares repurchased on December 6, 2011 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on December 6, 2007, and were not purchased pursuant to the stock buyback program described below.
(3)	The total shares repurchased were purchased at a weighted average price of $2.99 share.
(4)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101*	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2011, filed on January 19, 2012, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: January 19, 2012	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101*	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.