Form 10-Q
period 2012-03-31
HENNESSY ADVISORS INC
filed 2012-05-03
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 4, 2012 there were 5,759,857 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2012	September 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,173	$8,362
Investments in marketable securities, at fair value	6	6
Investment fee income receivable	590	548
Prepaid expenses	126	236
Deferred income tax asset	131	163
Other current assets	48	19

Total current assets	9,074	9,334

Property and equipment, net of accumulated depreciation of $354 and $396, respectively	120	136
Management contracts	22,322	22,284
Investment in the Hennessy Micro Cap Growth Fund, LLC, at fair value	428	323
Other assets, net of accumulated amortization of $110 and $107, respectively	46	60

Total assets	$31,990	$32,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$520	$873
Deferred rent	22	24
Bank loan	625	625

Total current liabilities	1,167	1,522

Long-term debt	1,615	1,927
Deferred income tax liability	4,182	3,848

Total liabilities	6,964	7,297

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,759,857 shares issued and outstanding at March 31, 2012 and 5,741,451 at September 30, 2011	9,574	9,567
Accumulated other comprehensive loss	(84)	(189)
Retained earnings	15,536	15,462

Total stockholders’ equity	25,026	24,840

Total liabilities and stockholders’ equity	$31,990	$32,137

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2012	2011	2012	2011
Revenue
Investment advisory fees	$1,538	$1,761	$3,068	$3,491
Shareholder service fees	191	218	378	432
Other	—	—	—	5

Total revenue	1,729	1,979	3,446	3,928

Operating expenses
Compensation and benefits	586	602	1,120	1,157
General and administrative	387	425	935	992
Mutual fund distribution	149	168	291	334
Sub-advisor fees	142	177	282	335
Amortization and depreciation	25	26	46	54

Total operating expenses	1,289	1,398	2,674	2,872

Operating income	440	581	772	1,056

Interest expense	13	17	27	34
Other expense (income), net	—	(1)	(1)	(1)

Income before income tax expense	427	565	746	1,023

Income tax expense	181	233	348	425

Net income	$246	$332	$398	$598

Earnings per share:
Basic	$0.04	$0.06	$0.07	$0.10

Diluted	$0.04	$0.06	$0.07	$0.10

Weighted average shares outstanding:
Basic	5,697,740	5,688,901	5,739,123	5,723,257

Diluted	5,703,509	5,699,491	5,745,235	5,731,221

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2012

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2011	5,741,451	$9,567	$15,462	$(189)	$24,840

Net Income	—	—	398	—	398

Dividends paid	—	—	(324)	—	(324)

Unrealized gain on investment in Hennessy

Micro Cap Growth Fund, LLC	—	—	—	105	105

Director stock options exercised	5,000	15	—	—	15

Employee and director restricted stock vested	22,103	—	—	—	—

Repurchase of vested restricted stock for employee tax withholding	(8,697)	(24)	—	—	(24)

Deferred restricted stock unit compensation	—	35	—	—	35

Tax effect of RSU vesting	—	(19)	—	—	(19)

Balance at March 31, 2012	5,759,857	$9,574	$15,536	$(84)	$25,026

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$398	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	54
Deferred income taxes	366	365
Tax effect from restricted stock unit vesting	(19)	(59)
Restricted stock units repurchased for employee tax withholding	(24)	(5)
Deferred restricted stock unit compensation	35	108
Unrealized gain on marketable securities	—	(1)

(Increase) decrease in operating assets:
Investment fee income receivable	(42)	(58)
Prepaid expenses	110	(23)
Other current assets	(29)	9
Other assets	10	(1)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(353)	(433)
Income taxes	—	(18)
Deferred rent	(2)	(25)

Net cash provided by operating activities	496	511

Cash flows used in investing activities:
Purchases of property and equipment	(26)	(25)
Payments related to acquisition of management contracts	(38)	—

Net cash used in investing activities	(64)	(25)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(312)	(260)
Proceeds from exercise of director stock options	15	—
Dividend payment	(324)	(658)

Net cash used in financing activities	(621)	(918)

Net decrease in cash and cash equivalents	(189)	(432)

Cash and cash equivalents at the beginning of the period	8,362	8,054

Cash and cash equivalents at the end of the period	$8,173	$7,622

Supplemental disclosures of cash flow information:
Unrealized gain on investment	$105	$81

Cash paid for:
Income taxes	$30	$201

Interest	$27	$32

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2012, the operating results for the three and six months ended March 31, 2012 and March 31, 2011, and the cash flows for the six months ended March 31, 2012 and March 31, 2011. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(2) Management Contracts

As of March 31, 2012, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Focus 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Large Growth Fund and the Hennessy Select Large Value Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Select SPARX Japan Fund and the Hennessy Select SPARX Japan Smaller Companies Fund.

The management agreements for the Hennessy Funds are renewed annually by (1) the board of directors or trustees of the applicable investment company or by a majority vote of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of Hennessy Funds Trust and Hennessy SPARX Funds Trust on March 7, 2012 for a period of one year.

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

In the past, fees have only been waived based on contractual obligations. However, the Company regularly analyzes the fees and has the right to waive fees at its discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would apply on a going forward basis. As of March 31, 2012, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

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

As of March 31, 2012, no triggering events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3) Investment in the Hennessy Micro Cap Growth Fund, LLC

On October 30, 2007, Hennessy Advisors invested $0.5 million in the Micro Cap Fund. The investment currently represents approximately 28.8% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which Hennessy Advisors is the Managing Member.

The investment is classified as an available-for-sale security, is included on the balance sheet at fair market value and is accounted for using the equity method. The fair market value of the investment at March 31, 2012 was $0.4 million.

The accounting method the Company uses for its equity investments is generally dependent upon the influence the Company has over the investee. If there are investments where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest (the Company’s ownership in the Micro Cap Fund is approximately 28.8%), the investee will be consolidated into the Company’s financial statements. Further, as managing member of an investee, the Company is generally presumed to control the investee (and should consolidate the investee into the Company’s financial statements) unless this presumption is overcome because members of the investee other than the Company and its affiliates have the substantive ability to dissolve the investee or otherwise remove the Company as the managing member without cause. After considering the above with respect to the investment in the Micro Cap Fund and the Financial Accounting Standards Board’s (FASB) guidance on investment in equity and variable interests, the Company determined that the Micro Cap Fund should not be consolidated because the Company’s investment is less than 50% of the total investment, the Company can be removed from its position as Managing Member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members,” and the Company does not have a controlling financial interest in the Micro Cap Fund as the Company has no obligation to absorb gains or losses.

(4) Bank Loan

On March 11, 2004, Hennessy Advisors secured financing from US Bank National Association to acquire the management contracts for certain Lindner Funds. The loan has been amended several times, most recently on September 27, 2010. As of March 31, 2012, the outstanding balance of $2.2 million requires 42 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance as of March 31, 2012.

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

In the Micro Cap Fund, an additional “incentive allocation” can potentially be earned on any member’s balance, other than the Company’s balance. The allocation is determined at the end of each calendar quarter as 20% of the amount by which net profits (defined as the amount by which the net asset value on the last day of a period exceeds the net asset value on the commencement of the same period), if any, exceed the positive balance, if any, of a member’s loss carryforward (defined as a memorandum account kept for each member having an initial balance of zero that is increased by the net loss, if any, allocated to each member for each calendar period). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with FASB guidance on revenue recognition, which specifies that the following criteria must be met for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred or the service has been rendered, the fee is fixed and determinable, and collectability is probable. The incentive income is not subject to any clawback provisions that would require us to return fees to investors. There was no incentive fee earned in the six months ended March 31, 2012 and 2011.

(6) Income Taxes

The following is our tax position at March 31, 2012 and 2011:

	3/31/2012	3/31/2011

Current
Federal	$(5,300)	$96,000
State	5,600	24,000

	300	120,000

Deferred
Federal	270,600	261,500
State	76,800	43,700

	347,400	305,200

Total	$347,700	$425,200

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2012 and September 30, 2011 are presented below:

	3/31/2012	9/30/2011

Current deferred tax assets:
Accrued compensation	$27,700	$53,100
Deferred rent	9,100	9,500
State taxes	1,900	20,400
Charitable Contribution Carryover	92,500	80,400

Total deferred tax assets	131,200	163,400

Noncurrent deferred tax liabilities:
Net operating loss	44,800	42,000
Property and equipment	1,900	(9,500)
Management contracts	(4,228,700)	(3,880,500)

Total deferred tax liabilities	(4,182,000)	(3,848,000)

Net deferred tax liabilities	$(4,050,800)	$(3,684,600)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2007 through 2010 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2004 through 2010 tax years remain open in California.

The Company’s effective tax rates for the six months ended March 31, 2012 and 2011, were 46.6% and 41.6%, respectively, and differ from the federal statutory rate of 34% primarily due to the effects of state income taxes. The effective tax rate for the current period ended March 31, 2012 is abnormally high due to a non-recurring revaluation of the Company’s state deferred tax liabilities to reflect a higher blended state tax rate.

(7) Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 439,738 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the six months ended March 31, 2012 because they were anti-dilutive. There were 653,175 common stock equivalents, consisting of unexercised options and unvested Restricted Stock Units (“RSUs”), excluded from the per share calculation for the six months ended March 31, 2011 because they were anti-dilutive.

Quarterly cash dividends of $0.025 and $0.03125 per share, respectively, were paid on December 8, 2011 to shareholders of record as of November 15, 2011; and on March 1, 2012 to shareholders of record as of February 7, 2012.

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

The exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the six months ended March 31, 2012 and 2011.

Under the Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the six months ended March 31, 2012 and 2011. RSU activity for the six months ended March 31, 2012 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2012
	Number of Restricted Share Units	Weighted Fair Value Per Share Each Date
Non-vested Balance at September 30, 2011	15,949	$5.28

Granted	—	—

Vested (1)	(8,526)	4.13

Forfeited	—	—

Non-vested Balance at March 31, 2012	7,423	$2.66

(1)	The restricted stock units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been expensed. Additionally, some of the shares issued in the current year were partially vested (and expensed) in the prior fiscal year. There were 13,406 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the six months ended March 31, 2012.

Restricted Stock Unit Compensation Six Months Ended March 31, 2012
(In Thousands)

Total expected compensation expense related to Restricted Stock Units	$2,152

Compensation Expense recognized as of March 31, 2012	(2,132)

Unrecognized compensation expense related to RSU’s at March 31, 2012	$20

As of March 31, 2012, there was $0.02 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 7 months.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. There were no other commitments or contingencies as of March 31, 2012.

On March 1, 2012, the Company signed an amended lease agreement for the Novato office space extending the lease term through March 31, 2014 with an option for an additional two years thereafter. The amendment includes $0.11 million of free rent at the beginning of the new term, and subsequently a cost of $1.95 per square foot, which is a decrease from $2.05 per square foot prior to the lease amendment. Effective April 1, 2013, there is a rent increase to $2.05 per square foot. The straight-line rent expense through March 31, 2014, the end of the lease amendment, is $1.67 per square foot, or $0.02 million per month.

(10) Fair Value Measurements

In September, 2006, the FASB issued new standard “Fair Value Measurements,” which was effective for our fiscal year 2009. In February, 2008, the FASB issued a new standard which delayed the effective date for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the fiscal year beginning after November 15, 2008 (our fiscal year 2010). The Company adopted the fair value measurement for all financial and non-financial assets and liabilities as of October 1, 2009. Based on the scope of the new accounting guidance, all of the non-financial assets and non-financial liabilities on the Company’s balance sheet are excluded from the new accounting guidance. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchies as of March 31, 2012:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$7,772	$—	$—	$7,772
Mutual fund investments	6	—	—	6
Investment in domestic equities	—	428	—	428

Total	$7,778	$428	$—	$8,206

Amounts included in:
Cash and cash equivalents	$7,772	$—	$—	$7,772
Investments in marketable securities	6	—	—	6
Investment in the Hennessy Micro Cap Fund	—	428	—	428

Total	$7,778	$428	$—	$8,206

(11) New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-12. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 (the Company’s fiscal year 2013). The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In February 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The amendments change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value requirements and are a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011 (the Company’s current fiscal quarter). The adoption of this standard did not impact the Company’s financial position and results of operations.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended March 31, 2012 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 as filed with the SEC on December 9, 2011.

(12) Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is composed of unrealized gains on its investment in the Micro Cap Fund. The components of comprehensive income consisted of the following (in thousands):

	Six Months Ended March 31,
	2012	2011

Net income attributable to stockholders	$398	$598

Other comprehensive income
Unrealized gain on investment	105	81

Total other comprehensive income	105	81

Total comprehensive income	$503	$679

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

Overview

We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed acquisitions of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $793.2 million and $909.8 million for the six months ended March 31, 2012 and 2011, respectively.

Total assets under management were $814.9 million as of March 31, 2012. Our total assets under management have decreased since March 31, 2011, due to net outflows. The following table illustrates the changes in assets under management from March 31, 2011 through March 31, 2012:

	Assets Under Management At Each Quarter End, March 31, 2011 through March 31, 2012
	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
	(In Thousands)

Beginning assets under management	$885,354	$915,830	$882,597	$749,310	$780,950

Organic inflows	80,559	19,221	63,907	32,172	28,167

Redemptions	(109,999)	(53,860)	(64,510)	(64,137)	(75,389)

Market appreciation (depreciation)	59,916	1,406	(132,684)	63,605	81,216

Ending assets under management	$915,830	$882,597	$749,310	$780,950	$814,944

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the acquisition of management agreements. As of March 31, 2012, this asset had a net balance of $22.3 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the acquisition of management contracts. As of March 31, 2012, this liability had a balance of $2.2 million.

Results of Operations

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$1,538	89.0%	$1,761	89.0%
Shareholder service fees	191	11.0	218	11.0
Other	—	—	—	—

Total revenue	1,729	100.0	1,979	100.0

Operating expenses:
Compensation and benefits	586	33.9	602	30.4
General and administrative	387	22.4	425	21.5
Mutual fund distribution	149	8.6	168	8.5
Sub-advisor fees	142	8.2	177	8.9
Amortization and depreciation	25	1.5	26	1.3

Total operating expenses	1,289	74.6	1,398	70.6

Operating income	440	25.4	581	29.4

Interest expense	13	0.7	17	0.9
Other income	—	—	(1)	(0.1)

Income before income tax expense	427	24.7	565	28.6

Income tax expense	181	10.5	233	11.8

Net income	$246	14.2%	$332	16.8%

Revenues: Total revenue decreased 12.6% to $1.7 million in the three months ended March 31, 2012, due to decreased average assets under management. Investment advisory fees decreased 12.7% to $1.5 million in the three months ended March 31, 2012, and shareholder service fees decreased 12.4% to $0.2 million in the three months ended March 31, 2012. The decrease in investment advisory and shareholder service fees is due to decreased average daily net assets in our mutual funds.

Average daily net assets in our mutual funds for the three months ended March 31, 2012 decreased by $113.9 million, or 12.3%, to $809.5 million from $923.4 million in the prior comparable period. The decrease is mainly attributable to net outflows. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($31.4 million) and the Hennessy Cornerstone Value Fund ($25.2 million).

About 23.9% of the total average daily net assets ($193.2 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds decreased by $100.9 million, or 11.0%, as of March 31, 2012, from $915.8 million as of the end of the prior comparable period. The $100.9 million decrease in net mutual fund assets is attributable to net outflows of $114.4 million, partly offset by market appreciation of $13.5 million. Redemptions as a percentage of assets under management decreased from an average of 3.9% per month to 3.1% per month during the same period due to decreased outflows.

The net outflows are due to investors remaining apprehensive of the equity markets. Despite investor fear, there has been very little market depreciation since the prior period.

Redemptions from the funds were due, among other factors, to the following:

We are confident that the overall economic environment is beginning to see signs of improvement, but investors have yet to return to investing in domestic equity funds. Corporate earnings before tax were at an all-time high last year, and while many corporations may not see record growth in the coming year, we believe that corporate profits in the U.S. will remain strong.

Domestic unemployment continues to register at about 8 percent or higher as more than 15 million Americans look for work. Companies will continue to spend money on internal infrastructure, initiate and pay dividends, buy back their stock, hoard cash, and make acquisitions, and all of these practices are good for the stock market, but until we see companies hire, overall economic growth will be slow.

Due to the continued slow growth in our overall economy, the turmoil globally, and the lack of clarity from the U.S. Government on several important issues (taxes, healthcare, and regulation), investors are not quite ready to jump back in and invest in mutual funds, and many continue to redeem their mutual fund investments.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations for all classes of shares, but now only has contractual expense ratio limitations for institutional class shares. The Company does not normally waive fees (other than for institutional class shares), nor does it anticipate waiving fees, on a voluntary basis.

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the three months ended March 31, 2012 and 2011.

Operating Expenses: Total operating expenses decreased 7.8% to $1.3 million in the three months ended March 31, 2012, from $1.4 million in the prior comparable period. The decrease is due to decreases in all expense categories. As a percentage of total revenue, total operating expenses increased by 4.0% to 74.6% in the three months ended March 31, 2012, as compared to 70.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 2.7% to $0.59 million in the three months ended March 31, 2012, from $0.60 million in the prior comparable period. The decrease resulted primarily from decreased RSU compensation expense as new awards have not been granted and previous awards have been fully vested. As a percentage of total revenue, compensation and benefits increased by 3.5% to 33.9% for the three months ended March 31, 2012, compared to 30.4% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 8.9% to $0.39 million in the three months ended March 31, 2012, from $0.43 million in the prior comparable period. The decrease resulted primarily from a decrease in office rent due to the transition of our trading headquarters from Stamford, Connecticut to our main headquarters in Novato, California. As a percentage of total revenue, general and administrative expense increased by 0.9% to 22.4% in the three months ended March 31, 2012, from 21.5% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 11.3% to $0.15 million in the three months ended March 31, 2012, from $0.17 million in the prior comparable period. As a percentage of total revenue, distribution expense increased by 0.1% to 8.6% for the three months ended March 31, 2012, compared to 8.5% in the prior comparable period.

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

The decreased costs in the current period are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the three months ended March 31, 2012, the value of the mutual funds held on Charles Schwab (the platform to which we pay over half of our total mutual fund distribution fees) decreased by 11% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 19.8% to $0.14 million in the three months ended March 31, 2012, from $0.18 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense decreased by 0.7% to 8.2% for the three months ended March 31, 2012, compared to 8.9% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation decreased 3.8% to $0.025 million in the three months ended March 31, 2012, from $0.026 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense increased by 0.2% to 1.5% for the three months ended March 31, 2012, compared to 1.3% in the prior comparable period.

Interest Expense: Interest expense decreased by 23.5% from the prior comparable period due to payments of $0.6 million on the principal loan balance since the prior comparable period. As a percentage of total revenue, interest expense decreased by 0.2% to 0.7% for the three months ended March 31, 2012, compared to 0.9% in the prior comparable period.

Income Taxes: The provision for income taxes decreased 22.3% to $0.18 million in the three months ended March 31, 2012, from $0.23 million in the prior comparable period. The change is due to decreased income before tax in the current period.

Net Income: Net income decreased by 25.9% to $0.25 million in the three months ended March 31, 2012, from $0.33 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of operations as dollar amounts and as percentages of total revenue for the six months ended March 31, 2012 and 2011:

	Six Months Ended March 31,
	2012		2011
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$3,068	89.0%	$3,491	88.9%
Shareholder service fees	378	11.0	432	11.0
Other	—	—	5	0.1

Total revenue	3,446	100.0	3,928	100.0

Operating expenses:
Compensation and benefits	1,120	32.5	1,157	29.5
General and administrative	935	27.1	992	25.3
Mutual fund distribution	291	8.4	334	8.5
Sub-advisor fees	282	8.2	335	8.5
Amortization and depreciation	46	1.4	54	1.4

Total operating expenses	2,674	77.6	2,872	73.2

Operating income	772	22.4	1,056	26.8

Interest expense	27	0.9	34	0.9
Other income	(1)	(0.1)	(1)	(0.1)

Income before income tax expense	746	21.6	1,023	26.0

Income tax expense	348	10.1	425	10.8

Net income	$398	11.5%	$598	15.2%

Revenues: Total revenue decreased 12.3% to $3.4 million in the six months ended March 31, 2012, due to decreased average assets under management. Investment advisory fees decreased 12.1% to $3.1 million in the six months ended March 31, 2012, and shareholder service fees decreased 12.5% to $0.38 million in the six months ended March 31, 2012. The decrease in investment advisory and shareholder service fees is due to decreased average daily net assets in our mutual funds.

Average daily net assets in our mutual funds for the six months ended March 31, 2012 decreased by $116.6 million, or 12.8%, to $793.2 million from $909.8 million in the prior comparable period. The decrease is mainly attributable to net outflows. The largest net outflows were from the Hennessy Cornerstone Growth Fund ($31.4 million) and the Hennessy Cornerstone Value Fund ($25.2 million).

About 22.6% of the total average daily net assets ($179.4 million) for the period are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of daily average assets, except for the Hennessy Select Large Value Fund, which generates revenue at a rate of 0.95% of daily average assets. However, the Company pays a sub-advisor fee of 0.35% of daily average assets of the Hennessy Select Large Value Fund, which reduces the net income generated by the fund for the Company.

Total net assets in our mutual funds decreased by $100.9 million, or 11.0%, as of March 31, 2012, from $915.8 million as of the end of the prior comparable period. The $100.9 million decrease in net mutual fund assets is attributable to net outflows of $114.4 million, partly offset by market appreciation of $13.5 million. Redemptions as a percentage of assets under management decreased from an average of 3.9% per month to 2.9% per month during the same period due to decreased outflows.

The net outflows are due to investors remaining apprehensive of the equity markets. Despite investor fear, there has been very little market depreciation since the prior period.

Redemptions from the funds were due, among other factors, to the following:

We are confident that the overall economic environment is beginning to see signs of improvement, but investors have yet to return to investing in domestic equity funds. Corporate earnings before tax were at an all-time high last year, and while many corporations may not see record growth in the coming year, we believe that corporate profits in the U.S. will remain strong.

Domestic unemployment continues to register at about 8 percent or higher as more than 15 million Americans look for work. Companies will continue to spend money on internal infrastructure, initiate and pay dividends, buy back their stock, hoard cash, and make acquisitions, and all of these practices are good for the stock market, but until we see companies hire, overall economic growth will be slow.

Due to the continued slow growth in our overall economy, the turmoil globally, and the lack of clarity from the U.S. Government on several important issues (taxes, healthcare, and regulation), investors are not quite ready to jump back in and invest in mutual funds, and many continue to redeem their mutual fund investments.

In the past, the Company has been obligated to waive fees to comply with contractual expense ratio limitations for all classes of shares, but now only has contractual expense ratio limitations for institutional class shares. The Company does not normally waive fees (other than for institutional class shares), nor does it anticipate waiving fees, on a voluntary basis.

Although the Company may earn incentive income on the Micro Cap Fund, the Company did not earn incentive income for the six months ended March 31, 2012 and 2011.

Operating Expenses: Total operating expenses decreased 6.9% to $2.7 million in the six months ended March 31, 2012, from $2.9 million in the prior comparable period. The decrease is due to decreases in all expense categories. As a percentage of total revenue, total operating expenses increased by 4.4% to 77.6% in the six months ended March 31, 2012, as compared to 73.2% in the prior comparable period.

Compensation and Benefits: Compensation and benefits decreased 3.2% to $1.1 million in the six months ended March 31, 2012, from $1.2 million in the prior comparable period. The decrease resulted primarily from decreased RSU compensation expense as new awards have not been granted and previous awards have been fully vested. As a percentage of total revenue, compensation and benefits increased by 3.0% to 32.5% for the six months ended March 31, 2012, compared to 29.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 5.7% to $0.9 million in the six months ended March 31, 2012, from $1.0 million in the prior comparable period. The decrease resulted primarily from a decrease in office rent due to the transition of our trading headquarters from Stamford, Connecticut to our main headquarters in Novato, California. As a percentage of total revenue, general and administrative expense increased by 1.8% to 27.1% in the six months ended March 31, 2012, from 25.3% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense decreased 12.9% to $0.29 million in the six months ended March 31, 2012, from $0.33 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased by 0.1% to 8.4% for the six months ended March 31, 2012, compared to 8.5% in the prior comparable period.

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

The decreased costs in the current period are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the six months ended March 31, 2012, the value of the mutual funds held on Charles Schwab (the platform to which we pay over half of our total mutual fund distribution fees) decreased by 13% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense decreased 15.8% to $0.28 million in the six months ended March 31, 2012, from $0.33 million in the prior comparable period. The decrease is a result of a decrease in sub-advised assets in the current period, mainly due to net outflows. As a percentage of total revenue, sub-advisor fee expense decreased by 0.3% to 8.2% for the six months ended March 31, 2012, compared to 8.5% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation decreased 14.8% to $0.046 million in the six months ended March 31, 2012, from $0.054 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 1.4% compared to the prior comparable period.

Interest Expense: Interest expense decreased by 20.6% from the prior comparable period due to payments of $0.6 million on the principal loan balance since the prior comparable period. As a percentage of total revenue, interest expense remained the same at 0.9% compared to the prior comparable period.

Income Taxes: The provision for income taxes decreased 18.1% to $0.35 million in the six months ended March 31, 2012, from $0.43 million in the prior comparable period. The change is due to decreased income before tax in the current period.

Net Income: Net income decreased by 33.4% to $0.4 million in the six months ended March 31, 2012, from $0.6 million in the prior comparable period, as a result of the factors discussed above.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-12. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 (our fiscal year 2013). The adoption of this standard is not expected to have a material impact on our financial position and results of operations.

In February 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The amendments change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value requirements and are a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011 (our current fiscal quarter). The adoption of this standard did not impact our financial position and results of operations.

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

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles - Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted annually and coincides with our annual financial reporting. Additionally, we make a quarterly assessment to determine if a triggering event has occurred.

In conducting the annual impairment analysis, the future revenues are calculated as a percent of assets under management based on our existing management agreements with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenues and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenues and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15 year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to center about the 11% range, as evidenced by S&P 500 returns since inception. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2011. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of March 31, 2012, no triggering events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s acquisition of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to acquire the management contracts. The amounts are included in the management contract asset totaling $22.3 million as of March 31, 2012.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2012 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2012 were $814.9 million, which was an increase of $65.6 million, or 8.8%, from September 30, 2011. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Property and equipment and management agreements acquired totaled $22.4 million as of March 31, 2012. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007 (fair market value of $0.4 million as of March 31, 2012). We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2012, we had cash and cash equivalents of $8.2 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2012 and 2011:

	For the Six Months Ended March 31, (unaudited, in thousands)
	2012	2011

Cash flow data:
Operating cash flows	$496	$511
Investing cash flows	(64)	(25)
Financing cash flows	(621)	(918)

Net decrease in cash and cash equivalents	$(189)	$(432)

The decrease in cash provided operating activities is mainly due to a $0.20 million decrease in net income in the current period, mostly offset by the expense of $0.11 from prepaids in the current period.

The increase in cash used in investing activities is due to $0.38 million paid to merge the Hennessy Cornerstone Growth Fund, Series II into the Hennessy Cornerstone Growth Fund in October, 2011.

The decrease in cash used in financing activities is due to a decrease in dividends paid to shareholders in the current period. In the prior period, we paid an annual dividend of $0.51 million in addition to a quarterly dividend of $0.14 million as we were transitioning to quarterly dividends. In the current period, we paid quarterly dividends of $0.32 million to shareholders.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund. The indebtedness we incurred to acquire the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to acquire the management agreements of the Lindner Funds. On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% as of December 17, 2008) and is secured by the Company’s assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of March 31, 2012. As of March 31, 2012, we have $2.2 million currently outstanding under our bank loan.

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

Part II. OTHER INFORMATION

Item 5.	Other Information

(a)	The annual meeting of shareholders was conducted on Tuesday, January 19, 2012.

(b)	The nine incumbent members of our Board of Directors were nominated and elected to serve one year terms, expiring at the annual meeting of shareholders to be held in year 2013. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections, as follows:

	For	Withheld	Broker Nonvotes

Neil J. Hennessy	3,267,554	252	1,718,128
Teresa M. Nilsen	3,267,554	252	1,718,128
Daniel B. Steadman	3,267,554	252	1,718,128
Charles W. Bennett	3,126,515	141,291	1,718,128
Henry Hansel	3,126,515	141,291	1,718,128
Brian A. Hennessy	3,123,140	144,666	1,718,128
Rodger Offenbach	3,126,515	141,291	1,718,128
Daniel G. Libarle	3,123,140	144,666	1,718,128
Thomas L. Seavey	3,123,140	144,666	1,718,128

(c)	Marcum LLP was ratified as the independent registered public accounting firm for the Company for 2012. Votes cast by proxy or by ballot were tabulated and certified by the Inspector of Elections as follows:

Voted	Shares
For	4,963,232
Against	1,801
Abstained	20,951
Broker Nonvotes	0

Total	5,081,724

Item 6.	Exhibits

31.1	Rule 13a - 14a Certification of the Chief Executive Officer

31.1	Rule 13a - 14a Certification of the Chief Executive Officer

31.2	Rule 13a - 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

100*	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2012, filed on May 3, 2012, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date:	May 3, 2012	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a - 14a Certification of the Chief Executive Officer

31.2	Rule 13a - 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2012, filed on May 3, 2012, formatted in XBRL: (i) the Condensed Statements; (ii) the Condensed Balance Sheets; (iii) the Condensed Statement of Cash Flows; and (iv) the Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.