Form 10-K
period 2012-09-30
HENNESSY ADVISORS INC
filed 2012-12-06
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $2.75 on March 31, 2012, was $9,521,003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 19, 2012 there were 5,759,857 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2012

Table of Contents:

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Overview

Hennessy Advisors, Inc. is a publicly traded investment management firm.

Our primary business activity is managing, servicing and marketing our open-end mutual funds, the Hennessy Funds. We are committed to our consistent and repeatable investment process, combining proven stock selection strategies with a highly disciplined, team-managed approach, and to superior service to shareholders. The firm was founded on these principles 23 years ago and the same principles guide us today. Our goal is to provide products that shareholders can have confidence in, knowing their money is invested as promised and managed in their best interest.

Our business strategy is to grow our mutual fund assets under management through two distinct efforts: our marketing and sales efforts and through strategic purchases of management related assets. On October 26, 2012, we successfully completed the purchase of assets related to the management of the entire family of ten FBR funds (the “FBR Funds”). As a result, the FBR Funds have been reorganized into the Hennessy Funds, bringing our total assets under management to $3.1 billion and our total number of shareholders to approximately 180,000.

The successful purchase of the assets related to the management of FBR Funds not only allowed us to broaden our product line-up and increase our assets under management, it also provided an opportunity to refresh the branding and grouping for our existing product offerings. We have renamed several of our funds as follows:

Original Class Shares			Will now be called Investor Class Shares

Hennessy Focus 30 Fund	HFTFX	=	Hennessy Cornerstone Mid Cap 30 Fund	HFMDX

Hennessy Select Large Value Fund	HSVFX	=	Hennessy Large Value Fund	HLVFX

Hennessy Select SPARX Japan Fund	SPXJX	=	Hennessy Japan Fund	HJPNX

Hennessy Select SPARX Japan Smaller Companies Fund	SPJSX	=	Hennessy Japan Small Cap Fund	HJPSX

Institutional Class Shares

Hennessy Focus 30 Fund	HIFTX	=	Hennessy Cornerstone Mid Cap 30 Fund	HIMDX

Hennessy Select Large Value Fund	HSVIX	=	Hennessy Large Value Fund	HLVIX

Hennessy Select SPARX Japan Fund	SPARX	=	Hennessy Japan Fund	HJPIX

Subsequent to our fiscal year-end, the following seven FBR Funds have moved under the Hennessy investment management umbrella, and continue to be managed by the same portfolio managers (the investment objectives and strategies of these Funds remain the same):

FBR Focus Fund	—	Hennessy Focus Fund

FBR Gas Utility Index Fund	—	Hennessy Gas Utility Index Fund

FBR Large Cap Financial Fund	—	Hennessy Large Cap Financial Fund

FBR Small Cap Financial	—	Hennessy Small Cap Financial Fund

FBR Technology Fund	—	Hennessy Technology Fund

FBR Balanced Fund	—	Hennessy Equity and Income Fund

FBR Core Bond Fund	—	Hennessy Core Bond Fund

The remaining three FBR Funds were reorganized into existing Hennessy Funds with similar investment objectives:

FBR Large Cap Fund	—	Hennessy Cornerstone Large Growth Fund

FBR Mid Cap Fund	—	Hennessy Cornerstone Mid Cap 30 Fund

FBR Small Cap Fund	—	Hennessy Cornerstone Growth Fund

The newly expanded family of Hennessy Funds includes sixteen mutual funds, including traditional domestic equity, sector and specialty, as well as balanced and fixed income products.

Domestic Equity	Investor Class Symbol	Institutional Class Symbol	Investment Objective

Hennessy Cornerstone Growth Fund	HFCGX	HICGX	The Fund’s objective is long-term growth of capital.

Hennessy Focus Fund*	HFCSX	HFCIX	The Fund’s objective is capital appreciation.

Hennessy Cornerstone Mid Cap 30 Fund	HFMDX	HIMDX	The Fund’s objective is long-term growth of capital.

Hennessy Cornerstone Large Growth Fund	HFLGX	HILGX	The Fund’s objective is long-term growth of capital.

Hennessy Cornerstone Value Fund	HFCVX	HICVX	The Fund’s objective is total return (consisting of capital appreciation and current income).

Hennessy Large Value Fund	HLVFX	HLVIX	The Fund’s objective is long-term growth of capital and current income.

Hennessy Total Return Fund	HDOGX	n/a	The Fund’s objective is total return (consisting of capital appreciation and current income).

Sector & Specialty	Investor Class Symbol	Institutional Class Symbol	Investment Objective

Hennessy Gas Utility Index Fund*	GASFX	n/a	The Fund’s objective is income and capital appreciation.

Hennessy Small Cap Financial Fund*	HSFNX	HISFX	The Fund’s objective is capital appreciation.

Hennessy Large Cap Financial Fund*	HLFNX	n/a	The Fund’s objective is capital appreciation.

Hennessy Technology Fund*	HTECX	HTCIX	The Fund’s objective is long-term capital appreciation.

Hennessy Japan Fund	HJPNX	HJPIX	The Fund’s objective is long-term capital appreciation.

Hennessy Japan Small Cap Fund	HJPSX	n/a	The Fund’s objective is long-term capital appreciation.

Balanced & Fixed Income	Investor Class Symbol	Institutional Class Symbol	Investment Objective

Hennessy Equity & Income Fund*	HEIFX	HEIIX	The Fund’s objective is long-term capital growth and current income.

Hennessy Balanced Fund	HBFBX	n/a	The Fund’s objective is capital appreciation and current income.

Hennessy Core Bond Fund*	HCBFX	HCBIX	The Fund’s objective is current income with capital growth as a secondary objective.

*Formerly FBR Funds

Fiscal Year Ended September 30, 2012

For our fiscal year ended September 30, 2012, the net assets of the mutual funds we manage were $919 million, an increase of 145% from $375 million as of September 30, 2002, the end of our first fiscal year as a public company.

Each of the Hennessy Funds pays fees to us for our management services. Management services include investment research, supervision of investments, conducting investment programs (including the evaluation, sale and reinvestment of assets), the placement of orders for the purchase and sale of securities, solicitation of brokers to execute transactions, sub-advisor oversight and the preparation and distribution of reports and statistical information. The investor class shares of certain of our mutual funds also pay fees to us for shareholder services. Shareholder services consist primarily of providing a call center to respond to shareholder inquiries, including inquiries regarding specific mutual fund account and investment information. The fees that we receive for management and shareholder services are based on a percentage of the average daily net asset values of our mutual funds.

Historical Timeline

•

1989 Founded as a California Corporation under our previous name, Edward J. Hennessy, Inc., as a broker-dealer with the National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority).

•	1996 Launched our first mutual fund, the Hennessy Balanced Fund.

•	1998 Launched the second mutual fund in our line-up, the Hennessy Total Return Fund.

•

2000 We successfully completed our first asset purchase. In June, we became the manager to the O’Shaugnessy Cornerstone Growth & Value Funds, now called the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. The purchased assets totaled approximately $197 million.

•	2002 In May, we successfully completed a self-underwritten initial public offering of our stock by raising $5.7 million at a split adjusted price of $2.97 (HNNA.OB) and changed our firm name to Hennessy Advisors, Inc. Our assets at the time of the IPO were $358 million.

•

2003 In September, we launched our fifth mutual fund, the Hennessy Cornerstone Mid Cap 30 Fund (formerly the Hennessy Focus 30 Fund). We then purchased and reorganized $35 million in assets from the SYM Select Growth Fund into this new fund.

•

2004 In March, we purchased the management agreements for five funds managed by Lindner Asset Management, Inc. (the Lindner Funds). The assets of these funds were reorganized into four of our existing Hennessy funds. The combined assets of the Linder Funds were approximately $301 million.

•

2005 In July, we purchased the management agreement for the Henlopen Fund and changed the fund name to the Hennessy Cornerstone Growth, Series II Fund. At the time of the purchase, The Henlopen Fund had approximately $299 million in assets. As of October 28, 2011, the assets of the Hennessy Cornerstone Growth, Series II Fund were combined into the Hennessy Cornerstone Growth Fund.

•	2007 In November, we opened the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund.

•

2008 In March, we established an institutional share class for three of our current funds: the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund (formerly the Hennessy Focus 30 Fund), and the Hennessy Cornerstone Value Fund.

•

2009 In March, we purchased the management agreements for two funds managed by RBC Global Asset Management (U.S.) Inc.: the Tamarack Large Growth Fund and the Tamarack Value Fund (the Tamarack Funds). Shares of the Tamarack Large Growth Fund were exchanged for Hennessy Cornerstone Large Growth Fund and shares of the Tamarack Value Fund were exchanged for shares of the Hennessy Large Value Fund. The combined assets of the Tamarack Funds were approximately $158 million.

•	2009 In March, RBC Global Asset Management (U.S.) Inc. became the sub-advisor to the Hennessy Large Value Fund.

•

2009 In September, we purchased the management agreements for two funds managed by SPARX Investment & Research, USA, Inc., and sub-advised by SPARX Asset Management Co., Ltd.: the SPARX Japan Fund and the SPARX Japan Small Cap Fund (the SPARX Funds). Shares of the SPARX Japan Fund were exchanged for the Hennessy Japan Fund and shares of the SPARX Japan Small Cap Fund were exchanged for shares of the Hennessy Japan Small Cap Fund. The combined assets of the SPARX Funds were approximately $74 million.

•	2009 In September, SPARX Asset Management Co., Ltd. Became the sub-advisor to the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

BUSINESS OPERATIONS, PRODUCTS and STRATEGIES

Management Agreements and Fees

We have entered into management agreements covering all of our mutual funds with the registered investment companies or trusts under which our mutual funds are organized. Our registered investment companies or trusts are currently The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust. As of September 30, 2012, our management agreement with (1) The Hennessy Funds, Inc. covers the Hennessy Total Return Fund and the Hennessy Balanced Fund; (2) Hennessy Mutual Funds, Inc. covers the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Mid Cap 30 Fund (3) Hennessy Funds Trust covers the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund; and (4) Hennessy SPARX Funds Trust covers the Hennessy

Japan Fund and the Hennessy Japan Small Cap Fund. Under these agreements, we are responsible for overall investment and management services, subject to the oversight of the applicable board of directors/trustees and according to each mutual fund’s particular fundamental investment objectives and policies. The boards of each of The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust consist of the same four individuals, including our chairman of the board and chief executive officer, Neil J. Hennessy, and three directors/trustees who are not interested persons of the funds (“disinterested directors/trustees”). Under the Investment Company Act of 1940, a majority of the disinterested directors/trustees must approve the entry into and continuation of our management agreements. The disinterested directors also have sole responsibility for selecting and nominating other disinterested directors/trustees.

We also provide any ordinary clerical and bookkeeping services needed by our mutual funds that are not provided by the funds’ custodian, administrator or transfer agent. We fulfill requests for information about our mutual funds or pay the fulfillment expenses that our mutual funds would otherwise incur.

In exchange for all of these services, we receive a management fee from each of our mutual funds, which is based on the amount of each fund’s average daily net assets. As of September 30, 2012, the annual management fees payable to us by our mutual funds are as follows:

Fund	Management Fee (as a percentage of fund assets)
Hennessy Cornerstone Growth Fund (all classes)	0.74%
Hennessy Cornerstone Mid Cap 30 Fund (all classes)	0.74%
Hennessy Cornerstone Value Fund (all classes)	0.74%
Hennessy Cornerstone Large Growth Fund (all classes)	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Balanced Fund	0.60%
Hennessy Large Value Fund (all classes)	0.85%
Hennessy Japan Fund (all classes)	1.00%
Hennessy Japan Small Cap Fund	1.20%

For the institutional share classes of the funds (all of the funds other than the Hennessy Total Return Fund, the Hennessy Balanced Fund and the Hennessy Japan Small Cap Fund have an institutional share class), we have a contractual obligation to waive the advisory fee or reimburse fund expenses to the extent necessary to ensure that net expenses do not exceed 0.98% of the average daily net assets of the funds, except for the institutional share class of the Hennessy Japan Fund, which does not have an expense ratio cap.

Our management agreements must be renewed annually by (1) the board of directors/trustees of the applicable investment company or by the vote of a majority of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors/trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors/trustees. Two other circumstances might lead to termination of the management agreements: the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block), and the termination of the agreement, upon 60 days’ written notice by our firm or by one of the funds’ investment companies. The management agreements discussed above were renewed by the Board of Directors of The Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of the Hennessy Funds Trust and the Hennessy SPARX Funds Trust on March 7, 2012 for a period of one year.

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

Shareholder Services

In addition to our management agreements, we also have shareholder servicing agreements covering the investor share classes of the following funds:

Fund	Shareholder Servicing Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund (1)	0.10%
Hennessy Cornerstone Mid Cap 30 Fund (2)	0.10%
Hennessy Cornerstone Value Fund (1)	0.10%
Hennessy Total Return Fund (3)	0.10%
Hennessy Balanced Fund (3)	0.10%
Hennessy Cornerstone Large Growth Fund (4)	0.10%
Hennessy Large Value Fund (4)	0.10%
Hennessy Japan Fund (5)	0.10%
Hennessy Japan Small Cap Fund (5)	0.10%

(1)	We have provided shareholder services under a shareholder servicing agreement since October 1, 2002.
(2)	We have provided shareholder services under a shareholder servicing agreement since June 30, 2005.
(3)	We have provided shareholder services under a shareholder servicing agreement since July 1, 2007.
(4)	We have provided shareholder services under a shareholder servicing agreement since March 23, 2009.
(5)	We have provided shareholder services under a shareholder servicing agreement since June 1, 2010.

Under these agreements, we provide administrative support services to these funds, including, among other things, the following:

•	maintaining an “800” number that current fund shareholders may call to ask questions about the funds or their accounts with the funds;

•	assisting shareholders in processing exchange and redemption requests;

•	assisting shareholders in changing dividend options, account designations and addresses;

•	responding generally to shareholder questions; and

•	providing other similar services that the funds may request.

In exchange for these services, we receive an annual shareholder servicing fee in the amount noted above from each of the funds as a percent of the fund’s average daily net assets.

Sub-advisory Agreements and Fees

We have entered into sub-advisory agreements covering several of our purchased Funds with the same asset management companies that previously managed the Funds. As of September 30, 2012, the management companies were RBC Global Asset Management (U.S.) Inc. and SPARX Asset Management Co., Ltd. Our sub-advisory agreement with RBC Global Asset Management (U.S.) Inc. covers the Hennessy Large Value Fund, while the sub-advisory agreement with SPARX Asset Management Co., Ltd. covers the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. Under these agreements, the sub-advisor is responsible for the investment and reinvestment of the assets of the Fund, in accordance with the terms of the sub-advisory agreement, the Fund’s Prospectus and the Fund’s Statement of Additional Information and subject to the direction, supervision and control of Hennessy Advisors, the manager of the Hennessy Funds, and the Trustees of the Hennessy Funds Trust and Hennessy SPARX Funds Trust.

In exchange for the sub-advisory services, we (not the Funds) pay a sub-advisor fee to the sub-advisors, which is based on the amount of each Fund’s average daily net assets. The annual sub-advisor fees payable by us to our sub-advisors are as follows:

Fund	Sub-Advisor Fee (as a percentage of fund assets)
Hennessy Large Value Fund (all classes)	0.35%
Hennessy Japan Fund (all classes)	0.35%
Hennessy Japan Small Cap Fund	0.20%

The sub-advisory agreement for the Hennessy Large Value Fund was approved by the Board of Trustees of Hennessy Funds Trust on March 7, 2012, and the sub-advisory agreement for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund were approved by the Board of Trustees of Hennessy SPARX Funds Trust on March 7, 2012. The agreements may be renewed from year to year, as long as continuance is specifically approved at least annually in accordance with the requirements of the Investment Company Act of 1940. Each sub-advisory agreement will terminate in the event of its assignment, or it may be terminated by Hennessy Funds Trust or Hennessy SPARX Funds Trust (either by the Board of Trustees or by vote of a majority of the outstanding voting securities of a Fund), respectively, or by Hennessy Advisors, upon 60 days’ prior written notice.

12b-1 Plan

The Hennessy Total Return Fund and the Hennessy Balanced Fund have each adopted a 12b-1 plan. Under Rule 12b-1 of the Investment Company Act of 1940, mutual funds can adopt a plan that allows them to make payments to third parties in connection with the distribution of their fund shares. Such distribution activities might include: advertising; compensation paid to financial institutions, broker-dealers, and others for sales and marketing; shareholder accounting services; the printing and mailing of prospectuses to possible new shareholders; and the printing and mailing of sales literature. Mutual funds can also employ a distributor to distribute and market mutual fund shares. 12b-1 fees can be used to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for possible new shareholders, advertising and the preparation and distribution of sales literature. The 12b-1 plan adopted by the Hennessy Total Return Fund and the Hennessy Balanced Fund authorizes each Fund to make payments at an annual rate not to exceed 0.15% of each Fund’s average daily net assets. The Securities and Exchange Commission (“SEC”) has considered changes to Rule 12b-1 of the Investment Company Act of 1940 and has proposed changes to Rule 12b-1. Although no changes have currently been adopted, it is unclear what changes the SEC will adopt in the future. Such final changes (depending on the form they take), or other future changes, could restrict our current practices.

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

Business Strategy

From 1996, when we started our first mutual fund, until September 30, 2012, we have grown our assets under management to $919 million, with fluctuations during that time. The overall conditions of the United States economy as a whole, and the stock market specifically, have once again created significant volatility in the equity markets, causing redemptions. During our most recent fiscal year, all of our mutual funds had positive performance, and yet we still experienced net outflows, though they were significantly less than prior years. However, we were able to sustain our profitability even while our average assets under management decreased, by implementing the following key strategies:

–Utilizing our branding and marketing campaign to attract assets.

We believe that we can attract investors to our formula-based funds by effectively marketing our unique quantitative investment style. We believe that our investment philosophy appeals to investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. Additionally, we believe the talents of the portfolio managers of our actively-managed funds will attract investors who appreciate a fundamental, hands-on investment management approach. We also believe our more conservative, income-generating funds will provide investors with an alternative to mutual funds invested entirely in equities.

We are continuing our successful campaign to make Hennessy a name readily recognizable by investors through frequent print media, radio and television appearances. We use our media appearances to convey to investors that we manage our Hennessy Cornerstone Series of Funds with the discipline and consistency of an index fund by never straying from our strategies. We believe that a straightforward, quantitative approach is easily understood by investors and makes them more likely to recommend us to others by word of mouth. As our brand recognition broadens, we believe that our investment philosophy will generate organic growth through new investments in our mutual funds. We will also team up with our sub-advisors for media coverage in order to promote our sub-advised and actively managed Domestic Equity Funds, Sector and Specialty Funds, and Balanced and Fixed Income Funds when co-branding opportunities arise.

–Expanding our distribution network to additional mutual fund supermarkets.

One of the ways that investors can purchase shares of our mutual funds is through mutual fund supermarkets, principally Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets can offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. Of the $919 million of assets under management in our mutual funds as of September 30, 2012, approximately 55% of those assets came from mutual fund supermarkets. We see continued opportunities to form new relationships with mutual fund supermarkets, thereby enhancing the accessibility of our no-load mutual funds to investors.

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

–Pursuing strategic purchases of management related assets.

We selectively consider strategic purchases of assets related to management of additional mutual funds. Through our asset purchase strategy, we have added over $1.06 billion of net assets to our family of mutual funds over a period of over twelve years, and on October 26, 2012, we completed the purchase of assets related to the management of the ten FBR Funds which added an additional $2.2 billion of net assets. We believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. We have also been able to improve performance in some instances. The addition of our sub-advised and actively-managed mutual funds has expanded the pool of possible asset purchase candidates.

–Delivering strong, high quality financial results.

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

Asset Purchase Strategy and Market Opportunity

We believe that we are well positioned to experience organic growth, and possibly growth by purchasing management related assets, in the future. Our scalable business model allows us to increase our profit margins when assets under management grow, since we do not necessarily need to add personnel proportional to the additional assets under management.

Together with organic growth, our growth strategy revolves around the purchase of assets related to management of mutual funds, as evidenced by our most recent transaction. We believe the regulatory burden imposed upon the mutual fund industry along with sustained volatility in the financial markets has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets.

Investment Strategy

As a result of the October 26, 2012 purchase of assets related to the management of the ten FBR Funds, we are now able to offer an expanded line-up of sixteen mutual funds, including domestic equity, sector and specialty, as well as balanced and fixed income products.

The Newly Expanded Hennessy Family of Funds

Domestic Equity	Sector & Specialty	Balanced & Fixed Income

Hennessy Cornerstone Growth Fund	Hennessy Gas Utility Index Fund*	Hennessy Equity & Income Fund*

Hennessy Focus Fund*	Hennessy Small Cap Financial Fund*	Henessy Balanced Fund

Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Large Cap Financial Fund*	Hennessy Core Bond Fund*

Hennessy Cornerstone Large Growth Fund	Hennessy Technology Fund*

Hennessy Cornerstone Value Fund	Hennessy Japan Fund

Hennessy Large Value Fund	Hennessy Japan Small Cap Fund

Hennessy Total Return Fund

* Formerly FBR Funds

As of September 30, 2012, Hennessy Funds offered a strong line-up of nine mutual funds, with strategically changed names and ticker symbols subsequent to year-end.

Domestic Equity Funds:

Each fund in the Domestic Equity group of Hennessy Funds employs a highly disciplined, team-managed approach to investing. Our stock selection criteria are unwavering and we adhere to our proven methodology in all types of market conditions. A brief description of each Fund’s objectives and investment strategies follows:

–Hennessy Cornerstone Growth Fund (investor class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital. While it has historically selected small cap companies, the formula may select mid and large cap companies. This fund screens a universe of stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 stocks with the highest one-year price appreciation.

–Hennessy Cornerstone Mid Cap 30 Fund (investor class symbol HFMDX and institutional class symbol HIMDX) (formerly Hennessy Focus 30 Fund). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies. This fund screens a universe of stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (ADRs), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation, or positive relative strength, over the three- and six-month periods. The fund then invests in the 30 stocks with the highest one-year price appreciation.

–Hennessy Cornerstone Large Growth Fund (investor class symbol HFLGX and institutional class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies by utilizing a highly disciplined, purely quantitative formula. This fund screens a universe of stocks, excluding ADRs, with a market capitalization that exceeds the average of the database, a price-to-cash flow ratio less than the median of the database (this value criterion helps to uncover relative bargains among large companies), and positive total capital. The fund then invests in the 50 stocks with the highest one-year return on total capital.

–Hennessy Cornerstone Value Fund (investor class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies. This fund screens a universe of stocks with a market capitalization that exceeds the average of the database, shares outstanding that exceeds the average of the database, cash flow that exceeds the average of the database, and 12-month sales that are at least 50% higher than the average of the database. The fund then invests in the 50 stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

–Hennessy Large Value Fund (investor class symbol HLVFX and institutional class symbol HLVIX) (formerly Hennessy Select Large Value Fund). The Hennessy Large Value Fund seeks long-term growth of capital and current income by investing at least 80% of its net assets in larger capitalization companies that are out of favor and undervalued. Specifically, the fund invests in stocks which its portfolio managers consider to be undervalued, based on earnings, dividends and/or assets, or on other widely recognized stock value measurements, and to have sound businesses with good future potential based on their fundamental characteristics.

–Hennessy Total Return Fund (investor class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy which allows the Fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

Sector and Specialty Funds:

The funds in the Sector and Specialty group of Hennessy Funds are actively managed and focus on a niche sector of the stock market, specifically the Japanese stock market. We sought out a highly qualified category expert to oversee the day to day portfolio management of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. A brief description of the objective and investment strategy of each Fund is set forth below:

–Hennessy Japan Fund (investor class symbol HJPNX and institutional class symbol HJPIX) (formerly Hennessy Select SPARX Japan Fund). The Hennessy Japan Fund seeks long-term capital appreciation by investing at least 80% of its net assets in equity securities of Japanese companies. The Fund invests in companies regardless of market capitalization. The fund typically invests in stocks which its portfolio managers believe to be good businesses with exceptional management and which are trading at an attractive price. While the fund is considered a “diversified” fund, it may employ a relatively focused investment strategy and may hold securities of fewer issuers than other diversified funds.

–Hennessy Japan Small Cap Fund (investor class symbol HJPSX) (formerly Hennessy Select SPARX Japan Smaller Companies Fund). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation. The Fund normally invests at least 80% of its net assets in equity securities of smaller Japanese companies, defined as those with market capitalizations in the bottom 15% of all Japanese companies. The fund typically invests in stocks which its portfolio managers believe to be good businesses with exceptional management and which are trading at an attractive price. While the fund is considered a “diversified” fund, it may employ a relatively focused investment strategy and may hold securities of fewer issuers than other diversified funds.

Balanced and Fixed Income Funds:

The Balanced and Fixed Income group of Hennessy Funds encompass a more conservative investment strategy focused on generating income and providing an alternative to mutual funds containing only equity stocks. A brief description of the objective and investment strategy is set forth below:

–Hennessy Balanced Fund (investor class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks, in roughly equal dollar amounts, and approximately 50% in U.S. Treasury securities with a maturity of less than one year.

Historical Fund Investment Performance

The following table presents the average annualized returns for each of our mutual funds and the relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2012.

Although we did not begin managing the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund until June 2000, we have included historical performance information for these funds from their inception date of November 1, 1996 because the previous investment manager to these funds managed the funds using the same strategies that we still use today.

Although we did not begin managing the Hennessy Large Value Fund until March 2009, and we did not begin managing the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund until September 2009, we have included historical performance information for these funds from their inception dates because the previous investment managers have remained in a ‘sub-advisory’ role and continue to adhere to the same investment strategies.

The performance shown for the period April 20, 2004 to March 20, 2009 for the Hennessy Large Value Fund reflects performance for the Tamarack Value Fund, the predecessor to the Hennessy Large Value Fund, and the performance shown for the period September 30, 1984 to April 19, 2004 reflects performance for the Babson Value Fund, the predecessor to the Tamarack Value Fund.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of our mutual funds is no guarantee of future performance and all of these mutual funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2012:

Hennessy Cornerstone Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Institutional Class Share – HICGX	49.40%	11.85%	-5.19%	5.50%	8.43%
Investor Class Share – HFCGX	48.92%	11.44%	-5.50%	5.19%	8.15%
Russell 2000 Index (2)(3)	31.91%	12.99%	2.21%	10.17%	7.23%
S&P 500 Index (1)(2)	30.20%	13.20%	1.05%	8.01%	6.51%

Hennessy Mid Cap 30 Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (09/17/03)
Institutional Class Share – HIMDX	29.51%	16.70%	3.50%	N/A	10.45%
Investor Class Share – HFMDX	29.09%	16.26%	3.12%	N/A	10.07%
S&P 400 Mid cap Index (2)(6)	28.54%	14.33%	3.83%	N/A	8.74%
S&P 500 Index (1)(2)	30.20%	13.20%	1.05%	N/A	5.96%

Hennessy Cornerstone Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (11/01/96)
Institutional Class Share – HICVX	22.28%	12.09%	0.55%	7.88%	6.22%
Investor Class Share – HFCVX	21.91%	11.75%	0.27%	7.59%	5.79%
Russell 1000 Value (2)(4)	30.92%	11.84%	-0.90%	8.17%	7.25%
S&P 500 Index (1)(2)	30.20%	13.20%	1.05%	8.01%	6.51%

Hennessy Cornerstone Large Growth Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (3/20/09)
Institutional Class Share – HILGX	20.92%	13.09%	N/A	N/A	22.80%
Investor Class Share – HFLGX	20.57%	12.73%	N/A	N/A	22.43%
Russell 1000 Index (2)(4)	30.06%	13.27%	N/A	N/A	22.41%
S&P 500 Index (1)(2)	30.20%	13.20%	N/A	N/A	22.02%

Hennessy Large Value Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (9/30/84)
Institutional Class Share – HLVIX	30.88%	9.96%	-1.09%	5.59%	9.62%
Investor Class Share – HLVFX	30.36%	9.52%	-1.38%	5.43%	9.56%
Russell 1000 Value (2)(4)	30.92%	11.84%	-0.90%	8.17%	10.93%
S&P 500 Index (1)(2)	30.20%	13.20%	1.05%	8.01%	10.66%

Hennessy Japan Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (10/31/03)
Institutional Class Share – HJPIX	7.81%	9.58%	-0.81%	N/A	6.38%
Investor Class Share – HJPNX	7.55%	9.29%	-0.95%	N/A	6.22%
Russell/Nomura Index (2)(7)	-2.04%	20.00%	-5.45%	N/A	1.89%
TOPIX (2)(8)	-2.01%	-0.32%	-5.82%	N/A	1.52%

Hennessy Japan Small Cap Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (8/31/07)
Investor Class Share – HJPSX	0.91%	3.40%	1.89%	N/A	2.25%
Russell/Nomura Index (2)(7)	-2.04%	0.20%	-5.45%	N/A	1.89%
TOPIX (2)(8)	-2.01%	-0.32%	-5.82%	N/A	5.37%

Hennessy Total Return Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (07/29/98)
Investor Class Share – HDOGX	20.41%	13.74%	0.96%	6.88%	3.88%
Dow Jones Industrial Average (2)(5)	26.52%	14.45%	2.16%	8.60%	5.32%
S&P 500 Index (1)(2)	30.20%	13.20%	1.05%	8.01%	3.62%

Hennessy Balanced Fund	1 Year	3 Years	5 Years	10 Years	Since Inception (03/08/96)
Investor Class Share – HBFBX	12.49%	8.43%	1.53%	4.65%	4.28%
Dow Jones Industrial Average (2)(5)	26.52%	14.45%	2.16%	8.60%	7.95%
S&P 500 Index (1)(2)	30.20%	13.20%	1.05%	8.01%	7.01%

(1)	The S&P 500 is the Standard & Poor’s Composite Index of 500 stocks, a widely recognized index of U.S. stocks.
(2)	Reflects no deduction for fees or expenses.
(3)	The Russell 2000 Index is a recognized small-cap index of the 2,000 smallest stocks of the Russell 3000 Index, which is comprised of the 3,000 largest U.S. stocks as determined by total market capitalization.
(4)	The Russell 1000 Value Index is a recognized large-cap index of U.S. stocks.
(5)	The Dow Jones Industrial Average is an index of common stocks comprised of major industrial companies and assumes reinvestment of dividends.

(6)	The S&P Mid-cap 400 Index is a recognized mid-cap index of U.S. stocks.
(7)	The Russell/Nomura Total Market Index is value weighted, and represents approximately 98% of the investable Japan equity market.
(8)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange.

Development of New Investment Strategies and Expanding Our Product Offerings

We develop new investment strategies or expand our product offerings by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we select one of the following methods to gain the new strategy: (a) by screening the appropriate universe of stocks with a set of parameters that we believe identify stocks that will produce higher long-term returns with lower associated risk than their relative indices and introducing the new investment strategies into the marketplace by opening and directly marketing a new mutual fund, (b) by acquiring the management agreement for an existing mutual fund and implementing our new strategy, (c) by acquiring the management agreement for an existing fund and utilizing strategic sub-advisors to expand our product offering, or (d) by acquiring the management agreement and engaging the portfolio management team for an existing fund to expand our product offering.

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

During the past ten years, the federal securities laws that we adhere to have been significantly amended and made more complex by the passage of the USA Patriot Act of 2001 and the Sarbanes Oxley Act of 2002 (SOX). The enactment and interpretation of these laws has required the firm to dedicate far more time and money to meeting these regulatory hurdles in our industry.

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

EMPLOYEES

As of September 30, 2012, Hennessy Advisors, Inc. employed ten full-time employees and one part-time employee.

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

Sales Associate; Lauren Puliafico, Office Manager; Lesha Harding, Assistant Controller; and from time to time we employ temporary help.

ITEM 1A.	RISK FACTORS

The firm faces many risk factors, several of which are inherent to the financial services industry and the investment management business. Below are the risk factors that could materially affect the firm:

–Our revenues decline when the value of the securities held by the mutual funds we manage declines.

We derive all of our operating revenues from management fees and shareholder servicing fees paid to us by the mutual funds we manage. These fees are calculated as a percentage of the average daily net assets of our mutual funds and vary from fund to fund. The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, interest and inflation rate fluctuations, and other factors that are difficult to predict. This risk is further discussed and quantified in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in Part II of this Annual Report on Form 10-K.

–Investors in our mutual funds can redeem their investments at any time and for any reason, including poor investment performance. A decrease in net assets adversely affects our revenues.

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

–Investor behavior is influenced by short-term investment performance of mutual funds.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of our mutual funds, irrespective of longer-term success, could potentially lead to a decrease in new investments and an increase in redemptions, thereby reducing the net assets of our mutual funds and adversely affecting our revenue.

–For many of our funds, we utilize quantitative investment strategies that require us to invest in specific portfolios of securities and hold these positions for a specified period of time.

Our formula driven funds adhere to specific investment strategies during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies may result in the elimination of better performing assets from our funds’ portfolios and an increase in investments with relatively lower total return. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could result in relatively lower performance of our mutual funds and adversely affect the net assets of our mutual funds. A decrease in the net assets of our mutual funds adversely affects our revenue.

–The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund invest in the Japanese stock market in Yen. Since the assets are held in U.S. dollars, there is currency risk.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in Japanese securities and are sub-advised by the Tokyo-based (but U.S. registered) SPARX Asset Management Co., Ltd. The value of these funds fluctuates with changes in the value of the Japanese Yen versus the U.S. dollar.

–We depend upon key personnel to manage our business. Their loss would adversely affect our business and financial condition.

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

–Breaches of security involving consumer personal data may adversely affect our business and financial condition.

We and certain of our third-party vendors receive and store personal information. A breach of the systems on which sensitive consumer information is stored or other unauthorized release of consumer information may adversely affect our reputation and lead to claims against us.

–Management contracts purchased by us are currently classified as an indefinite life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The management contracts purchased by us, a $22.6 million asset on the balance sheet as of September 30, 2012, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as ‘indefinite life’

each reporting period. If the contracts become an asset with a definite life, we would begin amortizing the contracts over their remaining useful life. If the contracts are determined to remain an indefinite life asset, we review the carrying value to determine if any impairment has occurred. The analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write-off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on earnings per share.

–Asset purchases involve inherent risks that could adversely affect our operating results and financial condition as well as dilute the holdings of current shareholders.

As part of our business strategy, we pursue additional purchases of assets related to management of other mutual funds. Current and future purchases of management related assets would be accompanied by risks including, among others:

•	inability to secure enough affirmative votes to gain approval from the target fund’s shareholders of a proposed asset purchase;

•	the loss of mutual fund assets through redemptions by shareholders of newly purchased mutual funds;

•	higher than anticipated asset purchase expenses;

•	integrating and maintaining adequate infrastructure to support business growth;

•	the potential diversion of our management’s time and attention; and

•	dilution to our shareholders if the asset purchase is made with our common stock.

If one or more of these risks occur, we may be unable to successfully complete an asset purchase of a management agreement (requiring us to write-off any related expenses), we may experience an impairment of management agreement valuations and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, financial condition and results of operations.

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

–Assets invested through mutual fund supermarkets have a higher risk of redemption and are subject to changes in fee structures, which could reduce our revenues.

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

We currently waive our advisor fees or reimburse fund expenses to the extent necessary to maintain expense ratio limitations on the institutional share class of our funds. In the past, fees have only been waived based on contractual obligations. However, we regularly analyze the fees and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would apply on a going forward basis.

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

–Higher insurance premiums and related insurance coverage risks could increase costs and reduce profitability.

While we carry insurance in amounts and under terms that we believe are appropriate, we cannot assure that our insurance will cover all liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at current terms and fees. We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. From time to time, various claims against us arise in the ordinary course of business, including employment-related claims. There has been increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims and class action suits alleging substantial monetary damages. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase our expenses and have a material adverse effect on our results of operations.

–We are exposed to legal risk and litigation could increase costs and reduce profitability.

While we conduct our business with the highest ethical standards, we are always open to the risk of litigation. Even if we are not at fault, legal fees incurred to contest a suit could increase expenses and have a material adverse effect on our results of operations.

–Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results.

The capital and credit markets continue to experience volatility and disruption worldwide. Declines in global financial market conditions may negatively impact our performance. Such declines may in the future have an adverse impact on our results of operations. We may need to modify our business, strategies or operations and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

–We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations.

There is uncertainty associated with the regulatory environment in which we operate. Our business is subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations, including, among others, securities, accounting, tax, ethics and privacy laws and regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Reform Act”) imposes additional restrictions and limitations on us and will likely result in increased scrutiny and oversight of our financial services and products as the various rules and regulations required for implementation continue to be adopted. Due to the complexity and broad scope of the Reform Act and the time required for regulatory implementation, we are not able to predict at this time all of the specific requirements that will be adopted by regulatory agencies having authority over us pursuant to the Reform Act, or the impact of all of the changes in regulation. In addition to the rulemaking mandated by the Reform Act, new rules adopted by the Commodity Futures Trading Commission (“CFTC”) removed or limited previously available exemptions and exclusions which may impose additional registration and reporting requirements for mutual funds and certain other pooled vehicles that use or trade in futures, swaps and other derivatives regulated by the CFTC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term of our lease expires on March 31, 2014, with one three-year or five-year extension available.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading on July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Price Range		Dividends Paid per Share
Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$3.23	$2.75	$0.025	(1)
Second Quarter	3.00	2.40	$0.03125	(2)
Third Quarter	2.98	2.05	$0.03125	(3)
Fourth Quarter	3.05	2.79	$0.03125	(4)

	Price Range		Dividends Paid per Share
Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$3.02	$2.31	$0.09	(5)
Second Quarter	3.50	3.00	$0.025	(6)
Third Quarter	3.20	2.75	$0.025	(7)
Fourth Quarter	3.25	2.98	$0.025	(8)

(1)	We paid a cash dividend on December 8, 2011 of $0.025 per share.
(2)	We paid a cash dividend on March 1, 2012 of $0.03125 per share.
(3)	We paid a cash dividend on June 8, 2012 of $0.03125 per share.
(4)	We paid a cash dividend on September 5, 2012 of $0.03125 per share.
(5)	We paid a cash dividend on November 18, 2010 of $0.09 per share.
(6)	We paid a cash dividend on March 4, 2011 of $0.025 per share.
(7)	We paid a cash dividend on June 9, 2011 of $0.025 per share.
(8)	We paid a cash dividend on September 8, 2011 of $0.025 per share.

On October 19, 2012, the last reported sale price of our common stock on the OTC Bulletin Board was $2.65 per share.

HOLDERS

As of September 30, 2012, we had 157 holders of record of our Common Stock. The 157 holders of record include several brokerage firm accounts which represent 379 additional individual shareholders for 536 total shareholders as of September  30, 2012.

DIVIDENDS

A quarterly cash dividend of $0.025 per share was paid on December 8, 2011 to shareholders of record as of November 15, 2011. Additionally, quarterly cash dividends of $0.03125 per share, respectively, were paid on March 1, 2012 to shareholders of record as of February 7, 2012, on June 8, 2012 to shareholders of record as of May 18, 2012, and on September 5, 2012 to shareholders of record as of August 20, 2012.

On October 30, 2012, we announced an additional cash dividend of $0.03125 per share to be paid on December 7, 2012 to shareholders of record as of November 14, 2012.

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

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our audited consolidated financial statements and should be read in conjunction therewith.

Hennessy Advisors, Inc.

Financial Highlights

(In thousands, except per share amounts)

	Years Ended September 30,
	2012	2011	2010	2009	2008
Income Statement Data:
Revenue	$7,072	$7,644	$7,723	$5,813	$10,275
Net income (loss)	$971	$1,215	$913	$(195)	$1,611

Balance Sheet Data:
Total assets	$32,902	$32,137	$31,899	$30,099	$34,335
Cash and cash equivalents	$8,730	$8,362	$8,054	$5,747	$12,788
Long-term debt	$1,302	$1,927	$2,552	$—	$4,417

Per Share Data:
Earnings per share:
Basic	$0.17	$0.21	$0.16	$(0.03)	$0.29
Diluted	$0.17	$0.21	$0.16	$(0.03)	$0.28
Cash dividends declared	$0.13	$0.17	$0.09	$0.09	$0.09

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors that may affect our actual results include those described in Item 1A, “Risk Factors” of Part I of this Annual Report on Form 10-K. There is no regulation requiring an update of any of the forward-looking statements after the date of this report and prior to our next Form 10-Q to conform these statements to actual results or to changes in our expectations.

Recent Development

Subsequent to the fiscal year ended September 30, 2012, on October 26, 2012, we completed our purchase of certain assets of FBR Fund Advisers, Inc. that relate to the management of the entire family of ten FBR funds. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between us and FBR Fund Advisers. This brings our total assets under management to $3.1 billion. See Footnote 13 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K for more detail on the purchase of the assets related to the FBR Funds.

Overview

We derive our operating revenue from management fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed purchases of management agreements, market conditions and the success of our marketing efforts. Average assets under management were $823.4 million for the fiscal year ended September 30, 2012 compared to $883.8 million for the prior comparable period.

The assets we manage have increased as a result of market appreciation. The following table illustrates the change by year in assets under management since the beginning of fiscal year 2009:

Assets Under Management

At Each Fiscal Year End 2009-2012

	9/30/2009	9/30/2010	9/30/2011	9/30/2012
	(In Thousands)
Beginning assets under management	$876,069	$923,404	$892,465	$749,310
Acquisition inflows	232,549	—	—	—
Organic inflows	80,409	132,560	187,581	219,654
Redemptions	(231,054)	(262,547)	(328,812)	(235,262)
Market appreciation (depreciation)	(34,569)	99,048	(1,924)	185,560

Ending assets under management	$923,404	$892,465	$749,310	$919,262

A significant portion of our expenses are fixed and have historically demonstrated minimal variation. However, our revenues declined, causing our fixed costs to become a larger percent of revenues and therefore decreasing our profitability.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of management agreements. This asset had a net balance of $22.6 million as of September 30, 2012, compared to $22.3 million at the end of the prior comparable period. The current period increase is due to payments relating to the purchase of the assets related to the FBR Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of management agreements. As of September 30, 2012, this liability had a balance of $1.93 million, compared to $2.55 million at the end of the prior comparable period. The current period decrease in funds is due to principal payments of $0.63 million.

RESULTS OF OPERATIONS

The following table sets forth information about components of our revenue and expense for the periods shown:

	Fiscal Year Ended September 30,
	2012		2011
	(In thousands, except percentages)

	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$6,286	88.9%	$6,796	88.9%
Shareholder service fees	786	11.1	843	11.0
Other	—	—	5	0.1

Total revenue	7,072	100.0	7,644	100.0

Operating expenses:
Compensation and benefits	2,431	34.4	2,248	29.4
General and administrative	1,642	23.2	1,870	24.5
Mutual fund distribution	577	8.2	645	8.4
Sub-advisor fees	545	7.7	632	8.3
Amortization and depreciation	95	1.3	102	1.3

Total operating expenses	5,290	74.8	5,497	71.9

Operating income	1,782	25.2	2,147	28.1

Interest expense	51	0.7	65	0.8
Other income	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	1,732	24.5	2,083	27.3
Income tax expense	761	10.8	868	11.4

Net income	$971	13.7%	$1,215	15.9%

Revenues: Total revenue decreased 7.5% to $7.1 million in the year ended September 30, 2012, due to decreased average assets under management, which can differ considerably from total net assets of our mutual funds at the end of an accounting period. Investment advisory fees decreased 7.5% to $6.3 million in the year ended September 30, 2012, and shareholder servicing fees decreased 6.8% to $0.78 million in the year ended September 30, 2012. The decreases are due to decreased average assets under management.

Average daily net assets in our mutual funds for the year ended September 30, 2012 decreased by $60.4 million, or 6.8%, to $823.4 million from $883.8 million in the prior comparable period. The decrease in average daily net assets is attributable to net outflows from the majority of our funds. The largest net outflows were from the Hennessy Japan Small Cap Fund (of $20.8 million) and the Hennessy Large Value Fund (of $17.6 million).

A quarter of the average daily net assets ($205.6 million) for the year are concentrated in the Hennessy Cornerstone Growth Fund. All of the largest funds generate revenue at a rate of 0.84% of average daily net assets, except for the Hennessy Large Value Fund, which generates revenue at a rate of 0.95% of average daily net assets. However, the Company pays a sub-advisor fee of 0.35% of average daily net assets of the Hennessy Large Value Fund, which reduces the net impact to the Company’s financial operations.

Total net assets of $919.3 million in our mutual funds increased by $170.0 million, or 22.7%, as of September 30, 2012, from $749.3 million as of the end of the prior comparable period. The $170.0 million increase in net mutual fund assets is attributable to market appreciation of $185.6 million, partly offset by net outflows of $15.6 million. Redemptions as a percentage of assets under management decreased from an average of 3.1% per month to 2.4% per month during the same period due to decreased net outflows.

The decrease in average assets under management is due to net outflows (redemptions) for the year. Although there continued to be volatility during the current fiscal year, we have seen a recovery in the confidence of all investors, including the mutual fund investor, in the last quarter of our fiscal year. Our fund family invests primarily in domestic equities, and mutual funds invested in U.S. equities have experienced net outflows for the past four years. However, we have seen this trend beginning to turn in recent months as investors return to the equity market. Market appreciation in the current year increased our assets under management.

Fund asset flows were due, among other factors, to the following:

We are pleased to see our lowest net redemptions since fiscal year 2006. Although the economic environment remains turbulent, we are finally seeing investors slowly returning to the equity markets. For the year ended September 30, 2012, every one of our Hennessy Funds had positive returns, which has encouraged inflows.

There is continued political and economic uncertainty due to: continued unemployment, struggling housing market, rising US debt and continued volatility in Europe, among other things. However, Americans have poured record amounts into their savings, despite interest rates at record lows. The lack of clarity from the U.S. Government will continue to plague our economy as it struggles to sustain a recovery, but we believe the strong character of the business leaders and of the people of the United States will lead us to continued growth in the near future.

We offer two sub-advised funds that are invested in the Japanese equity market. These funds have continued to experience outflows as Japan carries on in their recovery from the earthquake and tsunami of March, 2011. However, we continue to believe in the resiliency and aptitude of the Japanese people and of Japanese companies.

The market appreciation was due, among other factors, to the following:

This fiscal year the financial markets showed great resiliency despite the consistently negative news that drive consumer and investor fear. We are finally seeing the confidence of the individual investor return, and there is nothing like positive returns to convince even the greatest market bear to invest in the US equity markets.

The fundamentals continue to support viable markets: Price to Sales, Price to Earnings, Price to Book, and Price to Cash Flow ratios are below their historical averages, and corporate profits were at an all-time high during the fiscal year, with companies sitting on over $2 trillion in cash on their balance sheets. If investors stay the course and focus on the fundamentals, we expect to see the success in the stock market continue.

While we have waived fees to comply with contractual expense ratio limitations in the past (these waiver contracts are now expired), we do not normally waive fees, other than with regard to the institutional share class of our mutual funds. We do not anticipate waiving fees on a voluntary basis. We were reimbursed previously waived fees of $0.03 million for the year ended September 30, 2012, a decrease of $0.03 million, or 421%, from waived fees of $0.001 million in the prior comparable period. The decrease is due to the reimbursement of waivers from the Hennessy Cornerstone Large Growth Fund and the merger of the institutional class of Hennessy Cornerstone Growth Fund, Series II into the institutional class of Hennessy Cornerstone Growth Fund in October, 2011, which reduced the expense ratio to a level at which waivers were unnecessary.

Although we may earn incentive income on the Micro Cap Fund, we did not earn incentive income for the fiscal years ended September 30, 2012 and 2011.

Operating Expenses: Total operating expenses decreased 3.8% to $5.3 million in the fiscal year ended September 30, 2012, from $5.5 million in the prior comparable period. The decrease is due to: decreased sub-advisor fees paid on decreased assets under management in our sub-advised funds, decreased mutual fund distribution fees paid on decreased assets held through financial platforms, decreased general and administrative expenses and decreased depreciation expense on fixed asset acquisitions. As a percentage of total revenue, total operating expenses increased by 2.9% to 74.8% in the fiscal year ended September 30, 2012, as compared to 71.9% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits increased 8.1% to $2.4 million in the fiscal year ended September 30, 2012, from $2.2 million in the prior comparable period. The increase resulted primarily from increased compensation due to internal promotions. As a percentage of total revenue, compensation and benefits increased by 5.0% to 34.4% for the fiscal year ended September 30, 2012, compared to 29.4% in the prior comparable period.

General and Administrative Expenses: General and administrative expense decreased 12.2% to $1.6 million in the fiscal year ended September 30, 2012, from $1.9 million in the prior comparable period, primarily due to decreased rent expense and decreased public relations expense. As a percentage of total revenue, general and administrative expense decreased by 1.3% to 23.2% in the fiscal year ended September 30, 2012, from 24.5% in the prior fiscal year.

Mutual Fund Distribution Expense: Distribution expenses decreased 10.5% to $0.58 million in the fiscal year ended September 30, 2012, from $0.65 million in the prior fiscal year. As a percentage of total revenue, distribution expenses decreased by 0.2% to 8.2% in the fiscal year ended September 30, 2012, from 8.4% in the prior fiscal year.

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

The decreased costs in the current year are due to a decrease in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade due to net outflows and market depreciation. For the year ended September 30, 2012, the value of the mutual funds held on Charles Schwab (the platform that makes up over half of our mutual fund fees) decreased by 10% from the prior year.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense decreased 13.8% to $0.55 million in the fiscal year ended September 30, 2012, from $0.63 million in the prior fiscal year. As a percentage of total revenue, sub-advisor fee expense decreased by 0.6% to 7.7% in the fiscal year ended September 30, 2012, from 8.3% in the prior fiscal year. Sub-advisor fee expenses are paid on sub-advised assets. The sub-advised funds are actively managed by outside asset managers retained by Hennessy Advisors, Inc. The average assets under management in the sub-advised funds decreased in the current year causing a corresponding decrease in sub-advisor fees paid to the asset managers.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 6.9% to $0.09 million in the fiscal year ended September 30, 2012, from $0.10 million in the prior fiscal year, mainly due to a reduction in depreciation due to assets becoming fully depreciated.

Interest Expense: Interest expense decreased 21.5% to $0.05 million in the fiscal year ended September 30, 2012 from $0.07 million in the prior fiscal year. The decrease is a result of the continued paydown of the loan at a rate of $0.63 million per year. As a percentage of total revenue, interest expenses decreased by 0.1% to 0.7% in the fiscal year ended September 30, 2012, from 0.8% in the prior fiscal year.

Other Income: Other income remained the same at $0.001 million in the fiscal year ended September 30, 2012.

Income Taxes: The provision for income taxes decreased by 12.3% to $0.8 million in the year ended September 30, 2012, from $0.9 million in the prior fiscal year due to decreased profitability in the current year.

Net Income: Net income decreased 20.1% to $0.97 million in the fiscal year ended September 30, 2012, from $1.2 million in the prior fiscal year, as a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have and have not had any off-balance sheet arrangements.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2012, in conjunction with the loan amendment signed on October 26, 2012 to add $16.3 million to our existing loan balance to purchase the FBR Funds (bringing our total loan outstanding to $18.4 million with the inclusion of $0.2 million in loan fees), will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of September 30, 2012 were $919.3 million, which was an increase of $170.0 million, or 22.7%, from September 30, 2011. The primary source of our revenue, liquidity and cash flow are our management fees and shareholder servicing fees, which are based on and generated by our average assets under management. Property and equipment and management agreements purchased totaled $22.7 million as of September 30, 2012. We also invested $0.5 million in the Micro Cap Fund on October 30, 2007. We intend to keep this investment, decreasing our short-term liquidity. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of September 30, 2012, we had cash and cash equivalents of $8.7 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2012 and 2011:

	For the Fiscal Year Ended September 30, (in thousands)
	2012	2011
Cash flow data:
Operating cash flows	$2,037	$1,878
Investing cash flows	(374)	(52)
Financing cash flows	(1,295)	(1,518)

Net increase in cash and cash equivalents	$368	$308

The increase in cash provided by operating activities of $0.16 million is mainly due to a $0.35 million increase in accrued liability and accounts payable due to increased taxes and bonuses payable, partly offset by a $0.2 million decrease in net income from prior year.

The increase in cash used for investing activities is due to costs associated with acquiring the FBR Funds in the current year.

The decrease in cash used for financing activities is due to $0.7 million in cash dividends paid out in the current year, a decrease of $0.3 million from the prior year.

Dividend Payments. A quarterly cash dividend of $0.025 per share was paid on December 8, 2011. Additionally, quarterly cash dividends of $0.03125 per share, respectively, were paid on March 1, 2012, on June 8, 2012, and on September 5, 2012. The total payment from cash on hand was $0.7 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with acquiring the management agreements for the Lindner Funds and an additional $6.7 million of indebtedness in connection with acquiring the management agreement for The Henlopen Fund (known as the Hennessy Cornerstone Growth Fund, Series II, and subsequently merged into the Hennessy Cornerstone Growth Fund in October, 2011). The indebtedness we incurred to purchase the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to purchase the management agreements of the Lindner Funds.

On September 27, 2010, we amended the loan to borrow an additional $2.0 million, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent (2.25% since December 17, 2008) and is secured by our assets. The loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015. The increase in the loan was negotiated to allow us to have cash on hand and be more credit worthy in the event of a potential asset purchase.

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2012. As of September 30, 2012, we had $1.93 million currently outstanding under our bank loan.

In connection with the purchase of the assets related to the FBR Funds, we funded part of the purchase price by entering into an amendment to our existing bank loan, bringing the total loan balance to $18.4 million. See Footnote 13 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K for more detail on the amendment to the loan agreement.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012, consisting of loan payments, including the related interest payments due, and operating leases:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
Principal on bank loan	$1,927	$573	$1,354	$—	$—
Interest on bank loan (1)	66	34	32	—	—
Operating lease (2)	498	301	197	—	—

Total	$2,491	$908	$1,583	$—	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate of prime less one percent, or 2.25%, based on the prime rate of 3.25% since December 17, 2008.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position.

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

The management agreements we have purchased are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles—Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis is conducted annually and coincides with our annual financial reporting.

In conducting the impairment analysis, the future revenues are calculated as a percent of assets under management based on our existing management agreements with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenues and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenues and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15 year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to center about the 11% range, as evidenced by annual S&P returns from 1928 to 2011. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2012. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements purchased may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment.

The costs related to our purchase of management contracts are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The purchase costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $22.6 million as of September 30, 2012.

Recent Accounting Pronouncements

In December, 2011, the FASB issued an amendment to standard “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the changes in stockholders’ equity. The amendment requires all non-owner changes in stockholders’ equity to be presented in either: (1) a single continuous statement with the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income or (2) two separate but consecutive statements where entities report the income statement, immediately followed by a statement of OCI that includes components of OCI, a total for OCI and a total for comprehensive income. This amendment is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (our first quarter of fiscal year 2013). Early adoption is permitted, but full retrospective application is required. As we have early adopted and reported comprehensive income within our consolidated statement of operations, the adoption of this guidance will not result in a change in the presentation of comprehensive income in our consolidated financial statements in the future.

In February, 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The amendments change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value requirements and are a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011 (the first quarter of fiscal year 2012). The adoption of this standard did not impact our financial condition, results of operations or cash flows.

In July, 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update becomes effective for fiscal years beginning after September 15, 2012 (our fiscal year 2013). The adoption of this standard may allow us to forego our next annual impairment analysis if the more-likely-than-not threshold is met in fiscal year 2013, which would cause a reduction in our expenses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subjected to different types of risk, including market risk. Market risk is the risk that we will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A, “Risk Factors—Our revenues decline when the value of the securities held by the mutual funds we manage declines,” our revenue is calculated on the market value of assets under management. Declines in the value of the securities held by the mutual funds we manage will negatively impact our revenue and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within our mutual funds would have on our assets under management, and therefore our revenue. The changes are compared to average asset values for the fiscal year ended September 30, 2012, and values are based on an assumption that asset values are consistent throughout the year:

Effects of Market Risk on Revenue

(In thousands)

	Values Based on Average Net Assets for Fiscal Year ended September 30, 2012	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets
Average Assets
Under Management	$823,433	$905,776	$741,089

Investment Advisor Fees	$6,286	$6,858	$5,611
Shareholder Service Fees	786	840	687

Total Revenue:	$7,072	$7,698	$6,298

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

San Francisco, California

December 6, 2012

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$8,730	$8,362
Investments in marketable securities, at fair value	6	6
Investment fee income receivable	643	548
Prepaid expenses	190	236
Deferred income tax asset	166	163
Other current assets	14	19

Total current assets	9,749	9,334

Property and equipment, net of accumulated depreciation of $358 and $396, respectively	148	136
Management contracts	22,557	22,284
Investment in available for sale security, at fair value	404	323
Other assets, net of accumulated amortization of $114 and $107, respectively	44	60

Total assets	$32,902	$32,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,087	$873
Income taxes payable	48	—
Deferred rent	87	24
Current portion of long-term debt	625	625

Total current liabilities	1,847	1,522

Long-term debt, net of current portion	1,302	1,927
Deferred income tax liability	4,529	3,848

Total liabilities	7,678	7,297

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,759,857 shares issued and outstanding at September 30, 2012 and 5,741,451 at September 30, 2011	9,584	9,567
Retained earnings	15,748	15,462
Accumulated other comprehensive loss	(108)	(189)

Total stockholders’ equity	25,224	24,840

Total liabilities and stockholders’ equity	$32,902	$32,137

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2012	2011
Revenue
Investment advisory fees	$6,286	$6,796
Shareholder service fees	786	843
Other	—	5

Total revenue	7,072	7,644

Operating expenses
Compensation and benefits	2,431	2,248
General and administrative	1,642	1,870
Mutual fund distribution	577	645
Sub-advisor fees	545	632
Amortization and depreciation	95	102

Total operating expenses	5,290	5,497

Operating income	1,782	2,147

Interest expense	51	65
Other income, net	(1)	(1)

Income before income tax expense	1,732	2,083

Income tax expense	761	868

Net income	$971	$1,215

Other comprehensive loss
Unrealized loss on investment in available for sale security	108	189

Comprehensive Income	$863	$1,026

Earnings per share:
Basic	$0.17	$0.21

Diluted	$0.17	$0.21

Weighted average shares outstanding:
Basic	5,742,931	5,728,334

Diluted	5,754,336	5,743,628

Cash dividends declared per share:	$0.13	$0.17

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2012 and 2011

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2010	5,709,839	$9,456	$15,192	$(148)	$24,500
Net income	—	—	1,215	—	1,215
Dividends paid	—	—	(945)	—	(945)
Unrealized loss on investment in available for sale security	—	—	—	(41)	(41)
Employee and director restricted stock vested	33,588	—	—	—	—
Employee restricted stock forfeited	—	(1)	—	—	(1)
Repurchase of vested employee restrictedstock for tax withholding	(1,976)	(5)	—	—	(5)
Deferred restricted stock unit compensation	—	171	—	—	171
Tax effect of restricted stock unit vesting	—	(54)	—	—	(54)

Balance at September 30, 2011	5,741,451	$9,567	$15,462	$(189)	$24,840

Net income	—	—	971	—	971
Dividends paid	—	—	(685)	—	(685)
Unrealized gain on investment in available for sale security	—	—	—	81	81
Director stock options exercised	5,000	15	—	—	15
Employee and director restricted stock vested	22,103	—	—	—	—
Employee restricted stock forfeited	—	(1)	—	—	(1)
Repurchase of vested employee restricted stock for tax withholding	(8,697)	(24)	—	—	(24)
Deferred restricted stock unit compensation	—	52	—	—	52
Tax effect of restricted stock unit vesting	—	(25)	—	—	(25)

Balance at September 30, 2012	5,759,857	$9,584	$15,748	$(108)	$25,224

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Fiscal Year Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$971	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	102
Deferred income taxes	678	626
Employee restricted stock forfeited	(1)	(1)
Tax effect of restricted stock unit vesting	(25)	(54)
Repurchase of stock units vested	(24)	(5)
Deferred restricted stock unit compensation	52	171
Unrealized gains on marketable securities	—	(1)

(Increase) decrease in operating assets:
Investment fee income receivable	(95)	71
Prepaid expenses	46	(50)
Other current assets	5	3
Other assets	10	1
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	214	(132)
Income taxes payable	48	(18)
Current portion of deferred rent	63	(26)
Long-term portion of deferred rent	—	(24)

Net cash provided by operating activities	2,037	1,878

Cash flows used in investing activities:
Purchases of property and equipment	(101)	(52)
Payments related to acquisition of management contracts	(273)	—

Net cash used in investing activities	(374)	(52)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(625)	(573)
Proceeds from exercise of director stock options	15	—
Dividend payments	(685)	(945)

Net cash used in financing activities	(1,295)	(1,518)

Net increase in cash and cash equivalents	368	308

Cash and cash equivalents at the beginning of the period	8,362	8,054

Cash and cash equivalents at the end of the period	$8,730	$8,362

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$70	$345

Interest	$52	$63

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2012 and 2011

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

The operating activities of the Company consist primarily of providing investment management services to nine open-end mutual funds (the “Hennessy Funds”) and one non-registered private pooled investment fund (the Hennessy Micro Cap Growth Fund, LLC). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund (the Hennessy Cornerstone Growth Fund, Series II was recently merged into the Hennessy Cornerstone Growth Fund), the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund; and as the Managing Member to the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”).

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

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from US Bancorp Fund Services, LLC in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to waive fees, then the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2012, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

Incentive income can only be earned on the assets in the private pooled equity fund, the Micro Cap Fund. Incentive income is earned only if the value of the Micro Cap Fund’s assets is above a ‘high water mark’ (described in the “Business Operations, Products and Strategies—Management Agreements and Fees” section of Item 1). The incentive fee is calculated and earned on the last day of the quarter, at which point it would be recognized in accordance with ASC 605. The incentive income is not subject to any clawback provisions. There was no incentive income earned in fiscal years 2012 and 2011.

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

The Company holds investments in publicly traded mutual funds which are accounted for as trading securities. Accordingly, unrealized gains of $0.01 million and $0.002 million, respectively, were recognized in operations for fiscal years 2012 and 2011.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

The Company also holds an investment in the Micro Cap Fund. The investment is classified as an available-for-sale security, is included on the balance sheet at market value and is accounted for using the equity method. Accordingly, any unrealized gains and losses on the investment are recognized as other comprehensive income (loss) in equity.

The investment in the Micro Cap Fund represents approximately 31.2% of the total subscriptions in the Micro Cap Fund. The Micro Cap Fund is a limited liability company for which the Company is the Managing Member. The value of the investment was $0.4 million and $0.3 million, respectively, at September 30, 2012 and 2011.

The accounting method the Company uses for equity investments is generally dependent upon the influence the Company has over the investee. If there are investments such as the Micro Cap Fund where the Company can exert control over the financial and operating policies of the investee, which generally exists if there is a 50% or greater voting interest, the investee will be consolidated into the Company’s financial statements. Further, as managing member of the Micro Cap Fund, the Company is generally presumed to control the Micro Cap Fund (and should consolidate the fund into the Company’s financial statements) unless this presumption is overcome because members of the Micro Cap Fund other than the Company and its affiliates have the substantive ability to dissolve the Micro Cap Fund or otherwise remove the Company as the managing member without cause. After considering Financial Accounting Standards Board (FASB) guidance on investment in equity and variable interest entities with respect to the investment in the Micro Cap Fund, the Company determined that the Micro Cap Fund should not be consolidated because the Company’s investment in the Micro Cap Fund is less than 50% of the voting interest, and the Company can be removed from the position of Managing Member at any time, with or without cause, by the vote of the other members owning a majority-in-interest of the capital accounts of the “Disinterested Members” (defined as members other than members who are the Managing Member or affiliates of the Managing Member).

(d) Management Contracts Purchased

The Company was appointed as investment advisor to the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund concurrent with its licensing of patented automated investment strategies from Netfolio, Inc. in June 2000.

The initial management contracts purchased were capitalized at $4,190,840. In February of 2002, the Company recorded $918,675 as the incremental value of management contracts purchased in connection with its mergers with Hennessy Management Co. L.P. and Hennessy Management Co. 2 L.P. Until February 28, 2002, the Hennessy Balanced Fund and the Hennessy Total Return Fund were managed by Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P., respectively, each of which was a California limited partnership. Hennessy Advisors was the general partner of each limited partnership and as general partner, performed all advisory functions on behalf of the partnerships for the funds. In order to consolidate all investment advisory activities directly into Hennessy Advisors, the limited partners of these limited partnerships agreed to merge the partnerships into Hennessy Advisors, subject to the closing of an initial minimum public offering of common stock, which occurred on February 28, 2002. Limited partners received an aggregate of 306,248 shares of common stock and cash of $11,275, in exchange for their partnership interests in the merger, and the Company was appointed advisor to the Hennessy Balanced Fund and the Total Return Fund.

In accordance with the FASB guidance on “Intangibles – Goodwill and Other,” effective June 30, 2001, intangible assets with an indefinite life are not subject to amortization. Accordingly, the Company ceased amortization of the contracts purchased in connection with the mergers of the partnerships as of the effective date.

On September 18, 2003, the Company was appointed investment advisor to the Hennessy Cornerstone Mid Cap 30 Fund, concurrent with the purchase of all the assets of the SYM Select Growth Fund, which were immediately merged into the Hennessy Cornerstone Mid Cap 30 Fund.

On March 11, 2004, the Company completed the purchase of the management contract for the majority of the mutual fund assets managed by Lindner Asset Management, Inc. (“Lindner”), based in Deerfield, Illinois. In conjunction with the Asset Purchase Agreement, the assets of five of Lindner’s mutual funds were merged into four of the five Hennessy Funds. The purchase price was $7.95 million which equaled 2.625% of the $300 million in assets under management on the closing date. The transaction was funded through a credit facility provided by US Bank National Association.

On July 1, 2005, the Company completed the purchase of the management contract for The Henlopen Fund from Landis Associates LLC and Michael L. Hershey. The Company paid $6.7 million, which equaled 2.25% of the $299 million in assets under management at the close of business on June 30, 2005. The purchase price was allocated $5.1 million to the management contract and $1.6 million to a three year non-compete agreement with Michael L. Hershey. The non-compete agreement was amortized on a straight-line basis over three years. The transaction was financed by U.S. Bank National Association. Following completion of the asset purchase, we changed the name of The Henlopen Fund to the Hennessy Cornerstone Growth Fund, Series II (symbol HENLX), and began to implement our investment strategy for Series II. Effective as of October 28, 2011, the assets under management of the Hennessy Cornerstone Growth Fund, Series II were combined into the Hennessy Cornerstone Growth Fund.

The indebtedness we incurred to purchase the management agreement of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to purchase the management agreements of the Lindner Funds. As of September 30, 2012, we had $1.93 million of principal outstanding under our bank loan, which bears interest at U.S. Bank National Association’s prime rate, as set by U.S. Bank National Association from time to time, less one percent, per a loan amendment dated February 1, 2007. The bank’s prime rate, which may change from time to time, is currently 3.25% (last changed on December 17, 2008), making the current effective interest rate 2.25%. An additional installment of $3.5 million was paid on December 29, 2008, and the loan was amended to require 20 monthly payments in the amount of $68,750 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2011. The Company borrowed an additional $2.0 million on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest, with the final installment of the then outstanding principal and interest due on September 30, 2015.

In March and September 2009, respectively, the Company purchased the management agreements for two funds managed by RBC Global Asset Management (U.S.) Inc. (the Tamarack Large Cap Growth Fund and the Tamarack Value Fund), and we purchased the management agreements for two funds managed by SPARX Investment & Research, USA, Inc. and sub-advised by SPARX Asset Management Co., Ltd. (the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund). We were able to fund these asset purchases from existing cash and did not have to incur any additional debt.

On October 26, 2012, the Company completed the purchase of assets related to the management of the ten FBR Funds. We were able to fund the asset purchase from an amendment to our existing loan. The asset purchase is discussed in detail in the Subsequent Event Footnote 13.

The Company periodically reviews the carrying value of management contracts purchased to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2012 or 2011.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of September 30, 2012.

(e) Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2012 and 2011. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2012 and 2011 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of management contracts purchased is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

The Company did not have any amounts of unrecognized tax benefits as of September 30, 2012 and 2011. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date, the Company has recognized no interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2008 through 2011 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2007 through 2011 tax years remain open in California.

The Company’s effective tax rate of 43.9% and 41.7% for the fiscal years ended September 30, 2012 and 2011, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h) Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 433,438 and 645,050 of common stock equivalents, consisting of unexercised options, excluded from the earnings per share calculations for the years ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

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

The Company, per the fair value recognition provisions of the FASB guidance on Stock Compensation, uses the “Modified Perspective” method in accordance with the transition and disclosure provisions of the codification for stock based compensation. All compensation costs related to restricted stock units vested during the years ended September 30, 2012 and 2011 have been recognized in our financial statements.

The Company has reserved up to 1,427,460 options for shares of the Company’s common stock, in accordance with terms of the Omnibus Plan. An aggregate of 433,438 options have been granted to certain employees, executive officers, and directors of the Company and are outstanding as of September 30, 2012. These options were fully vested at the date of grant, and have a weighted average exercise price of $5.14 per share. Through September 30, 2012, 5,000 options were exercised and 206,612 options expired, leaving 433,438 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2012 and 2011:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 9/30/2010	669,050	$4.46	2.82 years	$0
Granted	—	—
Exercised	—	—
Forfeited	(24,000)	$5.32
Expired	—	—

Outstanding at 9/30/2011	645,050	$4.43	1.82 years	$0
Granted	—	—
Exercised	(5,000)	$2.97
Forfeited	—	—
Expired	(206,612)	$2.97

Outstanding at 9/30/2012	433,438	$5.14	1.45 years	$0

Exercisable at 9/30/2012	433,438	$5.14	1.45 years	$0

During the years ended September 30, 2012 and 2011, the Company did not issue stock options or restricted stock units (“RSU”) under the Omnibus Plan. Under the Omnibus Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. RSUs granted under this plan vest over four years at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the years ended September 30, 2012 and 2011 was as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2012 and 2011
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2010	43,528	$7.65
Granted	—	$—
Vested (1)	(24,229)	$7.02
Forfeited	(3,350)	$4.80

Non-vested Balance at September 30, 2011	15,949	$5.28
Granted	—	$—
Vested (1)	(14,512)	$3.52
Forfeited	(375)	$2.66

Non-vested Balance at September 30, 2012	1,062	$2.59

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 13,406 and 31,612 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2012 and 2011, respectively.

Restricted Stock Unit Compensation

Fiscal Year Ended September 30, 2012

(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,150
Compensation Expense recognized as of September 30, 2012	(2,148)

Unrecognized compensation expense related to RSU’s at September 30, 2012	$2

As of September 30, 2012, there was $0.002 million of total RSU compensation expense related to non-vested awards not yet recognized which is expected to be recognized over a weighted-average vesting period of 1 month.

(j) Comprehensive Income

As of the fiscal year ended September 30, 2012, the Company implemented early adoption of the amendment to standard “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The Company disclosed the components of comprehensive income in the statements of income and comprehensive income.

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

The Company has entered into sub-advisory agreements covering the Hennessy Large Value Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund with the same asset management companies that previously managed the Funds. Under these agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the fund, in accordance with the terms of the sub-advisory agreement, the fund’s Prospectus and the fund’s Statement of Additional Information and subject to the direction, supervision and control of Hennessy Advisors, the managers of these Funds, and the trustees of these Funds.

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

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1—quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2—from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3—unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the standard’s definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of September 30, 2012:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$8,572	$—	$—	$8,572
Mutual fund investments	6	—	—	6
Investment in domestic equities	—	404	—	404

Total	$8,578	$404	$—	$8,982

Amounts included in:
Cash and cash equivalents	$8,572	$—	$—	$8,572
Investments in marketable securities	6	—	—	6
Investment in available for sale security	—	404	—	404

Total	$8,578	$404	$—	$8,982

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of our trading investment at the years ended September 30 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2012

Mutual fund investments	$4	$14	$(12)	$6

Total	$4	$14	$(12)	$6

2011

Mutual fund investments	$4	$14	$(12)	$6

Total	$4	$14	$(12)	$6

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

The cost, gross unrealized gains, gross unrealized losses, and fair market value of our available-for-sale investment at the years ended September 30 are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2012

Investment in available for sale security	$512	$357	$(465)	$404

Total	$512	$357	$(465)	$404

2011

Investment in available for sale security	$512	$252	$(441)	$323

Total	$512	$252	$(441)	$323

The investment in the available for sale security is included as a separate line item in non-current assets on the Company’s balance sheets.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended:

	September 30,
	2012	2011
Equipment	$142,747	$188,109
Leasehold improvements	122,714	122,714
Furniture and fixtures	135,902	138,506
IT Infrastructure	46,538	46,538
Software	58,922	36,289

	506,823	532,156

Less: accumulated depreciation	358,487	395,727

	$148,336	$136,429

(6)	Management Contracts

The costs related to the Company’s purchase of management contracts are capitalized as incurred. The management contract asset was $22.6 million as of September 30, 2012 compared to $22.3 million at the end of the prior comparable period. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles—Goodwill and Other.” The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the management contracts.

(7)	Bank Loan

On March 11, 2004, the Company secured financing from US Bank National Association to purchase the management contracts for certain Lindner funds in the amount of $7.9 million. The loan agreement required fifty-nine (59) monthly payments in the amount of $94,060 plus interest at the bank’s prime rate as it may change from time to time and was secured by the Company’s assets. On July 1, 2005, the loan was amended to provide an additional $6.7 million to fund purchase of the management contract for the Henlopen Fund. An additional $2.0 million was loaned to the Company on September 27, 2010, and the loan was amended to require 60 monthly payments in the amount of $52,083 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) less one percent (effective interest rate of 2.25%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due September 30, 2015. The loan balance is $1.93 million as of September 30, 2012 compared to $2.55 million at the end of the prior comparable period. The note maturity schedule is as follows:

Year ended September 30:
2013	$625,000
2014	625,000
2015	677,083

Total	$1,927,083

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance with the loan covenants for the fiscal years ending September 30, 2012 and 2011.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $31,250. These costs are included in other assets and the unamortized balance of $31,250 (as of the loan amendment date of September 27, 2010) is being amortized on a straight-line basis over 60 months. Amortization expense during the fiscal year ended September 30, 2012 was $6,250 compared to $17,324 for the prior comparable period. Future amortization expense is as follows:

Year ended September 30:
2013	$6,250
2014	6,250
2015	6,250

Total	$18,750

In connection with the purchase of the assets related to the FBR Funds, the Company funded part of the purchase price by entering into an amendment to the existing bank loan, bringing the total loan balance to $18.4 million. See Footnote 13 for more detail on the amendment to the loan agreement.

(8)	Income Taxes

The provision for income taxes is comprised of the following for the fiscal years ended September 30, 2012 and 2011:

	2012	2011
Current
Federal	$78,900	$237,000
State	28,600	59,900

	107,500	296,900

Deferred
Federal	531,700	499,500
State	122,100	71,500

	653,800	571,000

Total	$761,300	$867,900

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2012	2011
Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.83	5.47
Permanent and other differences	4.11	2.20

Effective Tax Rate	43.94%	41.67%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2012 and 2011 are presented below:

	2012	2011
Current deferred tax assets:
Accrued compensation	$23,900	$53,100
Deferred rent	35,900	9,500
State Taxes	9,700	20,400
Charitable Contribution Carryover	96,200	80,400

Total deferred tax assets	165,700	163,400

Noncurrent deferred tax liabilities:
Net Operating Loss	44,800	42,000
Property and equipment	(7,300)	(9,500)
Management contracts	(4,566,600)	(3,880,500)

Total deferred tax liabilities	(4,529,100)	(3,848,000)

Net deferred tax liabilities	$(4,363,400)	$(3,684,600)

As of September 30, 2012, the Company had Federal and California net operating loss carryforwards of approximately $0 and $768,000, respectively. The difference in tax loss carryforwards is primarily attributable to the suspension of net operating loss utilization by the State of California for taxable years 2008 through 2011. The California net operating loss carryforwards will expire in 2031, unless previously utilized.

The tax benefits in 2011 and 2012 for share based compensation awards that will result in future tax deductions are included in deferred tax assets. We account for APIC adjustments related to tax deductions in excess of book deductions for stock based compensation using the with-and-without method, recognizing a windfall benefit to APIC only after considering all other tax benefits presently available to us.

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2012	2011
Weighted average common stock outstanding	5,742,931	5,728,334

Common stock equivalents—stock options and RSU’s	11,405	15,294

	5,754,336	5,743,628

There were 433,438 and 645,050 of common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the year ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease was re-negotiated and a lease amendment was signed March 1, 2012 with a new expiration date of March 31, 2014 with one three-year or five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2012 is $498,326 for the remaining term of the lease. The straight-line rent expense is $22,869 per month for the remaining term of the lease.

The annual minimum future rental commitments under this lease as of September 30, 2012 and for future fiscal years ending September 30, 2014 are as follows:

Fiscal Year
2013	$329,472
2014	168,854

Total	$498,326

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks which, at times, may exceed federally insured limits. The amount on deposit at September 30, 2012 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $0.2 million. In addition, total cash and cash equivalents include $6.6 million held in the First American Prime Obligations Fund and $1.5 million held at UBS which are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(12)	New Accounting Pronouncements

In December, 2011, the FASB issued an amendment to standard “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the changes in stockholders’ equity. The amendment requires all non-owner changes in stockholders’ equity to be presented in either: (1) a single continuous statement with the components of net income, a total for net income, the components of OCI, a total for OCI, and a total for comprehensive income or (2) two separate but consecutive statements where entities report the income statement, immediately followed by a statement of OCI that includes components of OCI, a total for OCI and a total for comprehensive income. This amendment is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (the Company’s first quarter of fiscal year 2013). Early adoption is permitted, but full retrospective application is required. As the Company has early adopted and reports comprehensive income within its consolidated statement of operations, the adoption of this guidance will not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements in the future.

In February, 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The amendments change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value requirements and are a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011 (the first quarter of fiscal year 2012). The adoption of this standard did not impact the Company’s financial condition, results of operations or cash flows.

In July, 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update becomes effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The adoption of this standard will allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met in fiscal year 2013, which would cause a reduction in the Company’s expenses.

(13)	Subsequent Event

PURCHASE OF ASSETS RELATED TO FBR FUNDS

Subsequent to the fiscal year ended September 30, 2012, on October 26, 2012, the Company completed its purchase of certain assets of FBR Fund Advisers, Inc. that relate to the management of the entire family of ten FBR funds. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers. This brings the total assets under management of Hennessy Advisors, Inc. to $3.1 billion.

At the closing of the purchase, the Company paid a total of $19.7 million, of which $3.4 million was paid from cash on hand and the remaining $16.3 million was funded by an amendment to the Company’s existing bank loan, bringing the total loan balance to $18.4 million. The payment was based on total assets under management for each of the FBR Funds as of October 25, 2012, an amount constituting sixty percent of the total purchase price.

In accordance with the Asset Purchase Agreement, the Company will make a subsequent payment upon the first anniversary of closing constituting the remaining forty percent of the purchase price. We are unable to estimate the subsequent payment, as it will be calculated on total assets under management as of October 25, 2013.

Subsequent to the October 26, 2012 purchase of the management contracts, the total capitalized costs related to the purchase of the management contracts of the ten FBR Funds was $21.9 million.

EMPLOYEES

In conjunction with the purchase of assets related to the management of the ten FBR Funds, the Company added nine additional employees (who formerly worked for FBR & Co.) on October 29, 2012: two portfolio managers, a portfolio analyst, two traders, and four distribution professionals.

MANAGEMENT AND 12B-1 FEES

Each of the ten FBR Funds pays fees to the Company for management services. Management services include investment research, supervision of investments, conducting investment programs (including the evaluation, sale and reinvestment of assets), the placement of orders for the purchase and sale of securities, solicitation of brokers to execute transactions, sub-advisor oversight and the preparation and distribution of reports and statistical information. The fees received for management services are based on a percentage of the average daily net asset values of the mutual funds.

Furthermore, the majority of the ten FBR Funds have adopted a 12b-1 plan. Under Rule 12b-1 of the Investment Company Act of 1940, mutual funds can adopt a plan that allows them to make payments to third parties in connection with the distribution of their fund shares. Such distribution activities might include: advertising; compensation paid to financial institutions, broker-dealers, and others for sales and marketing; shareholder accounting services; the printing and mailing of prospectuses to possible new shareholders; and the printing and mailing of sales literature. Mutual funds can also employ a distributor to distribute and market mutual fund shares. 12b-1 fees can be used to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for possible new shareholders, advertising and the preparation and distribution of sales literature. The Securities and Exchange Commission (“SEC”) has considered changes to Rule 12b-1 of the Investment Company Act of 1940 and has proposed changes to Rule 12b-1. Although no changes have currently been adopted, it is unclear what changes the SEC will adopt in the future. Such final changes (depending on the form they take), or other future changes, could restrict our current practices.

The current management and 12b-1 fees for the former FBR Funds are as follows:

Fund	Management Fee (as a % of fund assets)	12b-1 Fee (as a % of fund assets)
Investor Class Shares
Hennessy Large Cap Financial Fund	0.90%	0.25%
Hennessy Small Cap Financial Fund	0.90%	0.25%
Hennessy Technology Fund	0.90%	0.25%
Hennessy Focus Fund	0.90%	0.25%
Hennessy Gas Utility Index Fund	0.40%	—
Hennessy Equity and Income Fund	0.80%	0.25%
Hennessy Core Bond Fund	0.80%	0.25%
Institutional Class Shares
Hennessy Small Cap Financial Fund	0.90%	—
Hennessy Technology Fund	0.90%	—
Hennessy Focus Fund	0.90%	—
Hennessy Equity and Income Fund	0.80%	—
Hennessy Core Bond Fund	0.80%	—

SUB-ADVISORY FEES

The Company has entered into sub-advisory agreements covering several of the purchased Funds with the same asset management companies that previously managed the Funds. The management companies are currently: Financial Counselors, Inc. (“FCI”), The London Company of Virginia (“London Co.”), and Broad Run Investment Management, LLC. The Company has delegated the day-to-day management of these funds to the sub-advisors. In exchange for the sub-advisory services, the Company (not the funds) pay them a sub-advisor fee, which is based on the amount of each fund’s average daily net assets.

The current sub-advisor fees for the former FBR Funds are as follows:

Sub-Advisor	Sub-Advisor Fee (as a percentage of fund assets)
Hennessy Core Bond Fund
FCI	0.27%*
Hennessy Equity and Income Fund
FCI	0.27%
London Co.	0.33%
Hennessy Focus Fund
Broad Run Investment Management, LLC	0.29%

*	For the fiscal year ending October 31, 2013, FCI voluntarily agreed to reduce its sub-advisory fee with respect to the Hennessy Core Bond Fund to 0.15% of that Fund’s average daily net assets.

LOAN

On October 26, 2012, the Company secured financing from US Bank National Association to purchase the management contracts for the ten FBR Funds in the amount of $16.3 million. The total percentage of assets cost of the purchase was $19.7 million, with $3.4 million paid from available cash. The Company’s existing loan was amended to include the additional financing for a new balance of $18.4 million. The loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due October 26, 2017. The note maturity schedule is as follows:

Year ended September 30:
2013	$1,686,667
2014	1,840,000
2015	1,840,000
2016	1,840,000
2017	1,840,000
2018	9,353,333

Total	$18,400,000

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company expects to be in compliance with the loan covenant for the first reporting period ending December 31, 2012.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $199,561. These costs will be included in other assets and will be added to the existing unamortized balance for a total of $218,311 (as of the loan amendment date of October 26, 2012). The loan fees will be amortized on a straight-line basis over 60 months. Future amortization expense is as follows:

Year ended September 30:
2013	$45,753
2014	49,912
2015	49,912
2016	49,912
2017	49,912
2018	4,159

Total	$249,560

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Annual Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Management’s report on internal control over financial reporting set forth in Item 8 of part II of this Annual Report on Form 10-K is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2012 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by the Item regarding our executive officers and directors, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in our Proxy Statement for our 2013 Annual Meeting (“Proxy Statement”), under the captions “Election of Directors” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

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

Information required by the Item regarding compensation we paid to our directors and our “named executive officers” in 2012 can be found in the Proxy Statement under the caption “Executive Compensation.” Such information is incorporated by reference as if fully set forth herein.

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

EQUITY COMPENSATION PLAN INFORMATION

On May 2, 2001, we established an incentive plan (the “Omnibus Plan”) providing for the issuance of options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance awards, and stock loans for the purpose of attracting and retaining executive officers and key employees. The maximum number of shares which may be issued under the Omnibus Plan is 25% of the outstanding common stock of the Company, or 1,439,964 shares, as of the fiscal year ended September 30, 2012, subject to adjustment by the compensation committee of the Board of Directors. An aggregate of 885,377 options for our common stock and 231,050 RSU’s have been granted as of September 30, 2012, to certain employees, executive officers, and directors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $4.54 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2012, employees and directors had exercised 201,639 options, 43,688 options were forfeited, 206,612 options expired, 20,538 RSU’s were forfeited and 155,768 net shares of common stock were issued for the vesting of 190,575 RSU’s (net of shares repurchased for tax withholding). There were 433,438 options fully vested and exercisable and 12,350 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding our equity incentive plan. All information presented is as of September 30, 2012. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,788	$5.00	594,375
Equity compensation plans not approved by security holders	0	0	0
Total	445,788	$5.00	594,375

(1)	The maximum number of shares of common stock that may be issued under our equity incentive plan is 25% of our outstanding common stock, or 1,439,964 shares, as of the fiscal year ended September 30, 2012.
(2)	The number of securities to be issued includes 12,350 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Election of Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP for professional services performed for 2012 and 2011, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8 of this Annual Report on Form 10-K.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)*

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)*

2.7	Asset Purchase Agreement, dated June 6, 2012, between registrant and FBR Fund Advisers, Inc. (15)*

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Mid Cap 30 Fund)(1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.3	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Second Amended and Restated Loan Agreement between Hennessy Advisors, Inc. and U.S. Bank National Association, dated October 26, 2012 (16)*

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Mid Cap 30 Fund)(7)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy

Mid Cap 30 Fund) (7)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.11(a)	Amendment to Servicing Agreement, dated March 1, 2009 between the Registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund) (14)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (9)

10.14	Restricted Stock Unit Award Agreement for officers (2) (8)

10.15	Restricted Stock Unit Agreement for Directors (2) (8)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (9)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (9)

10.18	Amendment No. 2, dated December 18, 2008, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (10)

10.19	Amendment No. 3, dated September 3, 2009, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (11)

10.20	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.21	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.22	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.24	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.25	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (12)

10.26	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (12)

10.27	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (on behalf of the Hennessy Large Value Fund) (12)

10.28	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.29	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Management Co., Ltd. (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.30	Sixth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (13)

10.31	Servicing Agreement, dated July 1, 2007, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund and the Hennessy Balanced Fund) (14)

10.32	Servicing Agreement, dated June 1, 2011, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (14)

10.33	Amended and Restated Employment Agreement, dated as of October 8, 2012, between the registrant and Neil J. Hennessy (2) (17)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a – 14a Certification of the Chief Executive Officer

31.2	Rule 13a – 14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101**	Financial statements from the Annual Report on Form 10-K of Hennessy Advisors, Inc. for the year ended September 30, 2012, filed on December 6, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

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

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.

(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed December 12, 2008.

(7)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.

(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.

(10)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2008.

(11)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 9, 2009.

(12)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.

(13)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 3, 2010.

(14)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 9, 2011.

(15)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed June 8, 2012.

(16)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed November 1, 2012.

(17)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed October 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 6, 2012
Neil J. Hennessy
Chief Executive Officer and President (As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: December 6, 2012
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated: December 6, 2012
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Kathryn R. Fahy	Dated: December 6, 2012
Kathryn R. Fahy
Controller

By:	/s/ Daniel G. Libarle	Dated: December 6, 2012
Daniel G. Libarle
Director

By:	/s/ Thomas L. Seavey	Dated: December 6, 2012
Thomas L. Seavey
Director

By:	/s/ Henry Hansel	Dated: December 6, 2012
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Dated: December 6, 2012
Brian A. Hennessy
Director

By:	/s/ Rodger Offenbach	Dated: December 6, 2012
Rodger Offenbach
Director

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (6)

2.7	Asset Purchase Agreement, dated June 6, 2012, between registrant and FBR Fund Advisers, Inc. (15)*

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Mid Cap 30 Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. And Netfolio, Inc. (1)

10.3	Hennessy Advisors, Inc. 2001 Omnibus Plan (1) (2)

10.4	Form of Option Award Agreement (1) (2)

10.5	Employment Agreement of Neil J. Hennessy (1) (2)

10.6	Second Amended and Restated Loan Agreement between Hennessy Advisors, Inc. and U.S. Bank National Association, dated October 26, 2012 (16)*

10.7	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.8	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.9	Investment Advisory Agreement, dated July 1, 2005, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10	Servicing Agreement, dated October 1, 2002, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund and the Hennessy Cornerstone Mid Cap 30 Fund) (7)

10.10(a)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Mid Cap 30 Fund (7)

10.11	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.11(a)	Amendment to Servicing Agreement, dated March 1, 2009 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund) (14)

10.12	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.13	Amendment No. 1, dated August 28, 2006, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (9)

10.14	Restricted Stock Unit Award Agreement for officers (2) (8)

10.15	Restricted Stock Unit Agreement for Directors (2) (8)

10.16	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2) (9)

10.17	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2) (9)

10.18	Amendment No. 2, dated December 18, 2008, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (10)

10.19	Amendment No. 3, dated September 3, 2009, to Employment Agreement between Hennessy Advisors, Inc. and Neil J. Hennessy (2) (11)

10.20	First Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.21	Second Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.22	Third Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.23	Fourth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.24	Fifth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (10)

10.25	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (12)

10.26	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (12)

10.27	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (on behalf of the Hennessy Large Value Fund) (12)

10.28	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.29	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Asset Management Co., Ltd. (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.30	Sixth Amendment to Amended and Restated Loan Agreement between the registrant and U.S. Bank National Association (13)

10.31	Servicing Agreement, dated July 1, 2007, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund and the Hennessy Balanced Fund) (14)

10.32	Servicing Agreement, dated June 1, 2010, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (14)

10.34	Amended and Restated Employment Agreement, dated as of October 8, 2012, between the registrant and Neil J. Hennessy (2) (17)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm – Filed Herewith

31.1	Rule 13a – 14a Certification of the Chief Executive Officer – Filed Herewith

31.2	Rule 13a – 14a Certification of the Chief Financial Officer– Filed Herewith

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350– Filed Herewith

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350– Filed Herewith

101**	Financial statements from the Annual Report on Form 10-K of Hennessy Advisors, Inc. for the year ended September 30, 2012, filed on December 6, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

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

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970).

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.

(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.

(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) Filed December 12, 2008.

(7)	Incorporated by reference from the Company’s Form S-1 registration statement filed July 26, 2005 (SEC File No. 333-126896).

(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.

(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.

(10)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2008.

(11)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 9, 2009.

(12)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.

(13)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 3, 2010.

(14)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 9, 2011.

(15)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed June 8, 2012.

(16)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed November 1, 2012.

(17)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed October 10, 2012.