Form 10-Q
period 2012-12-31
HENNESSY ADVISORS INC
filed 2013-01-17
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of January 4, 2013 there were 5,771,984 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2012	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,927	$8,730
Investments in marketable securities, at fair value	6	6
Investment fee income receivable	1,952	643
Prepaid expenses	180	190
Deferred income tax asset	118	166
Other accounts receivable	438	14

Total current assets	7,621	9,749

Property and equipment, net of accumulated depreciation of $388 and $358, respectively	224	148
Management contracts	42,459	22,557
Investment in available for sale security, at fair value	—	404
Other assets, net of accumulated amortization of $122 and $114, respectively	259	44

Total assets	$50,563	$32,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$1,243	$1,087
Income taxes payable	208	48
Deferred rent	75	87
Current portion of long-term debt	1,840	625

Total current liabilities	3,366	1,847

Long-term debt	16,406	1,302
Deferred income tax liability	4,867	4,529

Total liabilities	24,639	7,678

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,771,984 shares issued and outstanding at December 31, 2012 and 5,759,857 at September 30, 2012	9,588	9,584
Retained earnings	16,336	15,748
Accumulated other comprehensive loss	—	(108)

Total stockholders’ equity	25,924	25,224

Total liabilities and stockholders’ equity	$50,563	$32,902

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended December 31,
	2012	2011
Revenue
Investment advisory fees	$4,489	$1,530
Shareholder service fees	214	187

Total revenue	4,703	1,717

Operating expenses
Compensation and benefits	1,412	534
General and administrative	674	548
Mutual fund distribution	268	142
Sub-advisor fees	711	140
Amortization and depreciation	38	21

Total operating expenses	3,103	1,385

Operating income	1,600	332

Interest expense	138	14
Other expense (income), net	110	(1)

Income before income tax expense	1,352	319

Income tax expense	584	167

Net income	$768	$152

Other comprehensive loss
Unrealized loss on investment in available for sale security	—	143

Comprehensive Income	$768	$9

Earnings per share:
Basic	$0.13	$0.03

Diluted	$0.13	$0.03

Weighted average shares outstanding:
Basic	5,705,781	5,695,783

Diluted	5,705,781	5,713,006

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2012

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2012	5,759,857	$9,584	$15,748	$(108)	$25,224
Net Income	—	—	768	—	768
Dividends paid	—	—	(180)	—	(180)
Realized loss on liquidation of investment in available for sale security	—	—	—	108	108
Employee and director restricted stock vested	12,350	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(223)	(1)	—	—	(1)
Deferred restricted stock unit compensation	—	3	—	—	3
Tax effect of restricted stock unit vesting	—	2	—	—	2

Balance at December 31, 2012	5,771,984	$9,588	$16,336	$—	$25,924

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$768	$152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38	21
Deferred income taxes	386	240
Tax effect from restricted stock unit vesting	2	(20)
Restricted stock units repurchased	(1)	(24)
Deferred restricted stock unit compensation	3	25
Realized loss on liquidation of available for sale security	108	—
(Increase) decrease in operating assets:
Investment fee income receivable	(1,309)	(18)
Prepaid expenses	10	14
Other current assets	(424)	11
Other assets	—	7
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	156	(572)
Income taxes payable	160	—
Deferred rent	(12)	(12)

Net cash used in operating activities	(115)	(176)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(105)	(15)
Payments related to acquisition of management contracts	(19,902)	(38)
Proceeds on liquidation of available for sale security	404	—

Net cash used in investing activities	(19,603)	(53)

Cash flows provided by (used in) financing activities:
Proceeds from amended bank loan	16,525	—
Principal payments on bank loan	(206)	(156)
Loan fee payments on amended bank loan	(224)	—
Dividend payment	(180)	(144)

Net cash provided by (used in) financing activities	15,915	(300)

Net decrease in cash and cash equivalents	(3,803)	(529)
Cash and cash equivalents at the beginning of the period	8,730	8,362

Cash and cash equivalents at the end of the period	$4,927	$7,833

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$37	$—

Interest	$79	$14

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at December 31, 2012, the operating results for the three months ended December 31, 2012 and December 31, 2011, and the cash flows for the three months ended December 31, 2012 and December 31, 2011. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The operating activities of the Company consist primarily of providing investment management services to sixteen open-end mutual funds (the “Hennessy Funds”). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund.

The Company’s operating revenues consist of contractual management and shareholder servicing fees. The Company earns management fees through portfolio management of mutual funds. The Company earns shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with ASC 605.

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from US Bancorp Fund Services, LLC in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to voluntarily waive fees, then the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of December 31, 2012, the Company has waived $0.02 million in fees due to contractual expense ratio limitations.

The Company’s contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the funds’ accountants in the month subsequent to the month in which the services are provided.

On October 26, 2012, the Company purchased the assets related to the management of the entire family of ten FBR funds (the “former FBR Funds”), adding approximately $2.2 billion in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers. The transaction was funded by an amendment to the Company’s existing loan with US Bank to borrow an additional $16.3 million (see Footnote 4). Additionally, the Company paid $3.4 million from its cash currently available. The additional capitalized transaction costs of $0.2 million include legal fees, printing fees and other costs related to purchasing the assets related to management of the former FBR Funds.

The initial payment was based on total assets under management for each of the FBR Funds as of October 25, 2012, an amount constituting sixty percent of the total purchase price. In accordance with the Asset Purchase Agreement, the Company will make a subsequent payment upon the first anniversary of closing constituting the remaining forty percent of the purchase price. The subsequent forty percent payment will be calculated on total assets under management related to the Asset Purchase Agreement as of October 25, 2013, which is an unknown number. We do not currently have sufficient historical sales and redemptions data for the former FBR Funds to make a reasonable estimate for the value of the second payment. We are therefore booking zero contingent liability as of December 31, 2012.

(2) Management Contracts

As of December 31, 2012, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Cornerstone Mid Cap 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Large Growth Fund, the Hennessy Large Value Fund, the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

The management agreements for the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund have an initial period of two years, which commenced on October 26, 2012, to be renewed annually thereafter.

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

As provided in the management agreements for the sixteen Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Fund’s average daily net assets.

Under the terms of the management agreements, each fund bears all expenses incurred in its operation that are not specifically assumed by Hennessy Advisors, the administrator or the distributor. Hennessy Advisors bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Hennessy Funds.

The Company has entered into sub-advisory agreements covering the Hennessy Large Value Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, and the Hennessy Focus Fund, with the same asset management companies that previously managed the Funds. Under these agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the fund, in accordance with the terms of the sub-advisory agreement, the fund’s Prospectus and the fund’s Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of Hennessy Advisors, Inc., and the trustees of the Hennessy Funds.

In exchange for the sub-advisory services, the Company (not the funds) pays a sub-advisor fee to the sub-advisors, which is based on the amount of each fund’s average daily net assets.

As of December 31, 2012, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3) Investment in available for sale security

On October 30, 2007, Hennessy Advisors, Inc. invested $0.5 million in the Hennessy Micro Cap Fund Growth Fund, LLC (the “Micro Cap Fund”). The Micro Cap Fund was closed on December 14, 2012, and the investment was liquidated, resulting in a realized loss of $0.11 million. The loss was included in other expense on the income statement as of December 31, 2012.

(4) Bank Loan

On October 26, 2012, our existing loan was amended to provide an additional $16.3 million to purchase the assets related to the management of the former FBR Funds. The loan was amended to include the additional financing for a new balance of $18.4 million. The amended loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due October 26, 2017.

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the periods ended December 31, 2012, and 2011.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $0.25 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. The unamortized balance of loan fees was $0.23 million at December 31, 2012.

(5) Income Taxes

The following is our tax position at December 31, 2012 and 2011:

The provision (benefit) for income taxes comprised of the following for the three months ended December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Current
Federal	$199,000	$(53,100)
State	(1,700)	100

	197,300	(53,000)

Deferred
Federal	299,600	165,900
State	87,500	54,300

	387,100	220,200

Total	$584,400	$167,200

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2012 and September 30, 2012 are presented below:

	12/31/2012	9/30/2012
Current deferred tax assets:
Accrued compensation	$26,500	$23,900
Deferred rent	29,900	35,900
Capital loss carryforward	110,400	—
State taxes	—	9,700
Charitable contribution carryover	61,900	96,200

Gross deferred tax assets	228,700	165,700
Less: Valuation Allowance	(110,400)	—

Net deferred tax assets	118,300	165,700

Noncurrent deferred tax liabilities:
Net operating loss	7,400	44,800
Property and equipment	(5,400)	(7,300)
Management contracts	(4,869,100)	(4,566,600)

Total deferred tax liabilities	(4,867,100)	(4,529,100)

Net deferred tax liabilities	$(4,748,800)	$(4,363,400)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2008 through 2011 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2005 through 2011 tax years remain open in California.

The Company’s effective tax rates for the three months ended December 31, 2012 and 2011, were 43.2% and 52.3%, respectively, and differ from the federal statutory rate of 34% for the following principal reasons:

	12/31/2012	12/31/2011
Federal tax at statutory rate	34.0%	34.0%
State tax at statutory rate	5.8	5.8
Permanent differences	0.2	12.5
Disallowed capital loss	3.2	—

Effective Tax Rate	43.2%	52.3%

The effective tax rate for the current period ended December 31, 2012 was abnormally high due to a valuation allowance on the capital loss carryforward created by the loss on the sale of the available for sale investment in the current quarter. The effective tax rate for the prior period ended December 31, 2011 was abnormally high due to a one-time revaluation of the Company’s state deferred tax liabilities to reflect a higher blended state tax rate.

(6) Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 433,438 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the three months ended December 31, 2012 because they were anti-dilutive. There were 645,050 common stock equivalents, consisting of unexercised options and unvested restricted stock units (“RSUs”), excluded from the per share calculation for the three months ended December 31, 2011 because they were anti-dilutive.

A quarterly cash dividend of $0.03125 per share was paid on December 7, 2012 to shareholders of record as of November 15, 2012.

(7) Stock-Based Compensation

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

The exercise price of all options granted under the Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the three months ended December 31, 2012 and 2011.

Under the Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the three months ended December 31, 2012 and 2011. RSU activity for the three months ended December 31, 2012 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2012
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2012	1,062	$2.59
Granted	—	—
Vested (1)	(1,062)	2.59
Forfeited	—	—

Non-vested Balance at December 31, 2012	—	$—

(1)	The restricted stock units vested were partially vested (and expensed) in the prior fiscal year. There were 12,127 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the three months ended December 31, 2012.

Restricted Stock Unit Compensation Three Months Ended December 31, 2012
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,150
Compensation Expense recognized as of December 31, 2012	(2,150)

Unrecognized compensation expense related to RSU’s at December 31, 2012	$—

As of December 31, 2012, there was no RSU compensation expense related to non-vested awards not yet recognized.

(8) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. There were no other commitments or contingencies as of December 31, 2012.

As of December 31, 2012, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(9) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchies as of December 31, 2012:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$3,764	$—	$—	$3,764
Mutual fund investments	6	—	—	6

Total	$3,770	$—	$—	$3,770

Amounts included in:
Cash and cash equivalents	$3,764	$—	$—	$3,764
Investments in marketable securities	6	—	—	6

Total	$3,770	$—	$—	$3,770

(10) New Accounting Pronouncements

In February, 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The amendments change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value requirements and are a result of the joint efforts by the FASB and the IASB to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The guidance provided by this update was effective for interim and annual periods beginning on or after December 15, 2011 (the first quarter of fiscal year 2012). The adoption of this standard did not impact the Company’s financial condition, results of operations or cash flows.

In July, 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update is effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and will allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2013, which would cause a reduction in the Company’s expenses.

There have been no significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2012 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC on December 6, 2012.

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

Overview

We derive our operating revenue from investment advisory fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed purchases of the rights to manage mutual funds, market conditions and the success of our marketing efforts. Average assets under management were $2.46 billion and $777.1 million for the three months ended December 31, 2012 and 2011, respectively.

Total assets under management were $3.02 billion as of December 31, 2012. Our total assets under management have increased since December 31, 2011 due to our purchase of assets related to the management of the former FBR funds, which had approximately $2.2 billion in assets under management. The following table illustrates the changes in assets under management from December 31, 2011 through December 31, 2012:

	Assets Under Management At Each Quarter End, December 31, 2011 through December 31, 2012
	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
	(In Thousands)
Beginning assets under management	$749,310	$780,950	$814,944	$821,406	$919,262
Purchase of assets related to management of mutual funds	—	—	—	—	2,222,961
Organic inflows	32,172	28,167	80,366	78,949	156,362
Redemptions	(64,137)	(75,389)	(40,382)	(55,354)	(287,467)
Market appreciation (depreciation)	63,605	81,216	(33,522)	74,261	12,950

Ending assets under management	$780,950	$814,944	$821,406	$919,262	$3,024,068

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to management of mutual funds. As of December 31, 2012, this asset had a net balance of $42.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to management of mutual funds. As of December 31, 2012, this liability had a balance of $18.2 million.

Results of Operations

The following table displays items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
		2012	2011
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$4,489	95.4%	$1,530	89.1%
Shareholder service fees	214	4.6	187	10.9

Total revenue	4,703	100.0	1,717	100.0

Operating expenses:
Compensation and benefits	1,412	30.0	534	31.1
General and administrative	674	14.3	548	31.9
Mutual fund distribution	268	5.7	142	8.3
Sub-advisor fees	711	15.1	140	8.2
Amortization and depreciation	38	0.9	21	1.2

Total operating expenses	3,103	66.0	1,385	80.7

Operating income	1,600	34.0	332	19.3

Interest expense	138	2.9	14	0.8
Other income	110	2.4	(1)	(0.1)

Income before income tax expense	1,352	28.7	319	18.6

Income tax expense	584	12.4	167	9.7

Net income	$768	16.3%	$152	8.9%

Revenues: Total revenue increased 173.9% to $4.7 million in the three months ended December 31, 2012, due to increased average assets under management. Investment advisory fees increased 193.4% to $4.5 million in the three months ended December 31, 2012, and shareholder servicing fees increased 14.4% to $0.2 million in the three months ended December 31, 2012. The increase in investment advisory fees is due to increased average daily net assets in our mutual funds. However, not all of the Hennessy Funds earn shareholder servicing fees. The increase in shareholder servicing fees is due to increased average daily net assets in our mutual funds that earn shareholder servicing fees.

Average daily net assets in our mutual funds for the three months ended December 31, 2012 increased by $1.7 billion, or 216.3%, to $2.46 billion from $777.1 million in the prior comparable period. The increase is attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management. The increase is partly offset by net outflows of $114.5 million. The largest net outflows were from the Hennessy Focus Fund ($33.7 million) and the Hennessy Gas Utility Index Fund ($21.0 million).

About 22.8%, or $559.3 million, of the total average daily net assets for the period are concentrated in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of daily average assets. However, the Company pays a sub-advisor fee of 0.29% of average daily net assets of the Hennessy Focus Fund, which reduces the net impact to the Company’s financial operations. The second largest concentration of average daily net assets, at 20.9%, or $513.7 million, is in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of daily average assets.

Total net assets in our mutual funds increased by $2.24 billion, or 287.2%, as of December 31, 2012, from $781.0 million as of the end of the prior comparable period to $3.02 billion as of December 31, 2012. The $2.24 billion increase in net mutual fund assets is attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management. Redemptions as a percentage of assets under management increased from an average of 2.7% per month to 4.0% per month during the same period due to increased outflows.

The net outflows are due to investors remaining apprehensive of the equity markets. Despite investor fear, there has been market appreciation since the prior comparable period.

Redemptions from the funds were due, among other factors, to the following:

Although the economic environment remains turbulent, we are finally seeing investors slowly returning to the equity markets. For the year ended December 31, 2012, every one of our sixteen Hennessy Funds had positive returns, which has encouraged inflows.

There is continued political and economic uncertainty due to: continued unemployment, struggling housing markets, rising US debt and continued volatility in Europe, among other things. However, Americans have poured record amounts into their savings, despite interest rates being at record lows. Also, the U.S. Government is beginning to provide clarity, and we believe this will allow a sustained recovery to begin in earnest.

We offer two sub-advised funds that are invested in the Japanese equity market. These funds experienced outflows as Japan recovered from the earthquake and tsunami of March, 2011. However, we continue to believe in the resiliency and aptitude of the Japanese people and of Japanese companies, and investors have shown they agree. The Hennessy Japan Small Cap Fund experienced net inflows of almost $6 million in the quarter ended December 31, 2012.

The market appreciation was due, among other factors, to the following:

This year ended December 31, 2012, the financial markets showed great resiliency despite the consistently negative news that drive consumer and investor fear. We are finally seeing indications that the confidence of the individual investor is returning, and there is nothing like positive returns to convince even the greatest market bears to invest in the US equity markets.

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

The Company has contractual expense ratio limitations for the following Funds:

Fund	Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the 3-months ended 12/31/2012 (in $)
Investor Class Shares
Hennessy Large Cap Financial Fund*	1.95%	$—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	8,906
Hennessy Focus Fund*	1.95%	—
Hennessy Gas Utility Index Fund*	0.80%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	2,512
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	1,564
Hennessy Focus Fund*	1.70%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	7,760

Total		$20,743

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), nor does it anticipate waiving fees, on a voluntary basis.

Operating Expenses: Total operating expenses increased 124.0% to $3.1 million in the three months ended December 31, 2012, from $1.4 million in the prior comparable period. The increase is due to increases in all expense categories. As a percentage of total revenue, total operating expenses decreased 14.7% to 66.0% in the three months ended December 31, 2012, as compared to 80.7% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 164.4% to $1.4 million in the three months ended December 31, 2012, from $0.5 million in the prior comparable period. The increase is primarily due to new employees hired to manage mutual funds and increase our sales and marketing efforts. As a percentage of total revenue, compensation and benefits decreased 1.1% to 30.0% for the three months ended December 31, 2012, compared to 31.1% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 23.0% to $0.7 million in the three months ended December 31, 2012, from $0.5 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 17.6% to 14.3% in the three months ended December 31, 2012, from 31.9% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 88.7% to $0.3 million in the three months ended December 31, 2012, from $0.1 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased 2.6% to 5.7% for the three months ended December 31, 2012, compared to 8.3% in the prior comparable period.

The mutual fund distribution expense consists of fees paid for our mutual funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When our funds are purchased through one of these platforms, such as Charles Schwab, Fidelity, TD Ameritrade or Morgan Stanley Smith Barney, the platform typically charges us an asset based fee which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the value of the funds held on the platforms, which can be affected by inflows, outflows and market performance.

The increased costs in the current period are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the three months ended December 31, 2012, the value of the mutual funds held on Charles Schwab (the platform to which we pay half of our total mutual fund distribution fees) increased by about 68% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense increased 407.9% to $0.7 million in the three months ended December 31, 2012, from $0.1 million in the prior comparable period. The increase is a result of the addition of three new sub-advised funds in the current period: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. As a percentage of total revenue, sub-advisor fee expense increased 6.9% to 15.1% for the three months ended December 31, 2012, compared to 8.2% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation increased 81.0% to $0.04 million in the three months ended December 31, 2012, from $0.02 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.3% to 0.9% for the three months ended December 31, 2012, compared to 1.2% in the prior comparable period.

Interest Expense: Interest expense increased by 885.7% from the prior comparable period due to a loan amendment adding a net amount of $15.9 million to the principal loan balance since the prior comparable period. As a percentage of total revenue, interest expense increased 2.1% to 2.9% for the three months ended December 31, 2012, compared to 0.8% in the prior comparable period.

Other Income or Expense: Other income or expense increased 11,100% to an expense of $0.1 million from the prior comparable period income of $.001 million. The increased expense is due to the realized loss of $0.1 million on the sale of the available for sale investment on December 14, 2012. As a percentage of total revenue, other expense increased 2.5% to 2.4% for the three months ended December 31, 2012, compared to -0.1% in the prior comparable period.

Income Taxes: The provision for income taxes increased 249.7% to $0.6 million in the three months ended December 31, 2012, from $0.2 million in the prior comparable period. The change is due to increased income before income tax expense in the current period, as well as a valuation allowance on the capital loss carryforward in the current period.

Net Income: Net income increased by 405.3% to a net income of $0.8 million in the three months ended December 31, 2012, from $0.2 million in the prior comparable period, as a result of the factors discussed above.

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

Our operating revenues consist of contractual management and shareholder servicing fees. We earn our management fees principally through portfolio management of our mutual funds, and we earn our shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by our fund accountant. In accordance with the FASB guidance on revenue recognition, the fees are recognized monthly by the Company. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from our fund accountant in the month subsequent to the month in which the services are provided.

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

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2012. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of December 31, 2012, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and percent of asset costs. The amounts are included in the management contract asset totaling $42.5 million as of December 31, 2012.

Significant Estimate

In accordance with the Asset Purchase Agreement, the Company has a possible subsequent payment due upon the first anniversary of closing constituting the remaining forty percent of the purchase price. The subsequent forty percent payment will be calculated on total assets under management related to the Asset Purchase Agreement as of October 25, 2013, which is an unknown number. The Company does not have sufficient information to book a best estimate for the subsequent payment. We are therefore booking zero contingent liability as of December 31, 2012, and will revisit this estimate quarterly.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2012 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, such as a possible subsequent payment on the purchase of assets related to management of the former FBR Funds, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2012 were $3.02 billion, which was an increase of $2.1 billion, or 229.0%, from September 30, 2012. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Fixed assets and management agreements purchased totaled $42.7 million as of December 31, 2012. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2012, we had cash and cash equivalents of $4.9 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31, (unaudited, in thousands)
	2012	2011
Cash flow data:
Operating cash flows	$(115)	$(176)
Investing cash flows	(19,603)	(53)
Financing cash flows	15,915	(300)

Net decrease in cash and cash equivalents	$(3,803)	$(529)

The decrease in cash used in operating activities of $0.06 million is due to the effects of the purchase of assets related to the management agreements of mutual funds which increased: net income, accounts receivables and income taxes payable from the prior comparable period.

The increase in cash used in investing activities is due to $19.9 million related to the purchase of assets related to the management of the former FBR Funds, partly offset by the proceeds related to the liquidation of the available for sale investment.

The increase in cash provided by financing activities is due to a loan amendment to purchase assets related to the management of the former FBR Funds and a decrease in dividends paid in the current period.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the $1.9 million loan was amended to provide an additional $16.3 million to purchase the assets related to the management of the former FBR funds and an additional $0.2 million in loan fees for a new balance of $18.4 million. The loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due October 26, 2017. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of December 31, 2012. As of December 31, 2012, we have $18.2 million currently outstanding under our bank loan.

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended December 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
On the vesting dates of October 1-31, 2012	0	$0.00	0	908,807
On the vesting dates of November 1-30, 2012(1)	223	$2.60	0	908,807
On the vesting dates of December 1-31, 2012	0	$0.00	0	908,807

Total (2)	223	$2.60	0	908,807

(1)	The shares repurchased on November 1, 2012 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on November 1, 2008, and were not purchased pursuant to the stock buyback program described below. Withholding requirements are at statutory rates.
(2)	The total shares repurchased were purchased at a weighted average price of $2.60 share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

10.1	Investment Advisory Agreement between Hennessy Advisors, Inc. and Hennessy Funds Trust.

10.2	Sub-Advisory Agreement between Hennessy Advisors, Inc. and Broadrun Investment Management, LLC.

10.3	Sub-Advisory Agreement between Hennessy Advisors, Inc. and The London Company.

10.4	Sub-Advisory Agreement between Hennessy Advisors, Inc. and Financial Counselors, Inc.

10.5	Sub-Advisory Agreement between Hennessy Advisors, Inc. and Financial Counselors, Inc.

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101 *	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2012, filed on January 17, 2013, formatted in XBRL: (i) the Condensed Statements of Income and Comprehensive Income; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: January 17, 2013	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1	Investment Advisory Agreement between Hennessy Advisors, Inc. and Hennessy Funds Trust.

10.2	Sub-Advisory Agreement between Hennessy Advisors, Inc. and Broadrun Investment Management, LLC.

10.3	Sub-Advisory Agreement between Hennessy Advisors, Inc. and The London Company.

10.4	Sub-Advisory Agreement between Hennessy Advisors, Inc. and Financial Counselors, Inc.

10.5	Sub-Advisory Agreement between Hennessy Advisors, Inc. and Financial Counselors, Inc.

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101 *	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2012, filed on January 17, 2013, formatted in XBRL: (i) the Condensed Statements of Income and Comprehensive Income; (ii) the Condensed Balance Sheets; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.