Form 10-Q
period 2013-03-31
HENNESSY ADVISORS INC
filed 2013-05-08
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 10, 2013 there were 5,884,172 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2013	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,145	$8,730
Investments in marketable securities, at fair value	6	6
Investment fee income receivable	2,117	643
Prepaid expenses	760	190
Deferred income tax asset	124	166
Other accounts receivable	251	14

Total current assets	9,403	9,749

Property and equipment, net of accumulated depreciation of $389 and $358, respectively	231	148
Management contracts	42,517	22,557
Investment in available for sale security, at fair value	—	404
Other assets, net of accumulated amortization of $134 and $114, respectively	246	44

Total assets	$52,397	$32,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,228	$1,087
Income taxes payable	—	48
Deferred rent	63	87
Current portion of long-term debt	1,840	625

Total current liabilities	4,131	1,847

Long-term debt	15,947	1,302
Deferred income tax liability	5,168	4,529

Total liabilities	25,246	7,678

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,884,172 shares issued and outstanding at March 31, 2013 and 5,759,857 at September 30, 2012	9,879	9,584
Retained Earnings	17,272	15,748
Accumulated other comprehensive loss	—	(108)

Total stockholders’ equity	27,151	25,224

Total liabilities and stockholders’ equity	$52,397	$32,902

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2013	2012	2013	2012
Revenue
Investment advisory fees	$5,726	$1,538	$10,215	$3,068
Shareholder service fees	221	191	435	378

Total revenue	5,947	1,729	10,650	3,446

Operating expenses
Compensation and benefits	1,850	586	3,262	1,120
General and administrative	698	387	1,372	935
Mutual fund distribution	351	149	619	291
Sub-advisor fees	950	142	1,661	282
Amortization and depreciation	45	25	83	46

Total operating expenses	3,894	1,289	6,997	2,674

Operating income	2,053	440	3,653	772

Interest expense	179	13	317	27
Other expense (income), net	(1)	—	109	(1)

Income before income tax expense	1,875	427	3,227	746

Income tax expense	758	181	1,342	348

Net income	1,117	246	1,885	398

Other comprehensive loss

Unrealized loss on investment in available for sale security	—	84	—	84

Comprehensive Income	$1,117	$162	$1,885	$314

Earnings per share:
Basic	$0.20	$0.04	$0.33	$0.07

Diluted	$0.20	$0.04	$0.33	$0.07

Weighted average shares outstanding:
Basic	5,714,559	5,697,740	5,757,333	5,739,123

Diluted	5,714,559	5,703,509	5,757,333	5,745,235

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2013

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2012	5,759,857	$9,584	$15,748	$(108)	$25,224
Net Income	—	—	1,885	—	1,885
Dividends paid	—	—	(361)	—	(361)
Realized loss on sale of investment in available for sale security	—	—	—	108	108
Employee and director stock options exercised	226,439	804	—	—	804
Repurchase of employee and director stock options to pay for option exercise	(95,802)	(671)	—	—	(671)
Repurchase of employee stock to pay for option exercise	(18,449)	(129)	—	—	(129)
Employee and director restricted stock vested	12,350	—	—	—	—
Repurchase of vested restricted stock for employee tax withholding	(223)	(1)	—	—	(1)
Deferred restricted stock unit compensation	—	3	—	—	3
Tax effect of RSU vesting and stock option exercise	—	289	—	—	289

Balance at March 31, 2013	5,884,172	$9,879	$17,272	$—	$27,151

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,885	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	46
Deferred income taxes	681	366
Tax effect from restricted stock units and stock options	289	(19)
Restricted stock units repurchased for employee tax withholding	(1)	(24)
Deferred restricted stock unit compensation	3	35
Realized loss on liquidation of available for sale security	108	—

(Increase) decrease in operating assets:
Investment fee income receivable	(1,474)	(42)
Prepaid expenses	(570)	110
Other current assets	(237)	(29)
Other assets	1	10
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	1,141	(353)
Income taxes	(48)	—
Deferred rent	(24)	(2)

Net cash provided by operating activities	1,837	496

Cash flows used in investing activities:
Purchases of property and equipment	(145)	(26)
Payments related to acquisition of management contracts	(19,960)	(38)
Proceeds on liquidation of available for sale security	404	—

Net cash used in investing activities	(19,701)	(64)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(665)	(312)
Proceeds from amended bank loan	16,525	—
Loan fee payments on amended bank loan	(224)	—
Proceeds from exercise of director stock options	4	15
Dividend payments	(361)	(324)

Net cash provided by (used in) financing activities	15,279	(621)

Net decrease in cash and cash equivalents	(2,585)	(189)

Cash and cash equivalents at the beginning of the period	8,730	8,362

Cash and cash equivalents at the end of the period	$6,145	$8,173

Supplemental disclosures of cash flow information:
Unrealized gain on investment	$—	$105

Cash paid for:
Income taxes	$984	$30

Interest	$261	$27

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Notes to Unaudited Condensed Financial Statements

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2013, the operating results for the three and six months ended March 31, 2013 and March 31, 2012, and the cash flows for the six months ended March 31, 2013 and March 31, 2012. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company’s operating revenues consist of contractual management and shareholder servicing fees. The Company earns management fees through portfolio management of mutual funds. The Company earns shareholder servicing fees by assisting customers in purchases, sales, distribution and customer service. The revenues are earned and calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition” (ASC 605).

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the funds’ accountants at US Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The fees are deducted from the management fee income, and are deducted from the funds received from US Bancorp Fund Services, LLC in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to voluntarily waive fees, then the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. The Company has waived $0.03 million and $0.05 million in the three and six months ended March 31, 2013, respectively, in fees due to contractual expense ratio limitations.

The Company’s contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the funds’ accountants in the month subsequent to the month in which the services are provided.

On October 26, 2012, the Company purchased the assets related to the management of the entire family of ten FBR funds (the “former FBR Funds”), adding approximately $2.2 billion in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers. The transaction was funded by an amendment to the Company’s existing loan with US Bank to borrow an additional $16.3 million (see Footnote 4). Additionally, the Company paid $3.4 million from its cash currently available. The additional capitalized transaction costs of $0.5 million, $0.2 million of which was capitalized in the prior fiscal year, include legal fees, printing fees and other costs related to purchasing the assets related to management of the former FBR Funds.

The initial payment was based on total assets under management for each of the FBR Funds as of October 25, 2012, an amount constituting sixty percent of the total purchase price. In accordance with the Asset Purchase Agreement, the Company will make a subsequent payment upon the first anniversary of closing constituting the remaining forty percent of the purchase price. The subsequent payment will be calculated on total assets under management as of October 25, 2013, which is an unknown number. Based on net asset values of the former FBR Funds on March 31, 2013, the second payment would be approximately $14 million. However, positive market impact has contributed significantly to the increase in net asset values of the former FBR Funds since the purchase date, and the calculation can therefore change immensely prior to the valuation date of October 25, 2013 due to market volatility. There is no maximum payment due, and it is possible that zero payment will be due. Therefore, although the second payment is probable, it is not estimable as of March 31, 2013 and a contingent liability has not been recorded.

(2)	Management Contracts

As of March 31, 2013, Hennessy Advisors had contractual management agreements with Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; with Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Cornerstone Mid Cap 30 Fund; with Hennessy Funds Trust for all classes of the Hennessy Cornerstone Large Growth Fund, the Hennessy Large Value Fund, the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund; and with Hennessy SPARX Funds Trust for all classes of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

The management agreements for the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund have an initial period of two years, which commenced on October 26, 2012, to be renewed annually thereafter.

The management agreements for the remaining Hennessy Funds are renewed annually by (1) the board of directors or trustees of the applicable investment company or by a majority vote of the outstanding shares of the applicable fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of Hennessy Funds Trust and Hennessy SPARX Funds Trust on March 6, 2013 for a period of one year.

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

As of March 31, 2013, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3)	Investment in available for sale security

On October 30, 2007, Hennessy Advisors, Inc. invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”). The Micro Cap Fund was closed on December 14, 2012, and the investment was liquidated, resulting in a realized loss of $0.11 million. The loss was included in other expense on the income statement for the six months ended March 31, 2013.

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

The amended loan is considered “substantially different” from the original loan per the conditions set forth in EITF 96-19 “Debtors’s Accounting for a Modification or Exchange of Debt Instruments.” The Company did an evaluation of the debt modification under EITF 96-19 and determined that the financial impact of the modification on the prior principal is not material to the overall financial statements and accordingly no adjustment was made.

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance for the periods ended March 31, 2013, and 2012.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $0.25 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. The unamortized balance of loan fees was $0.22 million at March 31, 2013.

(5)	Income Taxes

The following is our tax position at March 31, 2013 and 2012:

The provision (benefit) for income taxes comprised of the following for the six months ended March 31, 2013 and 2012:

	3/31/2013	3/31/2012
Current
Federal	$574,600	$(5,300)
State	85,100	5,600

	659,700	300

Deferred
Federal	540,600	270,600
State	141,100	76,800

	681,700	347,400

Total	$1,341,400	$347,700

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2013 and September 30, 2012 are presented below:

	3/31/2013	9/30/2012
Current deferred tax assets:
Accrued compensation	$24,400	$23,900
Deferred rent	25,200	35,900
Capital loss carryforward	110,400	—
State taxes	—	9,700
Charitable contribution carryover	74,000	96,200

Gross deferred tax assets	234,000	165,700
Less: Disallowed capital loss	(110,400)	—

Net deferred tax assets	123,600	165,700

Noncurrent deferred tax liabilities:
Net operating loss	—	44,800
Property and equipment	(800)	(7,300)
Management contracts	(5,166,300)	(4,566,600)

Total deferred tax liabilities	(5,167,100)	(4,529,100)

Net deferred tax liabilities	$(5,043,500)	$(4,363,400)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2010 through 2012 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the 2009 through 2012 tax years remain open in California.

The Company’s effective tax rates for the six months ended March 31, 2013 and 2012, were 41.6% and 46.6%, respectively, and differ from the federal statutory rate of 34% for the following principal reasons:

	3/31/2013	3/31/2012

Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.83%	5.83%
Permanent differences	0.38%	6.78%
Disallowed capital loss	1.35%	—

Effective Tax Rate	41.56%	46.61%

The effective tax rate, which is normally about 40%, was higher for the current period ended March 31, 2013 due to a disallowed capital loss carryforward created by the loss on the sale of the available for sale investment. The effective tax rate for the prior period ended March 31, 2012 was higher due to a one-time revaluation of the Company’s state deferred tax liabilities to reflect a higher blended state tax rate.

(6)	Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 207,006 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the six months ended March 31, 2013 because they were anti-dilutive. There were 653,175 common stock equivalents, consisting of unexercised options and unvested restricted stock units (“RSUs”), excluded from the per share calculation for the six months ended March 31, 2012 because they were anti-dilutive.

Quarterly cash dividends of $0.03125 per share were paid on December 7, 2012 to shareholders of record as of November 15, 2012, and on February 25, 2013 to shareholders of record as of February 1, 2013.

(7)	Stock-Based Compensation

On January 17, 2013, the Company established, and a shareholder vote approved, an omnibus incentive plan (the Plan) providing for the issuance of options, stock appreciation rights, restricted stock, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors. (Previously, the Company had adopted and had in place the 2001 Omnibus Plan). The maximum number of shares which may be issued under the Plan is 50% of the outstanding common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even though such awards have resulted or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan which are not awarded in one particular year may be awarded in subsequent years. The compensation committee of the Board of Directors has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 50,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option which is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of their options in cash or shares of common stock or any combination thereof.

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the six months ended March 31, 2013 and 2012.

Under the Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The Company issues new shares for shares delivered for RSU recipients. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the six months ended March 31, 2013 and 2012. RSU activity for the six months ended March 31, 2013 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2013
	Number of Restricted Share Units	Weighted Fair Value Per Share Each Date
Non-vested Balance at September 30, 2012	1,062	$2.59
Granted	—	—
Vested (1)	(1,062)	2.59
Forfeited	—	—

Non-vested Balance at March 31, 2013	—	$—

(1)	The restricted stock units vested were partially vested (and expensed) in the prior fiscal year. There were 12,127 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the six months ended March 31, 2013.

Restricted Stock Unit Compensation Six Months Ended March 31, 2013
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,150
Compensation Expense recognized as of March 31, 2013	(2,150)

Unrecognized compensation expense related to RSU’s at March 31, 2013	$—

As of March 31, 2013, there was no RSU compensation expense related to non-vested awards not yet recognized.

(8)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. There were no other commitments or contingencies as of March 31, 2013.

As of March 31, 2013, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(9)	Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchies as of March 31, 2013:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$4,664	$—	$—	$4,664
Mutual fund investments	6	—	—	6

Total	$4,670	$—	$—	$4,670

Amounts included in:
Cash and cash equivalents	$4,664	$—	$—	$4,664
Investments in marketable securities	6	—	—	6

Total	$4,670	$—	$—	$4,670

(10)	New Accounting Pronouncements

In July, 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles–Goodwill and Other–General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update is effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and will allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2013, which would cause a reduction in the Company’s expenses.

In February, 2013, the FASB issued an update to Accounting Standards Update (ASU) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendment improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of the reclassification on respective line item in the financials. The guidance provided by this update was effective for reporting periods beginning on or after December 15, 2012 (the second quarter of fiscal year 2013). The adoption of this standard did not impact the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended March 31, 2013 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC on December 6, 2012.

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

Overview

We derive our operating revenue from investment advisory fees and shareholder servicing fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in our mutual funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the assets in our mutual funds, which are affected by our investment performance, redemptions, completed purchases of the rights to manage mutual funds, market conditions and the success of our marketing efforts. Average assets under management were $3.23 billion and $809.5 million for the three months ended March 31, 2013 and 2012, respectively. Average assets under management were $2.84 billion and $793.2 million for the six months ended March 31, 2013 and 2012, respectively.

Total assets under management were $3.41 billion as of March 31, 2013. Our total assets under management have increased since March 31, 2012 mainly due to our purchase of assets related to the management of the former FBR funds, which had approximately $2.2 billion in assets under management. The following table illustrates the changes in assets under management from March 31, 2012 through March 31, 2013:

	Assets Under Management At Each Quarter End, March 31, 2012 through March 31, 2013
	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013
	(In Thousands)
Beginning assets under management	$780,950	$814,944	$821,406	$919,262	$3,024,068
Acquisition inflows	—	—	—	2,222,961	—
Organic inflows	28,167	80,366	78,949	156,362	312,272
Redemptions	(75,389)	(40,381)	(55,355)	(287,467)	(297,363)
Market appreciation (depreciation)	81,216	(33,523)	74,262	12,950	367,449

Ending assets under management	$814,944	$821,406	$919,262	$3,024,068	$3,406,426

The principal asset on our balance sheet, management contracts - net of accumulated amortization, represents the capitalized costs incurred in connection with the purchase of assets related to management of mutual funds. As of March 31, 2013, this asset had a net balance of $42.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to management of mutual funds. As of March 31, 2013, this liability had a balance of $17.8 million.

Results of Operations

The following table displays items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$5,726	96.3%	$1,538	89.0%
Shareholder service fees	221	3.7	191	11.0

Total revenue	5,947	100.0	1,729	100.0

Operating expenses:
Compensation and benefits	1,850	31.1	586	33.9
General and administrative	698	11.7	387	22.4
Mutual fund distribution	351	5.9	149	8.6
Sub-advisor fees	950	16.0	142	8.2
Amortization and depreciation	45	0.8	25	1.5

Total operating expenses	3,894	65.5	1,289	74.6

Operating income	2,053	34.5	440	25.4

Interest expense	179	3.0	13	0.7
Other income	(1)	(0.0)	—	—

Income before income tax expense	1,875	31.5	427	24.7

Income tax expense	758	12.7	181	10.5

Net income	$1,117	18.8%	$246	14.2%

Revenues: Total revenue increased 244% from the prior comparable period to $5.9 million in the three months ended March 31, 2013, due to increased average assets under management. Investment advisory fees increased 272.3% from the prior comparable period to $5.7 million in the three months ended March 31, 2013, and shareholder servicing fees increased 15.7% from the prior comparable period to $0.2 million in the three months ended March 31, 2013. The increase in investment advisory fees is due to increased average daily net assets in our mutual funds. However, not all of the Hennessy Funds earn shareholder servicing fees. The increase in shareholder servicing fees is due to increased average daily net assets in our mutual funds that earn shareholder servicing fees.

Average daily net assets in our mutual funds for the three months ended March 31, 2013 increased by $2.4 billion, or 299%, to $3.23 billion from $809.5 million in the prior comparable period. The increase is mainly attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management. The increase is augmented by market appreciation.

About 25.8%, or $833.5 million, is in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of daily average assets. However, the Company pays a sub-advisor fee of 0.29% of average daily net assets of the Hennessy Focus Fund, which reduces the net impact to the Company’s financial operations. The second largest concentration of average daily net assets, at 24.5%, or $792 million, is in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of daily average assets.

Total net assets in our mutual funds increased by $2.59 billion, or 318%, from $814.9 million as of the end of the prior comparable period to $3.4 billion as of March 31, 2013. The $2.59 billion increase in net mutual fund assets is attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management. Redemptions as a percentage of assets under management increased from an average of 3.1% per month to 3.2% per month during the same period due to increased outflows.

The net outflows are relatively negligible at approximately $50 million. There has been market appreciation of $421 million since the prior comparable period, and investors are seeking positive returns over the relatively flat or negative returns in other investment markets.

Redemptions from the funds were due, among other factors, to the following:

Although the economic environment remains turbulent, we are finally seeing investors returning to the equity markets. For the quarter ended March 31, 2013, every one of our sixteen Hennessy Funds had positive returns, which has encouraged inflows.

There is continued political and economic uncertainty due to: continued unemployment, rising US debt and continued volatility in Europe, among other things. However, Americans have poured record amounts into their savings, despite interest rates being at record lows. Also, the U.S. Government is beginning to provide clarity, and we believe this will allow a sustained recovery to begin in earnest.

We offer two sub-advised funds that are invested in the Japanese equity market. These funds experienced outflows as Japan continued to recover from the earthquake and tsunami of March, 2011. However, we continue to believe in the resiliency and aptitude of the Japanese people and of Japanese companies, and investors have shown they agree. The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund experienced net inflows of $2.7 million and $2.2 million, respectively, in the quarter ended March 31, 2013.

The market appreciation was due, among other factors, to the following:

This year ended March 31, 2013, the financial markets showed great resiliency despite the consistently negative news that drive consumer and investor fear. We are finally seeing indications that the confidence of the individual investor is returning, and there is nothing like positive returns to convince even the greatest market bears to invest in the US equity markets.

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

The Company has contractual expense ratio limitations for the following Funds:

Fund	Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the 3-months ended 3/31/2013 (in $)
Investor Class Shares
Hennessy Large Cap Financial Fund*	1.95%	$—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	10,261
Hennessy Focus Fund*	1.95%	—
Hennessy Gas Utility Index Fund*	0.80%	—
Hennessy Equity and Income Fund*	1.08%	17
Hennessy Core Bond Fund*	1.05%	5,255
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	2,550
Hennessy Focus Fund*	1.70%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	14,499

Total		$32,582

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), nor does it anticipate waiving fees, on a voluntary basis.

Operating Expenses: Total operating expenses increased 202.1% to $3.9 million in the three months ended March 31, 2013, from $1.3 million in the prior comparable period. The increase is due to increases in all expense categories due to management of seven additional mutual funds. As a percentage of total revenue, total operating expenses decreased 9.1% to 65.5% in the three months ended March 31, 2013, as compared to 74.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 215.7% to $1.9 million in the three months ended March 31, 2013, from $0.6 million in the prior comparable period. The increase is primarily due to new employees hired to manage mutual funds and increase our sales and marketing efforts. As a percentage of total revenue, compensation and benefits decreased 2.8% to 31.1% for the three months ended March 31, 2013, compared to 33.9% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 80.4% to $0.7 million in the three months ended March 31, 2013, from $0.4 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 10.7% to 11.7% in the three months ended March 31, 2013, from 22.4% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 135.6% to $0.4 million in the three months ended March 31, 2013, from $0.1 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased 2.7% to 5.9% for the three months ended March 31, 2013, compared to 8.6% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the three months ended March 31, 2013, the value of the mutual funds held on Charles Schwab (the platform to which we pay almost half of our total mutual fund distribution fees) increased by about 95% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense increased 569% to $0.7 million in the three months ended March 31, 2013, from $0.1 million in the prior comparable period. The increase is a result of the addition of three new sub-advised funds in the current period: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. As a percentage of total revenue, sub-advisor fee expense increased 7.8% to 16% for the three months ended March 31, 2013, compared to 8.2% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 80% to $0.05 million in the three months ended March 31, 2013, from $0.03 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.7% to 0.8% for the three months ended March 31, 2013, compared to 1.5% in the prior comparable period.

Interest Expense: Interest expense increased by 1,276.9% from the prior comparable period due to a loan amendment adding a net amount of $15.9 million to the principal loan balance since the prior comparable period. As a percentage of total revenue, interest expense increased 2.3% to 3% for the three months ended March 31, 2013, compared to 0.7% in the prior comparable period.

Other Income: Other income increased 100% to $0.001 million from the prior comparable period income of $0. The increased income is due to dividends and unrealized gains on marketable securities. As a percentage of total revenue, other income remained the same at 0%.

Income Taxes: The provision for income taxes increased 318.8% to $0.8 million in the three months ended March 31, 2013, from $0.2 million in the prior comparable period. The change is due to increased income before income tax expense in the current period, as well as a valuation allowance on the capital loss carryforward in the current period.

Net Income: Net income increased by 354.1% to $1.1 million in the three months ended March 31, 2013, from $0.2 million in the prior comparable period, as a result of the factors discussed above.

The following table displays items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31,
	2013		2012
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$10,215	95.9%	$3,068	89.0%
Shareholder service fees	435	4.1	378	11.0

Total revenue	10,650	100.0	3,446	100.0

Operating expenses:
Compensation and benefits	3,262	30.6	1,120	32.5
General and administrative	1,372	12.9	935	27.1
Mutual fund distribution	619	5.8	291	8.4
Sub-advisor fees	1,661	15.6	282	8.2
Amortization and depreciation	83	0.8	46	1.4

Total operating expenses	6,997	65.7	2,674	77.6

Operating income	3,653	34.3	772	22.4

Interest expense	317	3.0	27	0.9
Other expense (income), net	109	1.0	(1)	(0.1)

Income before income tax expense	3,227	30.3	746	21.6

Income tax expense	1,342	12.6	348	10.1

Net income	$1,885	17.7%	$398	11.5%

Revenues: Total revenue increased 209.1% from the prior comparable period to $10.7 million in the six months ended March 31, 2013, due to increased average assets under management. Investment advisory fees increased 233% from the prior comparable period to $10.2 million in the six months ended March 31, 2013, and shareholder servicing fees increased 15.1% from the prior comparable period to $0.4 million in the six months ended March 31, 2013. The increase in investment advisory fees is due to increased average daily net assets in our mutual funds. However, not all of the Hennessy Funds earn shareholder servicing fees. The increase in shareholder servicing fees is due to increased average daily net assets in our mutual funds that earn shareholder servicing fees.

Average daily net assets in our mutual funds for the six months ended March 31, 2013 increased by $2.0 billion, or 258%, to $2.84 billion from $793.2 million in the prior comparable period. The increase is attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management.

About 24.5%, or $694.9 million, of the total average daily net assets for the period are concentrated in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of daily average assets. However, the Company pays a sub-advisor fee of 0.29% of average daily net assets of the Hennessy Focus Fund, which reduces the net impact to the Company’s financial operations. The second largest concentration of average daily net assets at 22.9%, or $651.3 million, is in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of daily average assets.

Total net assets in our mutual funds increased by $2.59 billion, or 318%, from $814.9 million as of the end of the prior comparable period to $3.4 billion as of March 31, 2013. The $2.59 billion increase in net mutual fund assets is mainly attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management. Redemptions as a percentage of assets under management increased from an average of 2.9% per month to 3.6% per month during the same period due to increased outflows.

The net outflows are relatively negligible at approximately $50 million. There has been market appreciation of $421 million since the prior comparable period, and investors are seeking positive returns over the relatively flat or negative returns in other investment markets.

Redemptions from the funds were due, among other factors, to the following:

Although the economic environment remains turbulent, we are finally seeing investors returning to the equity markets. For the year ended March 31, 2013, every one of our sixteen Hennessy Funds had positive returns, which has encouraged inflows.

There is continued political and economic uncertainty due to: continued unemployment, rising US debt and continued volatility in Europe, among other things. However, Americans have poured record amounts into their savings, despite interest rates being at record lows. Also, the U.S. Government is beginning to provide clarity, and we believe this will allow a sustained recovery to begin in earnest.

We offer two sub-advised funds that are invested in the Japanese equity market. These funds experienced outflows as Japan continued to recover from the earthquake and tsunami of March, 2011. However, we continue to believe in the resiliency and aptitude of the Japanese people and of Japanese companies, and investors have shown they agree. The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund experienced net inflows of $2.7 million and $2.2 million, respectively, in the quarter ended March 31, 2013.

The market appreciation was due, among other factors, to the following:

This year ended March 31, 2013, the financial markets showed great resiliency despite the consistently negative news that drive consumer and investor fear. We are finally seeing indications that the confidence of the individual investor is returning, and there is nothing like positive returns to convince even the greatest market bears to invest in the US equity markets.

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

The Company has contractual expense ratio limitations for the following Funds:

Fund	Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the 6-months ended 3/31/2013 (in $)
Investor Class Shares
Hennessy Large Cap Financial Fund*	1.95%	$—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	19,167
Hennessy Focus Fund*	1.95%	—
Hennessy Gas Utility Index Fund*	0.80%	—
Hennessy Equity and Income Fund*	1.08%	17
Hennessy Core Bond Fund*	1.05%	7,767
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	4,115
Hennessy Focus Fund*	1.70%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	22,259

Total		$53,325

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), nor does it anticipate waiving fees, on a voluntary basis.

Operating Expenses: Total operating expenses increased 161.7% to $7 million in the six months ended March 31, 2013, from $2.7 million in the prior comparable period. The increase is due to increases in all expense categories due to management of seven additional mutual funds. As a percentage of total revenue, total operating expenses decreased 11.9% to 65.7% in the six months ended March 31, 2013, as compared to 77.6% in the prior comparable period.

Compensation and Benefits: Compensation and benefits increased 191.3% to $3.3 million in the six months ended March 31, 2013, from $1.1 million in the prior comparable period. The increase is primarily due to new employees hired to manage mutual funds and increase our sales and marketing efforts. As a percentage of total revenue, compensation and benefits decreased 1.9% to 30.6% for the six months ended March 31, 2013, compared to 32.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 46.7% to $1.4 million in the six months ended March 31, 2013, from $0.9 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 14.2% to 12.9% in the six months ended March 31, 2013, from 27.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Distribution expense increased 112.7% to $0.6 million in the six months ended March 31, 2013, from $0.3 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased 2.6% to 5.8% for the six months ended March 31, 2013, compared to 8.4% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the value of average assets held through mutual fund platforms such as Charles Schwab, Fidelity and TD Ameritrade. For the six months ended March 31, 2013, the value of the mutual funds held on Charles Schwab (the platform to which we pay almost half of our total mutual fund distribution fees) increased by about 81% from the prior comparable period.

The incremental assets purchased through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts due to the participation fees paid on assets held in the various mutual fund platforms. All of our funds are impacted by activity on the financial platforms as they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense increased 489% to $1.7 million in the six months ended March 31, 2013, from $0.3 million in the prior comparable period. The increase is a result of the addition of three new sub-advised funds in the current period: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. As a percentage of total revenue, sub-advisor fee expense increased 7.4% to 15.6% for the six months ended March 31, 2013, compared to 8.2% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation increased 80.4% to $0.08 million in the six months ended March 31, 2013, from $0.05 million in the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.6% to 0.8% for the six months ended March 31, 2013, compared to 1.4% in the prior comparable period.

Interest Expense: Interest expense increased by 1,074.1% from the prior comparable period due to a loan amendment adding a net amount of $15.5 million to the principal loan balance since the prior comparable period. As a percentage of total revenue, interest expense increased 2.1% to 3.0% for the six months ended March 31, 2013, compared to 0.9% in the prior comparable period.

Other Income or Expense: Other income or expense increased 11,100% to an expense of $0.1 million from the prior comparable period income of $.001 million. The increased expense is due to the realized loss of $0.1 million on the sale of the available for sale investment on December 14, 2012. As a percentage of total revenue, other expense increased 1.1% to 1.0% for the six months ended March 31, 2013, compared to (0.1%) in the prior comparable period.

Income Taxes: The provision for income taxes increased 285.6% to $1.3 million in the six months ended March 31, 2013, from $0.3 million in the prior comparable period. The change is due to increased income before income tax expense in the current period, as well as a valuation allowance on the capital loss carryforward in the current period.

Net Income: Net income increased by 373.6% to $1.9 million in the six months ended March 31, 2013, from $0.4 million in the prior comparable period, as a result of the factors discussed above.

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

We measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2012. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of March 31, 2013, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles - Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and percent of asset costs. The amounts are included in the management contract asset totaling $42.5 million, net as of March 31, 2013.

Significant Estimate

In accordance with the Asset Purchase Agreement, we will make a subsequent payment upon the first anniversary of closing constituting the remaining forty percent of the purchase price. The subsequent payment will be calculated on total assets under management as of October 25, 2013, which is an unknown number. Based on net asset values of the former FBR Funds on March 31, 2013, the second payment would be approximately $14 million. However, positive market impact has contributed significantly to the increase in net asset values of the former FBR Funds since the purchase date, and the calculation can therefore change immensely prior to the valuation date of October 25, 2013 due to market volatility. There is no maximum payment due, and it is possible that zero payment will be due. Therefore, although the second payment is probable, it is not estimable, and we are therefore booking zero contingent liability as of March 31, 2013.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of March 31, 2013 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, such as a possible subsequent payment on the purchase of assets related to management of the former FBR Funds, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of March 31, 2013 were $3.41 billion, which was an increase of $2.5 billion, or 270.6%, from September 30, 2012. The primary source of our revenue, liquidity and cash flow are our fees, which are based on and generated by our average assets under management. Fixed assets and management agreements purchased totaled $42.7 million as of March 31, 2013. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2013, we had cash and cash equivalents of $6.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended March 31, 2013 and 2012:

	For the Six Months Ended March 31, (unaudited, in thousands)
	2013	2012

Cash flow data:
Operating cash flows	$1,837	$496
Investing cash flows	(19,701)	(64)
Financing cash flows	15,279	(621)

Net decrease in cash and cash equivalents	$(2,585)	$(189)

The increase in cash provided by operating activities of $1.3 million is due to the effects of the purchase of assets related to the management agreements of mutual funds which increased net income.

The increase in cash used in investing activities is due to $20 million related to the purchase of assets related to the management of the former FBR Funds, partly offset by the proceeds related to the liquidation of the available for sale investment.

The increase in cash provided by financing activities is due to a loan amendment to finance the purchase of assets related to the management of the former FBR Funds.

Our Bank Loan: We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the $1.9 million loan was amended to provide an additional $16.3 million to purchase the assets related to the management of the former FBR funds and an additional $0.2 million in loan fees for a new balance of $18.4 million. The loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then outstanding principal and its interest are due October 26, 2017. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of March 31, 2013. As of March 31, 2013, we had $17.8 million outstanding under our bank loan.

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

We purchased shares and vested stock options from employees and directors to pay for stock option exercises. The stock repurchases are presented in the following table for the three months ended March 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
On the exercise dates of January 1-31, 2013	0	$0.00	0	908,807
On the exercise dates of February 1-28, 2013	0	$0.00	0	908,807
On the exercise dates of March 1-31, 2013(1)	114,251	$7.00	0	908,807

Total (2)	114,251	$7.00	0	908,807

(1)	The shares repurchased on March 25, 2013 were repurchased, according to the employee’s and director’s instructions, to pay for the exercise of stock options granted on August 6, 2003 and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $7.00 per share.
(3)	The share repurchases related to the stock option exercises were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

10.1	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

100	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference to Appendix A to Hennessy Advisors’ definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on January 17, 2013 (File No. 000-49872).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 8, 2013	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

100	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference to Appendix A to Hennessy Advisors’ definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on January 17, 2013 (File No. 000-49872).