Form 10-Q
period 2013-06-30
HENNESSY ADVISORS INC
filed 2013-08-07
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 8, 2013, there were 5,891,256 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Part 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2013	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,761	$8,730
Investments in marketable securities, at fair value	7	6
Investment fee income receivable	2,149	643
Prepaid expenses	934	190
Deferred income tax asset	110	166
Other accounts receivable	372	14

Total current assets	10,333	9,749

Property and equipment, net of accumulated depreciation of $423 and $358, respectively	249	148
Management contracts	43,209	22,557
Investment in available for sale security, at fair value	—	404
Other assets, net of accumulated amortization of $146 and $114, respectively	333	44

Total assets	$54,124	$32,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,879	$1,087
Income taxes payable	—	48
Deferred rent	47	87
Current portion of long-term debt	1,840	625

Total current liabilities	4,766	1,847

Long-term debt	15,487	1,302
Deferred income tax liability	5,522	4,529

Total liabilities	25,775	7,678

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,891,256 shares issued and outstanding at June 30, 2013 and 5,759,857 at September 30, 2012	9,890	9,584
Retained Earnings	18,459	15,748
Accumulated other comprehensive loss	—	(108)

Total stockholders’ equity	28,349	25,224

Total liabilities and stockholders’ equity	$54,124	$32,902

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2013	2012	2013	2012
Revenue
Investment advisory fees	$6,276	$1,523	$16,491	$4,591
Shareholder service fees	230	192	665	570

Total revenue	6,506	1,715	17,156	5,161

Operating expenses
Compensation and benefits	1,737	552	4,999	1,672
General and administrative	789	345	2,161	1,280
Mutual fund distribution	401	131	1,020	422
Sub-advisor fees	1,056	132	2,717	414
Amortization and depreciation	47	23	130	69

Total operating expenses	4,030	1,183	11,027	3,857

Operating income	2,476	532	6,129	1,304

Interest expense	177	12	494	39
Other expense (income), net	—	—	109	(1)

Income before income tax expense	2,299	520	5,526	1,266

Income tax expense	929	217	2,271	565

Net income	1,370	303	3,255	701

Other comprehensive loss

Unrealized loss on investment in available for sale security	—	105	—	105

Comprehensive income	$1,370	$198	$3,255	$596

Earnings per share:
Basic	$0.24	$0.05	$0.56	$0.12

Diluted	$0.24	$0.05	$0.56	$0.12

Weighted average shares outstanding:
Basic	5,716,972	5,697,740	5,794,775	5,741,653

Diluted	5,720,926	5,706,122	5,794,775	5,750,423

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2013

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2012	5,759,857	$9,584	$15,748	$(108)	$25,224

Net Income	—	—	3,255	—	3,255

Dividends paid	—	—	(544)	—	(544)

Reclassification from sale of investment in available for sale security	—	—	—	108	108

Employee and director stock options exercised	239,940	856	—	—	856

Repurchase of employee and director stock options to pay for option exercise	(95,802)	(671)	—	—	(671)

Repurchase of employee stock to pay for option exercise	(24,866)	(181)	—	—	(181)

Employee and director restricted stock vested	12,350	—	—	—	—

Repurchase of vested restricted stock for employee tax withholding	(223)	(1)	—	—	(1)

Deferred restricted stock unit compensation	—	3	—	—	3

Tax effect of RSU vesting and stock option exercise	—	300	—	—	300

Balance at June 30, 2013	5,891,256	$9,890	$18,459	$—	$28,349

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$3,255	$701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	69
Deferred income taxes	1,049	512
Tax effect from restricted stock units and stock options	300	(22)
Restricted stock units repurchased for employee tax withholding	(1)	(24)
Deferred restricted stock unit compensation	3	43
Realized loss on liquidation of available for sale security	108	—

(Increase) decrease in operating assets:
Investment fee income receivable	(1,506)	(20)
Prepaid expenses	(744)	110
Other current assets	(358)	5
Other assets	(99)	10
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	1,792	(183)
Income taxes	(48)	20
Deferred rent	(40)	68

Net cash provided by operating activities	3,841	1,289

Cash flows used in investing activities:
Purchases of property and equipment	(198)	(32)
Payments related to acquisition of management contracts	(20,652)	(74)
Proceeds on liquidation of available for sale security	404	—

Net cash used in investing activities	(20,446)	(106)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(1,125)	(469)
Proceeds from amended bank loan	16,525	—
Loan fee payments on amended bank loan	(224)	—
Proceeds from exercise of director stock options	4	15
Dividend payments	(544)	(504)

Net cash provided by (used in) financing activities	14,636	(958)

Net (decrease) increase in cash and cash equivalents	(1,969)	225

Cash and cash equivalents at the beginning of the period	8,730	8,362

Cash and cash equivalents at the end of the period	$6,761	$8,587

Supplemental disclosures of cash flow information:
Unrealized gain on investment	$—	$84

Cash paid for:
Income taxes	$1,769	$65

Interest	$441	$40

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2013, the Company’s operating results for the three and nine months ended June 30, 2013 and June 30, 2012, and the Company’s cash flows for the nine months ended June 30, 2013 and June 30, 2012. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2012, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company’s operating activities consist primarily of providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). The Company serves as the investment advisor to all classes of the Hennessy Funds, which include the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Total Return Fund, and the Hennessy Balanced Fund.

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees through portfolio management of the Hennessy Funds. The Company earns shareholder service fees by assisting customers in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized as revenue in accordance with Accounting Standard Codification 605 “Revenue Recognition” (ASC 605).

The Company waives fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income and reduce the amount of the advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to voluntarily waive fees, the decision to waive fees would not apply to previous periods but would only apply on a going forward basis. The Company waived $0.06 million and $0.11 million in fees in the three and nine months ended June 30, 2013, respectively, due to contractual expense ratio limitations.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

On October 26, 2012, the Company purchased the assets related to the management of the entire family of ten FBR funds (the “former FBR Funds”), adding approximately $2.2 billion in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers, Inc. The transaction was funded through an amendment to the Company’s existing loan with U.S. Bank National Association, which allowed the Company to borrow an additional $16.3 million (see Note 4). Additionally, the Company paid $3.4 million from its then-available cash. The additional capitalized transaction costs of $1.2 million, $0.2 million of which was capitalized in the prior fiscal year, include legal fees, printing fees and other costs related to purchasing the assets related to management of the former FBR Funds.

The initial payment to FBR Fund Advisers, Inc. was based on total assets under management for each of the former FBR Funds as of October 25, 2012, which constituted sixty percent of the total purchase price. In accordance with the Asset Purchase Agreement, the Company will make a subsequent payment upon the first anniversary of closing that constitutes the remaining forty percent of the purchase price. The subsequent payment will be calculated based on total assets under management attributable to the former FBR Funds as of October 28, 2013, which is currently an unknown number. Based on net asset values of the former FBR Funds on June 30, 2013, the second payment would be approximately $15.5 million. However, positive market impact has contributed significantly to the increase in net asset values of the former FBR Funds since the purchase date, and the calculation can therefore change materially prior to the valuation date of October 28, 2013 due to market volatility. There is no maximum payment due, and it is possible that zero payment will be due. Therefore, although the second payment is probable, it is not estimable as of June 30, 2013 and a contingent liability has not been recorded.

(2) Management Contracts

As of June 30, 2013, the Company had contractual investment advisory agreements with (1) Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund; (2) Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Cornerstone Mid Cap 30 Fund; (3) Hennessy Funds Trust for all classes of the Hennessy Cornerstone Large Growth Fund, the Hennessy Large Value Fund, the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund; and (4) Hennessy SPARX Funds Trust for all classes of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

The management agreements for the Hennessy Focus Fund, the Hennessy Technology Fund, the Hennessy Gas Utility Index Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund have an initial period of two years, which commenced on October 26, 2012, to be renewed annually thereafter.

The management agreements for the remaining Hennessy Funds are renewed annually by (1) the board of directors or trustees of the applicable investment company or by a majority vote of the outstanding shares of the applicable Hennessy Fund and (2) by the vote of a majority of the directors or trustees of the applicable investment company who are not parties to the management agreement and are disinterested directors or trustees. These management agreements were renewed by the Board of Directors of Hennessy Funds, Inc. and Hennessy Mutual Funds, Inc. and by the Board of Trustees of Hennessy Funds Trust and Hennessy SPARX Funds Trust on March 6, 2013 for a period of one year.

Other than non-renewal, two other circumstances might lead to termination of the management agreements: (1) the assignment of a management agreement to another advisor automatically terminates the agreement (assignment includes an “indirect assignment” by transferring a controlling block of our common stock); and (2) the termination of the agreement by the Company or by one of the Hennessy Funds upon 60 days’ prior written notice.

As provided in the management agreements for the sixteen Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Hennessy Fund’s average daily net assets.

Under the terms of the management agreements, each Hennessy Fund bears all expenses incurred in its operation that are not specifically assumed by the Company or the Hennessy Funds’ administrator or distributor. The Company bears the expense of providing office space, shareholder servicing, fulfillment, clerical and bookkeeping services and maintaining books and records of the Hennessy Funds.

The Company has entered into sub-advisory agreements covering the Hennessy Large Value Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Core Bond Fund, the Hennessy Equity and Income Fund, and the Hennessy Focus Fund, with the same asset management companies that previously managed such Hennessy Funds. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the trustees of the applicable Hennessy Funds’ investment entities.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays a sub-advisor fee to the sub-advisors, which is based on the amount of each applicable Hennessy Fund’s average daily net assets.

As of June 30, 2013, no events or changes in circumstances occurred that indicated potential impairment of the management contracts.

(3) Investment in Available for Sale Security

On October 30, 2007, the Company invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”). The Micro Cap Fund was closed on December 14, 2012 and the investment was liquidated, resulting in a realized loss of $0.11 million. The loss was included in other expense on the income statement for the nine months ended June 30, 2013.

(4) Bank Loan

On October 26, 2012, our existing loan with U.S. Bank National Association was amended to provide an additional $16.3 million to purchase the assets related to the management of the former FBR Funds. The balance of the loan immediately following the amendment was $18.4 million. The amended loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017.

The amended loan is considered “substantially different” from the original loan per the conditions set forth in Emerging Issues Task Force (EITF) 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The Company did an evaluation of the debt modification under EITF 96-19 and determined that the financial impact of the modification on the prior principal was not material to the overall financial statements and accordingly no adjustment was made.

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2013 and 2012.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $0.25 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. The unamortized balance of loan fees was $0.21 million at June 30, 2013.

(5) Income Taxes

The following is our tax position at June 30, 2013 and 2012:

The provision for income taxes was comprised of the following for the nine months ended June 30, 2013 and 2012:

	6/30/2013	6/30/2012
Current
Federal	$1,011,800	$52,600
State	208,500	22,000

	1,220,300	74,600

Deferred
Federal	854,400	392,700
State	195,700	97,800

	1,050,100	490,500

Total	$2,270,400	$565,100

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2013 and September 30, 2012 are presented below:

	6/30/2013	9/30/2012
Current deferred tax assets:
Accrued compensation	$20,200	$23,900
Deferred rent	18,900	35,900
Capital loss carryforward	110,400	—
State taxes	—	9,700
Charitable contribution carryover	71,300	96,200

Gross deferred tax assets	220,800	165,700
Less: Disallowed capital loss	(110,400)	—

Net deferred tax assets	110,400	165,700

Noncurrent deferred tax liabilities:
Net operating loss	—	44,800
Property and equipment	(45,300)	(7,300)
Management contracts	(5,476,800)	(4,566,600)

Total deferred tax liabilities	(5,522,100)	(4,529,100)

Net deferred tax liabilities	$(5,411,700)	$(4,363,400)

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States and California. The tax years ended in 2010 through 2012 remain open and subject to examination by the appropriate governmental agencies in the U.S., and the tax years ended 2009 through 2012 remain open in California.

The Company’s effective tax rates for the nine months ended June 30, 2013 and 2012 were 41.1% and 44.6%, respectively, and differ from the federal statutory rate of 34% for the following principal reasons:

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	6/30/2013	6/30/2012
Federal tax at statutory rate	34.0%	34.0%
State tax at statutory rate	5.8%	5.8%
Permanent differences	0.5%	4.8%
Disallowed capital loss	0.8%	0.0%

Effective Tax Rate	41.1%	44.6%

The effective tax rate, which is normally about 40%, was higher for the current period ended June 30, 2013 due to a disallowed capital loss carryforward created by a realized loss on the sale of the available for sale investment. The effective tax rate for the prior period ended June 30, 2012 was higher due to a one-time revaluation of the Company’s state deferred tax liabilities to reflect a higher blended state tax rate.

(6) Earnings per Share and Dividends per Share

Basic earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share are determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 193,505 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the nine months ended June 30, 2013 because they were anti-dilutive. There were 439,738 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the nine months ended June 30, 2012 because they were anti-dilutive.

Quarterly cash dividends of $0.03125 per share were paid on December 7, 2012 to shareholders of record as of November 15, 2012; on February 25, 2013 to shareholders of record as of February 1, 2013; and on June 17, 2013 to shareholders of record as of May 24, 2013.

(7) Stock-Based Compensation

On January 17, 2013, the Company established, and a shareholder vote approved, the 2013 Omnibus Incentive Plan (the “Plan”) providing for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, outside directors and advisors and increasing shareholder value. The Plan replaced the 2001 Omnibus Plan that the Company had previously adopted and had in place. The maximum number of shares that may be issued under the Plan is 50% of the number of outstanding shares of common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors of the Company upon the occurrence of certain events. The number of shares of common stock subject to awards that remain outstanding under the 2001 Omnibus Plan reduces the number of shares available for issuance under the Plan. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan that are not awarded in one particular year may be awarded in subsequent years.

The compensation committee of the Board of Directors of the Company has the authority to determine the awards granted under the Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares subject to each award. However, no participant may receive options or stock appreciation rights under the Plan for an aggregate of more than 50,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option that is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% or more shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within ten years from the date of adoption of the Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of his or her options in cash, shares of common stock or any combination thereof.

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the nine months ended June 30, 2013 and 2012.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted during the nine months ended June 30, 2013 and 2012. There were, however, outstanding RSUs that had been granted under the 2001 Omnibus Plan. RSU activity for the nine months ended June 30, 2013 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2013
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2012	1,062	$2.59

Granted	—	—

Vested(1)	(1,062)	2.59

Forfeited	—	—

Non-vested Balance at June 30, 2013	—	$—

(1)	The restricted stock units vested were partially vested (and expensed) in the prior fiscal year. There were 12,127 shares of common stock issued for restricted stock units vested (net of shares repurchased for tax withholding) in the nine months ended June 30, 2013.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2013
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,150

Compensation Expense recognized as of June 30, 2013	(2,150)

Unrecognized compensation expense related to RSU’s at June 30, 2013	$—

As of June 30, 2013, there was no RSU compensation expense related to non-vested awards not yet recognized.

(8) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. There were no other commitments or contingencies as of June 30, 2013.

As of June 30, 2013, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(9) Fair Value Measurements

The Company applies the Financial Accounting Standards Board (FASB) standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 - from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 - unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the level 1 to 3 hierarchies as of June 30, 2013:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$6,166	$—	$—	$6,166
Mutual fund investments	7	—	—	7

Total	$6,173	$—	$—	$6,173

Amounts included in:
Cash and cash equivalents	$6,166	$—	$—	$6,166
Investments in marketable securities	7	—	—	7

Total	$6,173	$—	$—	$6,173

(10) New Accounting Pronouncements

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update is effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and will allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2013, which would cause a reduction in the Company’s expenses.

In February 2013, the FASB issued an update to ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendment improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of the reclassification on a respective line item in the financials. The guidance provided by this update was effective for reporting periods beginning on or after December 15, 2012 (the second quarter of the Company’s fiscal year 2013). The adoption of this standard did not impact the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended June 30, 2013 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek” and similar expressions, as well as statements in future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved. Management does not assume responsibility for the accuracy or completeness of these statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market and others, many of which are beyond the control of our management.

Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including our ability to identify and complete future acquisitions;

•	market trends and risks;

•	our assumptions about changes in the market place, especially with the volatility in the global and U.S. financial markets;

•	our estimates for future performance;

•	our estimates regarding anticipated revenues and operating expenses; and

•	our ability to retain the mutual fund assets we currently manage.

Overview

Our primary operating activity is providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets of each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the Hennessy Funds, which is affected by our investment performance, redemptions, completed purchases of the rights to manage other mutual funds, market conditions and the success of our marketing and sales efforts. Average assets under management were $3.57 billion and $809.2 million for the three months ended June 30, 2013 and 2012, respectively. Average assets under management were $3.08 billion and $798.5 million for the nine months ended June 30, 2013 and 2012, respectively.

Total assets under management were $3.59 billion as of June 30, 2013. Our total assets under management have increased since June 30, 2012 mainly due to our purchase of assets related to the management of the entire family of the ten FBR funds (the “former FBR Funds”), which had approximately $2.2 billion in assets under management as of the acquisition date. Although much less significant than acquisition inflows, market appreciation and net inflows have also improved the level of assets under management since June 30, 2012. The following table illustrates the changes in assets under management from June 30, 2012 through June 30, 2013:

	Assets Under Management At Each Quarter End, June 30, 2012 through June 30, 2013
	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013
	(In thousands)
Beginning assets under management	$814,944	$821,406	$919,262	$3,024,068	$3,406,426

Acquisition inflows	—	—	2,222,961	—	—

Organic inflows	80,366	78,949	156,362	312,272	478,377

Redemptions	(40,381)	(55,355)	(287,467)	(297,363)	(345,921)

Market appreciation (depreciation)	(33,523)	74,262	12,950	367,449	54,791

Ending assets under management	$821,406	$919,262	$3,024,068	$3,406,426	$3,593,673

Although we seek to maintain cost controls, a significant portion of our expenses are fixed and do not vary greatly. As a result, substantial fluctuations in our revenue can directly impact our net income from period to period.

The principal asset on our balance sheet, management contracts – net of accumulated amortization, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2013, this asset had a net balance of $43.2 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2013, this liability had a balance of $17.3 million.

Three Months Ended June 30, 2013 Compared to June 30, 2012

The following table displays items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
		2013	2012
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$6,276	96.5%	$1,523	88.8%
Shareholder service fees	230	3.5	192	11.2

Total revenue	6,506	100.0	1,715	100.0

Operating expenses:
Compensation and benefits	1,737	26.7	552	32.2
General and administrative	789	12.1	345	20.1
Mutual fund distribution	401	6.2	131	7.6
Sub-advisor fees	1,056	16.2	132	7.7
Amortization and depreciation	47	0.7	23	1.4

Total operating expenses	4,030	61.9	1,183	69.0

Operating income	2,476	38.1	532	31.0

Interest expense	177	2.7	12	0.7
Other income	—	—	—	—

Income before income tax expense	2,299	35.4	520	30.3

Income tax expense	929	14.3	217	12.6

Net income	$1,370	21.1%	$303	17.7%

Revenues - Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 279% from the prior comparable period to $6.5 million in the three months ended June 30, 2013, due to increased average assets under management. Investment advisory fees increased 312.1% from the prior comparable period to $6.3 million in the three months ended June 30, 2013, and shareholder service fees increased 19.8% from the prior comparable period to $0.2 million in the three months ended June 30, 2013. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets in the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets in the Hennessy Funds with respect to which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the three months ended June 30, 2013 increased by $2.8 billion, or 341%, to $3.57 billion from $809.5 million in the prior comparable period. The increase is mainly attributable to our purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management as of the acquisition date. The increase was augmented by market appreciation and net inflows.

About 27.7%, or $989.3 million, of the total average daily net assets of the Hennessy Funds for the three months ended June 30, 2013 were concentrated in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of average daily net assets. The second largest concentration of average daily net assets for the three months ended June 30, 2013, at 26.2%, or $936 million, was in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee of 0.29% of the average daily net assets of the Hennessy Focus Fund, which reduces the net impact to the Company’s financial operations.

Total net assets in the Hennessy Funds increased by $2.77 billion, or 338%, from $821.4 million as of the end of the prior comparable period to $3.6 billion as of June 30, 2013. The $2.77 billion increase in net mutual fund assets is mainly attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management as of the acquisition date. There was also market appreciation and net inflows since the prior comparable period. Redemptions as a percentage of assets under management increased from an average of 1.7% per month to 3.2% per month during the same period due to increased outflows, but redemptions were completely offset by subscriptions. Net inflows during the period from June 30, 2012 to June 30, 2012 were approximately $40 million. Additionally, there was market appreciation of $509 million since the prior comparable period, and investors appear to be returning to the equity markets to seek positive returns over the relatively flat or negative returns in many other investment markets.

We believe the market appreciation was due, among other factors, to the following:

•

In the past twelve months, the financial markets have shown great positive momentum despite the negative media coverage that we believe drives consumer and investor fear. We watched our economy climb over fiscal cliffs, we all sighed in relief that our home values were returning, and finally, as investors, we witnessed our investment portfolios improve. There is nothing like positive returns to convince even the greatest market bears to invest in the U.S. equity markets.

•

We believe the fundamentals of Corporate America continue to support viable markets. The price-to-sales ratio, a valuation we consider very important to investing, is currently around 1.4, and that same ratio was 1.8 at the height of the stock market in 2007. We believe there is significant room for the stock market to continue to grow to return that price-to-sales ratio to what we feel is a reasonable ratio. Corporate profits are also at an all-time high, with companies sitting on over $2 trillion in cash on their balance sheets. If investors remain on course and invest for the long-term based on the market fundamentals, we expect to see the current success of the stock market continue.

We believe asset flows in the Hennessy Funds were due, among other factors, to the following:

•

We are encouraged by seeing investors return to the equity markets, which we first identified in our Annual Report on Form 10-K for the year ended September 30, 2012. For the quarter ended June 30, 2013, fifteen of our sixteen Hennessy Funds had positive returns, which have encouraged inflows. We are particularly pleased that a growing number of advisors and investors are seeing value in our products. The largest inflows in the twelve months ended June 30, 2013 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($182.3 million), the Hennessy Focus Fund ($45.1 million) and the Hennessy Small Cap Financial Fund ($19.4 million). The largest inflows in the three months ended June 30, 2013 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($123.4 million), the Hennessy Focus Fund ($68.3 million) and the Hennessy Equity and Income Fund ($26.4 million).

•

Although U.S. tax rates have risen and there is continued unemployment, rising U.S. debt and stock market volatility, Americans continue to save record amounts. We believe those savers will slowly evolve into investors. Also, the U.S. Government is beginning to provide clarity, and we are confident that further clarity is allowing the current steady economic recovery to continue.

•

We offer two sub-advised Hennessy Funds that are invested in the Japanese equity market. Although Japan has been viewed unfavorably for the past two decades, there are positive signs that could lead to significant growth potential in the future. Japanese companies maintain high corporate profits, and we believe Japan maintains an excellent infrastructure and is in a great position to capitalize on consumer trends developing in Asia, especially if the yen weakens. High quality Japanese products are coveted throughout the world, particularly among emerging middle class Asian consumers. A weaker yen could result in higher revenue and profit for Japanese companies that derive a meaningful percentage of their operating results from exports. However, while the weakening of the yen may be a catalyst to attract investors to Japan, we have never believed that the Japanese equity market is simply a yen play. We believe that, much like in the U.S. equity market, there are incredible values in good Japanese companies today and for the long-term. The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund experienced net inflows of $7.0 million and $4.7 million, respectively, in the twelve-months ended June 30, 2013, and net inflows of $6.6 million and $3.1 million, respectively, in the three-months ended June 30, 2013.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

Fund	Contractual Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the Three-Months ended 6/30/2013 (in $)
Investor Class Shares
Hennessy Large Cap Financial Fund*	1.95%	$—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	13,741
Hennessy Focus Fund*	1.95%	—
Hennessy Gas Utility Index Fund*	0.80%	—
Hennessy Equity and Income Fund*	1.08%	12,120
Hennessy Core Bond Fund*	1.05%	10,047
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	3,184
Hennessy Focus Fund*	1.70%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	20,919

Total		$60,011

*	Contractual expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees, on a voluntary basis.

Operating Expenses

Total operating expenses increased 240.7% to $4.0 million in the three months ended June 30, 2013, from $1.2 million in the prior comparable period. The increase is due to increases in all expense categories due to management of seven additional mutual funds. As a percentage of total revenue, total operating expenses decreased 7.1% to 61.9% in the three months ended June 30, 2013, as compared to 69.0% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 214.7% to $1.7 million in the three months ended June 30, 2013, from $0.6 million in the prior comparable period. The increase is primarily due to new employees hired to manage the Hennessy Funds, including employees who previously worked for the advisor to the former FBR Funds, and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits decreased 5.5% to 26.7% for the three months ended June 30, 2013, compared to 32.2% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 128.7% to $0.8 million in the three months ended June 30, 2013, from $0.3 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, public relations and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 8.0% to 12.1% in the three months ended June 30, 2013, from 20.1% in the prior comparable period.

Mutual Fund Distribution Expenses: Mutual fund distribution expenses increased 206.1% to $0.4 million in the three months ended June 30, 2013, from $0.1 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased 1.4% to 6.2% for the three months ended June 30, 2013, compared to 7.6% in the prior comparable period.

Mutual fund distribution expenses consist of fees paid for the Hennessy Funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When the Hennessy Funds are purchased through one of these platforms, the platform typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the net asset values of the Hennessy Funds held on the platforms, which can be affected by inflows, outflows and market performance.

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the three months ended June 30, 2013, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution fees) increased by over 200% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense increased 700% to $1.1 million in the three months ended June 30, 2013, from $0.1 million in the prior comparable period. The increase is a result of the addition of three new sub-advised Hennessy Funds with average daily net assets of $1.2 billion in the current period: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. As a percentage of total revenue, sub-advisor fee expense increased 8.5% to 16.2% for the three months ended June 30, 2013, compared to 7.7% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 104% to $0.05 million in the three months ended June 30, 2013, from $0.02 million in the prior comparable period. The increase is a result of $0.01 million in additional amortization expense related to $0.25 million in additional capitalized loan amendment fees. As a percentage of total revenue, amortization and depreciation expense decreased 0.7% to 0.7% for the three months ended June 30, 2013, compared to 1.4% in the prior comparable period.

Interest Expense: Interest expense increased by 1,375% from the prior comparable period due to a loan amendment adding a net amount of $15.2 million to the principal loan balance since the prior comparable period. The increased principal amount was used to purchase the assets related to the management of the former FBR Funds. As a percentage of total revenue, interest expense increased 2.0% to 2.7% for the three months ended June 30, 2013, compared to 0.7% in the prior comparable period.

Income Taxes: The provision for income taxes increased 328.1% to $0.9 million in the three months ended June 30, 2013, from $0.2 million in the prior comparable period. This change is due to increased income before income tax expense in the current period, as well as a valuation allowance on the capital loss carryforward in the current period. As a percentage of total revenue, income tax expense increased 1.7% to 14.3% for the three months ended June 30, 2013, compared to 12.6% in the prior comparable period.

Net Income

Net income increased by 352.1% to $1.4 million in the three months ended June 30, 2013, from $0.3 million in the prior comparable period, as a result of the factors discussed above.

Nine Months Ended June 30, 2013 Compared to June 30, 2012

The following table displays items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30,
		2013	2012
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$16,491	96.1%	$4,591	89.0%
Shareholder service fees	665	3.9	570	11.0

Total revenue	17,156	100.0	5,161	100.0

Operating expenses:
Compensation and benefits	4,999	29.1	1,672	32.4
General and administrative	2,161	12.6	1,280	24.8
Mutual fund distribution	1,020	5.9	422	8.2
Sub-advisor fees	2,717	15.8	414	8.0
Amortization and depreciation	130	0.9	69	1.3

Total operating expenses	11,027	64.3	3,857	74.7

Operating income	6,129	35.7	1,304	25.3

Interest expense	494	2.9	39	0.9
Other expense (income), net	109	0.6	(1)	(0.1)

Income before income tax expense	5,526	32.2	1,266	24.5

Income tax expense	2,271	13.2	565	10.9

Net income	$3,255	19.0%	$701	13.6%

Revenues - Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 232.4% from the prior comparable period to $17.2 million in the nine months ended June 30, 2013, due to increased average assets under management. Investment advisory fees increased 259.2% from the prior comparable period to $4.6 million in the nine months ended June 30, 2013, and shareholder service fees increased 16.7% from the prior comparable period to $0.6 million in the nine months ended June 30, 2013. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets in the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets in the Hennessy Funds with respect to which we earn shareholder service fees.

Average daily net assets in the Hennessy Funds for the nine months ended June 30, 2013 increased by $2.3 billion, or 286%, to $3.08 billion from $798.5 million in the prior comparable period. The increase is mainly attributable to our purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management as of the acquisition date. The increase was augmented by market appreciation and net inflows.

About 25.2%, or $775.2 million, of the total average daily net assets of the Hennessy Funds for the nine months ended June 30, 2013 were concentrated in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee of 0.29% of the average daily net assets of the Hennessy Focus Fund, which reduces the net impact to the Company’s financial operations. The second largest concentration of average daily net assets for the nine months ended June 30, 2013, at 24.8%, or $764 million, was in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of average daily net assets.

Total net assets in the Hennessy Funds increased by $2.78 billion, or 338%, from $821.4 million as of the end of the prior comparable period to $3.6 billion as of June 30, 2013. The $2.78 billion increase in net mutual fund assets is mainly attributable to the purchase of assets related to the management of the former FBR Funds, which had approximately $2.2 billion in assets under management as of the acquisition date. There was also market appreciation and net inflows since the prior comparable period. Redemptions as a percentage of assets under management increased from an average of 2.5% per month to 3.5% per month during the same period due to increased outflows, but redemptions were completely offset by subscriptions. Net inflows during the period from June 30, 2012 to June 30, 2013 were approximately $40 million. Additionally, there was market appreciation of $509 million since the prior comparable period, and investors appear to be returning to the equity markets to seek positive returns over the relatively flat or negative returns in many other investment markets.

We believe the market appreciation was due, among other factors, to the following:

•

In the past twelve months, the financial markets have shown great positive momentum despite the negative media coverage that we believe drives consumer and investor fear. We watched our economy climb over fiscal cliffs, we all sighed in relief that our home values were returning, and finally, as investors, we witnessed our investment portfolios improve. There is nothing like positive returns to convince even the greatest market bears to invest in the U.S. equity markets.

•

We believe the fundamentals of Corporate America continue to support viable markets. The price-to-sales ratio, a valuation we consider very important to investing, is currently around 1.4, and that same ratio was 1.8 at the height of the stock market in 2007. We believe there is significant room for the stock market to continue to grow to return that price-to-sales ratio to what we feel is a reasonable ratio. Corporate profits are also at an all-time high, with companies sitting on over $2 trillion in cash on their balance sheets. If investors remain on course and invest for the long-term based on the market fundamentals, we expect to see the current success of the stock market continue.

We believe asset flows in the Hennessy Funds were due, among other factors, to the following:

•

We are encouraged by seeing investors return to the equity markets, which we first identified in our Annual Report on Form 10-K for the year ended September 30, 2012. For the quarter ended June 30, 2013, fifteen of our sixteen Hennessy Funds had positive returns, which have encouraged inflows. We are particularly pleased that a growing number of advisors and investors are seeing value in our products. The largest inflows in the twelve months ended June 30, 2013 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($182.3 million), the Hennessy Focus Fund ($45.1 million) and the Hennessy Small Cap Financial Fund ($19.4 million). The largest inflows in the nine months ended June 30, 2013 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($182.3 million), the Hennessy Focus Fund ($45.1 million) and the Small Cap Financial Fund ($19.4 million).

•

Although U.S. tax rates have risen and there is continued unemployment, rising U.S. debt and stock market volatility, Americans continue to save record amounts. We believe those savers will slowly evolve into investors. Also, the U.S. Government is beginning to provide clarity, and we are confident that further clarity is allowing the current steady economic recovery to continue.

•

We offer two sub-advised Hennessy Funds that are invested in the Japanese equity market. Although Japan has been viewed unfavorably for the past two decades, there are positive signs that could lead to significant growth potential in the future. Japanese companies maintain high corporate profits, and we believe Japan maintains an excellent infrastructure and is in a great position to capitalize on consumer trends developing in Asia, especially if the yen weakens. High quality Japanese products are coveted throughout the world, particularly among emerging middle class Asian consumers. A weaker yen could result in higher revenue and profit for Japanese companies that derive a meaningful percentage of their operating results from exports. However, while the weakening of the yen may be a catalyst to attract investors to Japan, we have never believed that the Japanese equity market is simply a yen play. We believe that, much like in the U.S. equity market, there are incredible values in good Japanese companies today and for the long-term. The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund experienced net inflows of $7.0 million and $4.7 million, respectively, in the twelve-months ended June 30, 2013. , and net inflows of $7.4 million and $11.3 million, respectively, in the nine-months ended June 30, 2013.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

Fund	Contractual Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the Nine-Months ended 6/30/2013 (in $)
Investor Class Shares
Hennessy Large Cap Financial Fund*	1.95%	$—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	32,908
Hennessy Focus Fund*	1.95%	—
Hennessy Gas Utility Index Fund*	0.80%	—
Hennessy Equity and Income Fund*	1.08%	12,137
Hennessy Core Bond Fund*	1.05%	17,814
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	7,298
Hennessy Focus Fund*	1.70%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	43,179

Total		$113,336

*	Contractual expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees, on a voluntary basis.

Operating Expenses

Total operating expenses increased 185.9% to $11 million in the nine months ended June 30, 2013, from $3.9 million in the prior comparable period. The increase is due to increases in all expense categories due to management of seven additional mutual funds. As a percentage of total revenue, total operating expenses decreased 10.4% to 64.3% in the nine months ended June 30, 2013, as compared to 74.7% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 199% to $5 million in the nine months ended June 30, 2013, from $1.7 million in the prior comparable period. The increase is primarily due to new employees hired to manage the Hennessy Funds, including employees who previously worked for the advisor to the former FBR Funds, and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits decreased 3.3% to 29.1% for the nine months ended June 30, 2013, compared to 32.4% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 68.8% to $2.2 million in the nine months ended June 30, 2013, from $1.3 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 12.2% to 12.6% in the nine months ended June 30, 2013, from 24.8% in the prior comparable period.

Mutual Fund Distribution Expenses: Mutual fund distribution expenses increased 141.7% to $1.0 million in the nine months ended June 30, 2013, from $0.4 million in the prior comparable period. As a percentage of total revenue, distribution expense decreased 2.3% to 5.9% for the nine months ended June 30, 2013, compared to 8.2% in the prior comparable period.

Mutual fund distribution expenses consist of fees paid for the Hennessy Funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When the Hennessy Funds are purchased through one of these platforms, the platform typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the net asset values of the Hennessy Funds held on the platforms, which can be affected by inflows, outflows and market performance.

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the nine months ended June 30, 2013, the value of the mutual funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution fees) increased by almost 150% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the financial platforms because they are all available on several platforms.

Sub-advisor Fee Expense: Sub-advisor fee expense increased 556.3% to $2.7 million in the nine months ended June 30, 2013, from $0.4 million in the prior comparable period. The increase is a result of the addition of three new sub-advised Hennessy Funds with average daily net assets of $1.1 billion in the current period: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. As a percentage of total revenue, sub-advisor fee expense increased 7.8% to 15.8% for the nine months ended June 30, 2013, compared to 8.0% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation increased 88.4% to $0.1 million in the nine months ended June 30, 2013, from $0.07 million in the prior comparable period. The increase is a result of $0.03 million in additional amortization expense related to $0.25 million in additional capitalized loan amendment fees. As a percentage of total revenue, amortization and depreciation expense decreased 0.4% to 0.9% for the nine months ended June 30, 2013, compared to 1.3% in the prior comparable period.

Interest Expense: Interest expense increased by 1,166.7% from the prior comparable period due to a loan amendment adding a net amount of $15.2 million to the principal loan balance since the prior comparable period. The increased principal amount was used to purchase the assets related to the management of the former FBR Funds. As a percentage of total revenue, interest expense increased 2.0% to 2.9% for the nine months ended June 30, 2013, compared to 0.9% in the prior comparable period.

Other Income or Expense: Other income or expense increased 11,000% to an expense of $0.1 million from the prior comparable period income of $.001 million. The increased expense is due to the realized loss of $0.1 million on the sale of the available for sale investment on December 14, 2012. As a percentage of total revenue, other expense increased 0.7% to 0.6% for the nine months ended June 30, 2013, compared to (0.1%) in the prior comparable period.

Income Taxes: The provision for income taxes increased 301.9% to $2.3 million in the nine months ended June 30, 2013, from $0.6 million in the prior comparable period. This change is due to increased income before income tax expense in the current period, as well as a valuation allowance on the capital loss carryforward in the current period. As a percentage of total revenue, income tax expense increased 2.3% to 13.2% for the nine months ended June 30, 2013, compared to 10.9% in the prior comparable period.

Net Income

Net income increased by 364.3% to $3.3 million in the nine months ended June 30, 2013, from $0.7 million in the prior comparable period, as a result of the factors discussed above.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment.

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting customers in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the FASB guidance on revenue recognition, we recognize the fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management agreements acquired by the Company are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles - Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis to determine if a triggering event has occurred is conducted quarterly and coincides with our quarterly and annual financial reporting. In the past, an analysis has been completed at least annually. However, amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the annual quantitative impairment test, which may allow us to perform our analysis less frequently in the future.

In conducting the impairment analysis, the future revenues are calculated as a percent of assets under management based on our existing management agreements with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenues and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenues and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15-year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to center about the 11% range, as evidenced by annual S&P returns from 1928 to 2011. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2012. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management agreements acquired may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of June 30, 2013, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to the Company’s purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and percent of asset costs. The amounts are included in the management contract asset totaling $43.2 million, net as of June 30, 2013.

Significant Estimate

In accordance with the Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers, Inc., we will make a second and final payment to FBR Fund Advisers, Inc. upon the first anniversary of the closing date, which will constitute the remaining forty percent of the purchase price. The subsequent payment will be calculated based on total assets under management attributable to the former FBR Funds as of October 28, 2013, which is currently an unknown number. Based on net asset values of the former FBR Funds on June 30, 2013, the second payment would be approximately $15.5 million. However, positive market impact has contributed significantly to the increase in net asset values of the former FBR Funds since the purchase date, and the calculation can therefore change materially prior to the valuation date of October 28, 2013 due to market volatility. There is no maximum payment due, and it is possible that zero payment will be due. Therefore, although the second payment is probable, it is not estimable as of June 30, 2013, and we have not therefore recorded a contingent liability.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, such as a possible subsequent payment on the purchase of assets related to management of the former FBR Funds, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of June 30, 2013 were $3.59 billion, which was an increase of $2.7 billion, or 290.9%, from September 30, 2012. The primary source of our revenue, liquidity and cash flow are our investment advisory fee revenues, which are based on and generated by our average assets under management. Fixed assets and management agreements purchased totaled $43.5 million as of June 30, 2013. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2013, we had cash and cash equivalents of $6.8 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2013 and 2012:

	For the Nine Months Ended June 30, (unaudited, in thousands)
	2013	2012

Cash flow data:
Operating cash flows	$3,841	$1,289
Investing cash flows	(20,446)	(106)
Financing cash flows	14,636	(958)

Net decrease in cash and cash equivalents	$(1,969)	$225

The increase in cash provided by operating activities of $2.6 million is due to the effects of the purchase of assets related to the management of the former FBR Funds, which increased net income.

The increase in cash used in investing activities is due to $20.7 million related to the purchase of assets related to the management of the former FBR Funds, partly offset by the proceeds related to the liquidation of the available for sale investment.

The increase in cash provided by financing activities is due to a loan amendment to finance the purchase of assets related to the management of the former FBR Funds.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended to provide an additional $16.3 million to purchase the assets related to the management of the former FBR Funds and an additional $0.25 million in loan fees for a new balance of $18.4 million. The amended loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of June 30, 2013. As of June 30, 2013, we had $17.3 million outstanding under our bank loan.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

We purchased shares and vested stock options from employees and directors to pay for stock option exercises during the three month period ended June 30, 2013. Such stock repurchases are presented in the following table:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number of shares that may yet be purchased under the plans or programs(3)
	(a)	(b)	(c)	(d)

On the exercise dates of April 1-30, 2013	0	$0.00	0	908,807
On the exercise dates of May 1-31, 2013(1)	6,417	$8.10	0	908,807
On the exercise dates of June 1-30, 2013	0	$0.00	0	908,807

Total(2)	6,417	$8.10	0	908,807

(1)	The shares repurchased on May 31, 2013 were repurchased according to the applicable employee’s and director’s instructions to pay for the exercise of stock options granted on August 6, 2003 and October 1, 2003 and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $8.10 per share.
(3)	The share repurchases related to the stock option exercises were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

100	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date:	August 7, 2013	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

100	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.