Form 10-K
period 2013-09-30
HENNESSY ADVISORS INC
filed 2013-12-04
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 000-49872

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7250 Redwood Blvd., Suite 200
Novato, California	94945
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $7.70 on March 28, 2013, was $26,702,946.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 2, 2013 there were 5,898,756 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2013

Table of Contents:

PART I

ITEM 1.	BUSINESS

GENERAL

We are a publicly traded investment management firm whose primary business activity is managing, servicing and marketing our open-end mutual funds, the Hennessy Funds. We are committed to employing a consistent and repeatable investment process for the Hennessy Funds, combining time-tested stock selection strategies with a highly disciplined, team-managed approach, and to superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised, with their best interest in mind. We were founded on these principles 25 years ago and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to some of the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increases or decreases, respectively. Our average assets under management for the fiscal year ended September 30, 2013 were $3.3 billion. As of the end of our fiscal year, our assets under management were $4.034 billion, an increase of 976% from $375 million as of the end of our first fiscal year as a public company, which was September 30, 2002. We pursue a growth strategy through two distinct efforts: organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets.

HISTORICAL TIMELINE

1989	In February, we were founded as a California corporation under our previous name, Edward J. Hennessy, Inc., and registered as a broker-dealer with the National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority).

1996	In September, we launched our first mutual fund, the Hennessy Balanced Fund.

1998	In October, we launched our second mutual fund, the Hennessy Total Return Fund.

2000	In June, we successfully completed our first asset purchase by purchasing the assets related to the management of two funds previously managed by Netfolio, Inc. (formerly known as O’Shaughnessy Capital Management, Inc.), named the O’Shaughnessy Cornerstone Growth Fund and O’Shaughnessy Cornerstone Value Fund, which are now called the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. The amount of the purchased assets as of the closing date totaled approximately $197 million.

2002	In May, we successfully completed a self-underwritten initial public offering of our stock by raising $5.7 million at a split adjusted price of $2.97 (HNNA.OB) and changed our firm name to Hennessy Advisors, Inc. Our assets under management at the time of our initial public offering were $358 million.

2003	In September, we purchased the assets related to the management of a fund previously managed by SYM Financial Corporation, named the SYM Select Growth Fund, and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date was approximately $35 million.

2004	In March, we purchased the assets related to the management of five funds previously managed by Lindner Asset Management, Inc. and reorganized the assets of such funds into four of our existing Hennessy Funds. The amount of the purchased assets as of the closing date totaled approximately $301 million.

2005	In July, we purchased the assets related to the management of a fund previously managed by Landis Associates LLC, named The Henlopen Fund, and changed the fund name to the Hennessy Cornerstone Growth, Series II Fund. The amount of the purchased assets as of the closing date was approximately $299 million.

2007	In November, we launched the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund.

2009

In March, we purchased the assets related to the management of two funds previously managed by RBC Global Asset Management (U.S.) Inc., named the Tamarack Large Growth Fund and the Tamarack Value Fund, and reorganized the assets of such funds into the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund, respectively. In conjunction with the completion of the transaction, RBC Global Asset Management (U.S.) Inc. became the sub-advisor to the Hennessy Large Value Fund. The amount of the purchased assets as of the closing date totaled approximately $158 million.

In September, we purchased the assets related to the management of two funds previously managed by SPARX Investment & Research, USA, Inc. and sub-advised by SPARX Asset Management Co., Ltd., named the SPARX Japan Fund and the SPARX Japan Smaller Companies Fund, which are now called the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, respectively. In conjunction with the completion of the transaction, SPARX Asset Management Co., Ltd. became the sub-advisor to the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. The amount of the purchased assets as of the closing date totaled approximately $74 million.

2011	In October, we reorganized the assets of the Hennessy Cornerstone Growth, Series II Fund into the Hennessy Cornerstone Growth Fund.

2012

In October, we purchased the assets related to the management of ten funds previously managed by FBR Fund Advisers (the “FBR Funds”). We reorganized the assets of three of such funds into our existing Hennessy Funds and changed the fund names of the other seven funds. In conjunction with the completion of the transaction, Broad Run Investment Management, LLC became the sub-advisor to the Hennessy Focus Fund, Financial Counselors, Inc. became the sub-advisor to the Hennessy Equity and Income Fund (fixed income sleeve) and the Hennessy Core Bond Fund, and The London Company of Virginia, LLC became the sub-advisor to the Hennessy Equity and Income Fund (equity sleeve). The amount of the purchased assets as of the closing date was approximately $2.2 billion. Immediately following completion of the purchase, we managed 16 Hennessy Funds, our total assets under management were approximately $3.1 billion and our total number of shareholders was approximately 180,000.

In December, we closed the Hennessy Micro Cap Growth Fund, LLC.

2013	In September, we surpassed $4 billion of assets under management.

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

We manage 16 mutual funds that have each been categorized as a Domestic Equity product, Balanced and Fixed Income product, or Sector and Specialty product, as shown below:

The Hennessy Funds’ Family

Domestic Equity	Balanced and Fixed Income	Sector and Specialty
Hennessy Cornerstone Growth Fund	Hennessy Equity and Income Fund	Hennessy Gas Utility Index Fund

Hennessy Focus Fund	Henessy Balanced Fund	Hennessy Small Cap Financial Fund

Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Core Bond Fund	Hennessy Large Cap Financial Fund

Hennessy Cornerstone Large Growth Fund		Hennessy Technology Fund

Hennessy Cornerstone Value Fund		Hennessy Japan Fund

Hennessy Large Value Fund		Hennessy Japan Small Cap Fund

Hennessy Total Return Fund

Domestic Equity Funds

Seven of the Hennessy Funds are categorized as a Domestic Equity product. Of those seven funds, five utilize a quantitative investment strategy and two are actively managed, but they all employ a highly disciplined, team-managed approach to investing. Following is a brief description of the objectives and investment strategies of the Hennessy Funds in the Domestic Equity product category.

•	Hennessy Cornerstone Growth Fund (investor class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks by utilizing a highly-disciplined purely quantitative formula. While it has historically selected small capitalization companies, the formula may also select mid and large cap companies. This fund screens a universe of stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 common stocks with the highest one-year price appreciation.

•	Hennessy Focus Fund (investor class symbol HFCSX and institutional class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by employing a fundamental, bottom-up investment approach that concentrates the fund’s holdings in companies most attractive to its portfolio managers. The Fund seeks high quality, growth-oriented companies with demonstrated strong competitive positions, predictable cash earnings growth, high return on invested capital, excellent management, and modest valuation. It maintains a concentrated portfolio of 20 to 30 stocks that are conviction-weighted with 60-80% of the fund’s assets invested in the fund’s top 10 holdings.

•	Hennessy Cornerstone Mid Cap 30 Fund (investor class symbol HFMDX and institutional class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-capitalization, growth-oriented companies by utilizing a highly disciplined, purely quantitative formula. This fund screens a universe of stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (“ADRs”), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation, or positive relative strength, over the three- and six-month periods. The fund then invests in the 30 common stocks with the highest one-year price appreciation.

•	Hennessy Cornerstone Large Growth Fund (investor class symbol HFLGX and institutional class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies by utilizing a highly disciplined, purely quantitative formula. This fund screens a universe of stocks with a market capitalization exceeding the average on the database, excluding ADRs, a price-to-cash flow ratio less than the median of the database (this value criterion helps to uncover relative bargains among large companies), and positive total capital. The fund then invests in the 50 common stocks with the highest one-year return on total capital.

•	Hennessy Cornerstone Value Fund (investor class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies by utilizing a highly disciplined, purely quantitative formula. This fund screens a universe of stocks with a market capitalization that exceeds the average of the database, shares outstanding that exceeds the average of the database, cash flow that exceeds the average of the database, and 12-month sales that are 50% greater than the average of the database. The fund then invests in the 50 common stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

•	Hennessy Large Value Fund (investor class symbol HLVFX and institutional class symbol HLVIX). The Hennessy Large Value Fund seeks long-term growth of capital and current income by investing in common stock that are considered to be undervalued. Specifically, the fund invests in stocks that its portfolio managers consider to be undervalued based on earnings, dividends and/or assets or other widely recognized stock valuation measurements and that also have sound businesses with good future potential based on their fundamental characteristics.

•	Hennessy Total Return Fund (investor class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

Balanced and Fixed Income Funds

Three of the Hennessy Funds are categorized as a Balanced and Fixed Income product. Of those three funds, two utilize a quantitative investment strategy and one is actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to mutual funds containing only equity stocks. Following is a brief description of the objectives and investment strategies of the Hennessy Funds in the Balanced and Fixed Income product category.

•	Hennessy Equity and Income Fund (investor class symbol HEIFX and institutional class symbol HEIIX). The Hennessy Equity and Income Fund seeks long-term capital growth and current income by investing in stocks, bonds and other fixed income securities designed to provide a balanced portfolio with broad market exposure and low volatility. Under normal circumstances, the fund invests approximately 60% of its assets in equities, focusing on dividend-paying stocks, and approximately 40% of its assets in high-quality domestic corporate, agency and government bonds.

•	Hennessy Balanced Fund (investor class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks and approximately 50% of its assets in U.S. Treasury securities with a maturity of less than one year.

•	Hennessy Core Bond Fund (investor class symbol HCBFX and institutional class symbol HCBIX). The Hennessy Core Bond Fund seeks current income with capital growth as a secondary objective by investing in fixed income securities. The fund employs a core bond philosophy focusing on higher quality, intermediate term fixed income securities and is invested primarily in domestic investment grade corporate, agency and governmental bonds.

Sector and Specialty Funds

Six of the Hennessy Funds are categorized as a Sector and Specialty product. Of those six funds, one is designed as an index fund and the other five are actively managed, but they all focus on a niche sector of the stock market. Following is a brief description of the objectives and investment strategies of the Hennessy Funds in the Sector and Specialty product category.

•	Hennessy Gas Utility Index Fund (investor class symbol GASFX). The Hennessy Gas Utility Index Fund seeks income and capital appreciation by investing in the companies that deliver natural gas and are members of the American Gas Association (“AGA”). The fund owns all of the publicly-traded companies that comprise the AGA Stock Index, which is market cap weighted and adjusted for the percentage of natural gas assets on each company’s balance sheet.

•	Hennessy Small Cap Financial Fund (investor class symbol HSFNX and institutional class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in small capitalization companies principally engaged in the business of providing financial services to consumers and industry. This fund invests in financial services companies with market capitalizations under $3 billion that its portfolio managers believe demonstrate a high quality management team with a long-term view, a well-balanced and uncomplicated business model, a conservative lending culture with high quality liabilities, sustainable earnings growth opportunities, a low-cost operating structure, and attractive valuations relative to the industry.

•	Hennessy Large Cap Financial Fund (investor class symbol HLFNX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in large capitalization companies principally engaged in the business of providing financial services to consumers and industry. This fund invests in financial services companies with market capitalizations over $3 billion that its portfolio managers believe demonstrate a high quality management team with a long-term view, a well-balanced and uncomplicated business model, a conservative lending culture with high quality liabilities, sustainable earnings growth opportunities, a low-cost operating structure, and attractive valuations relative to the industry.

•

Hennessy Technology Fund (investor class symbol HTECX and institutional class symbol HTCIX). The Hennessy Technology Fund seeks capital appreciation by investing in companies principally engaged in the research, design, development, manufacturing or distribution of products or services in the technology industry. This fund invests in technology companies that its portfolio manager believe demonstrate a market leading business model with competitive advantage, a history of growing revenue, profit and tangible book value, an efficient and conservative balance sheet, long-term revenue and earnings growth potential, and solid prospects for sustainable profitability.

•	Hennessy Japan Fund (investor class symbol HJPNX and institutional class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in securities of Japanese companies regardless of market capitalization. This fund screens for companies that its portfolio managers believe have strong business and management, and are trading at an attractive price, to identify stocks with a “value” gap. While this fund is considered a “diversified” fund, it may employ a relatively focused investment strategy and may hold securities of fewer issuers than other diversified funds.

•	Hennessy Japan Small Cap Fund (investor class symbol HJPSX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in securities of smaller Japanese companies, defined as those with market capitalizations in the bottom 15% of all Japanese companies. This fund screens for small capitalization companies that its portfolio managers believe have strong businesses and management, and are trading at an attractive price, to identify stocks with a “value” gap. While the fund is considered a “diversified” fund, it may employ a relatively focused investment strategy and may hold securities of fewer issuers than other diversified funds.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each of the Hennessy Funds and their relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2013.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of the Hennessy Funds is no guarantee of future performance and all of the Hennessy Funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2013:

Hennessy Cornerstone Growth Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)
Institutional Class Share—HICGX	22.47%	15.91%	6.36%	4.59%	9.04%
Investor Class Share—HFCGX	22.09%	15.55%	6.01%	4.40%	8.93%
Russell 2000 Index (1)	30.06%	18.29%	11.15%	9.64%	8.46%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	7.23%

*	Performance information from the inception date of the fund through the date we began managing the fund (June 2000) is included because the previous investment manager managed the fund using the same strategy we still use today.

Hennessy Focus Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share—HFCIX	32.40%	19.25%	16.44%	12.47%	14.01%
Investor Class Share—HFCSX	32.02%	18.96%	16.06%	12.28%	13.89%
Russell 2000 Index (1)	30.06%	18.29%	11.15%	9.64%	8.12%
Russell Midcap Growth Index (1)	27.54%	17.65%	13.92%	10.16%	8.20%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (9/17/03)
Institutional Class Share—HIMDX	20.90%	17.23%	12.45%	11.84%	11.29%
Investor Class Share—HFMDX	20.39%	16.77%	12.02%	11.60%	11.05%
S&P Midcap 400 Index (1)	27.68%	17.45%	13.08%	10.84%	10.49%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	7.23%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/20/09)
Institutional Class Share—HILGX	21.75%	13.99%	N/A	N/A	22.57%
Investor Class Share—HFLGX	21.49%	13.71%	N/A	N/A	22.22%
S&P 500 Index (1)	19.34%	16.27%	N/A	N/A	21.42%
Russell 1000 Index (1)	20.91%	16.64%	N/A	N/A	22.08%

Hennessy Cornerstone Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)
Institutional Class Share—HICVX	17.26%	13.54%	12.05%	7.49%	6.52%
Investor Class Share—HFCVX	16.97%	13.21%	11.71%	7.33%	6.42%
Russell 1000 Value Index (1)	22.30%	16.25%	8.86%	7.99%	8.09%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	7.23%

*	Performance information from the inception date of the fund through the date we began managing the fund (June 2000) is included because the previous investment manager managed the fund using the same strategy we still use today.

Hennessy Large Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (9/30/84)
Institutional Class Share—HLVIX	20.08%	15.25%	7.93%	6.43%	9.96%
Investor Class Share—HLVFX	19.58%	14.79%	7.54%	6.24%	9.89%
Russell 1000 Value Index (1)	22.30%	16.25%	8.86%	7.99%	11.31%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	10.95%

*	Performance information from the inception date of the fund through the date we began managing the fund (March 2009) is included because the previous investment manager has remained in a sub-advisor role and continues to adhere to the same investment strategies. Performance for the period from April 20, 2004 through March 20, 2009 reflects the performance of the Tamarack Value Fund, which was the predecessor to the Hennessy Large Value Fund, and performance for the period from September 30, 1984 through April 19, 2004 reflects the performance of the Babson Value Fund, which was the predecessor to the Tamarack Value Fund.

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (7/29/98)
Investor Class Share—HDOGX	8.97%	11.61%	7.64%	5.64%	4.20%
Dow Jones Industrial Average (1)	15.59%	14.94%	9.93%	7.74%	5.97%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	4.59%

Hennessy Equity and Income Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)
Institutional Class Share—HEIIX	10.72%	11.47%	8.66%	8.65%	7.02%
Investor Class Share—HEIFX	10.45%	11.21%	8.40%	8.40%	6.86%
Blended Balanced Index (2)	11.10%	10.74%	8.40%	6.45%	6.25%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	6.22%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/08/96)
Investor Class Share—HBFBX	5.07%	7.36%	5.80%	3.95%	4.33%
Dow Jones Industrial Average (1)	15.59%	14.94%	9.93%	7.74%	8.37%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	7.68%

Hennessy Core Bond Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)
Institutional Class Share—HCBIX	-0.14%	3.41%	6.60%	5.61%	5.66%
Investor Class Share—HCBFX	-0.33%	3.20%	6.34%	5.35%	5.48%
Barclays Capital Intermediate U.S. Government/Credit Index (3)	-0.50%	2.42%	4.95%	4.10%	5.40%

Hennessy Gas Utility Index Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (5/10/89)
Investor Class Share—GASFX	17.04%	18.87%	13.08%	12.63%	10.00%
AGA Stock Index (4)	17.82%	18.25%	12.27%	11.79%	8.31%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	9.59%

Hennessy Small Cap Financial Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share—HISFX	30.48%	12.66%	10.80%	6.50%	11.16%
Investor Class Share—HSFNX	30.09%	12.42%	10.54%	6.36%	11.08%
Russell 2000 Index (1)	30.06%	18.29%	11.15%	9.64%	8.12%
NASDAQ Bank Index (5)	26.14%	14.61%	1.48%	1.35%	6.13%

Hennessy Large Cap Financial Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Investor Class Share—HLFNX	30.57%	12.96%	9.85%	5.49%	7.77%
KBW Bank Index (6)	28.08%	12.54%	0.20%	-0.71%	3.84%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	6.89%

Hennessy Technology Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (2/01/02)
Institutional Class Share—HTCIX	15.91%	7.80%	9.11%	6.29%	5.53%
Investor Class Share—HTECX	15.64%	7.56%	8.94%	6.21%	5.46%
NASDAQ Composite Index (7)	23.09%	18.27%	13.82%	8.75%	7.04%
S&P 500 Index (1)	19.34%	16.27%	10.02%	7.57%	5.63%

Hennessy Japan Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (10/31/03)
Institutional Class Share—HJPIX	24.46%	16.16%	10.81%	N/A	8.08%
Investor Class Share—HJPNX	24.23%	15.81%	10.62%	N/A	7.91%
Russell/Nomura Total Market Index (8)	30.52%	9.32%	5.63%	N/A	4.47%
Toyko Stock Price Index (TOPIX) (9)	30.84%	9.30%	5.66%	N/A	4.32%

*	Performance information from the inception date of the fund through the date we began managing the fund (September 2009) is included because the previous investment manager has remained in a sub-advisor role and continues to adhere to the same investment strategies.

Hennessy Japan Small Cap Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (8/31/07)
Investor Class Share—HJPSX	39.72%	16.42%	12.90%	N/A	7.64%
Russell/Nomura Small Cap Index (10)	28.45%	12.82%	10.51%	N/A	4.08%
Toyko Stock Price Index (TOPIX) (9)	30.84%	9.30%	5.66%	N/A	-6.00%

*	Performance information from the inception date of the fund through the date we began managing the fund (September 2009) is included because the previous investment manager has remained in a sub-advisor role and continues to adhere to the same investment strategies.

(1)	The Russell 2000 Index, S&P 500 Index, Russell Midcap Growth Index, S&P Midcap 400 Index, Russell 1000 Index, Russell 1000 Value Index, and Dow Jones Industrial Average are unmanaged indices commonly used to measure the performance of U.S. stocks. Investors cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(2)	The Blended Balance Index (which consists of 60% common stocks represented by the S&P 500 Index and 40% bonds represented by the Barclays Capital Intermediate U.S. Government/Credit Index) and S&P 500 Index are unmanaged indices commonly used to measure the performance of U.S. stocks. The Barclays Capital Intermediate U.S. Government/Credit Index is an unmanaged index commonly used to measure the performance of U.S. bonds. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(3)	The Barclays Capital Intermediate U.S. Government/Credit Index is an unmanaged index commonly used to measure the performance of U.S. bonds. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(4)	The AGA Stock Index is a market capitalization weighted index, adjusted monthly, consisting of member companies of the AGA. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(5)	The NASDAQ Bank Index is a capitalization-weighted index of domestic and foreign common stocks of banks that are traded on the NASDAQ National Market System. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(6)	The KBW Bank Index measures Bank stock performance. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(7)	The NASDAQ Composite Index is a broad-based capitalization-weighted index of all the NASDAQ National Market and Small Cap stocks. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(8)	The Russell/Nomura Total Market Index contains the top 98% of all stocks listed on Japan’s stock exchange and registered on Japan’s OTC market in terms of market capitalization. The Russell/Nomura Total Market Index is presented in U.S. dollar terms and takes into account reinvestment of dividends. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(9)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange. The TOPIX is presented in U.S. dollar terms and takes into account reinvestment of dividends. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.
(10)	The Russell/Nomura Small Cap Index contains the bottom 15% of the Russell/Nomura Total Market Index, which contains the top 98% of all stocks listed on Japan’s stock exchange and registered on Japan’s OTC market in terms of market capitalization. The Russell/Nomura Small Cap Index is presented in U.S. dollar terms and takes into account reinvestment of dividends. An investor cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.

Development of New Investment Strategies and Expanding Our Product Offerings

We develop new investment strategies or expand our product offerings by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we select one of the following methods to gain the new strategy: (a) by screening the appropriate universe of stocks with a set of parameters that we believe identify stocks that will produce higher long-term returns with lower associated risk than their relative indices and introducing the new investment strategies into the marketplace by opening and directly marketing a new mutual fund, (b) by purchasing the assets related to the management of an existing mutual fund that we then manage ourselves, (c) by purchasing the assets related to the management of an existing mutual fund and utilizing strategic sub-advisors to expand the scope of our product offerings, or (d) by purchasing the assets related to the management of an existing mutual fund and then engaging the portfolio management team for the existing fund to expand the scope of our product offerings.

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to some of the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increases or decreases, respectively. In addition, the sub-advisor fees that we pay are also calculated as a percentage of the average daily net asset values of the sub-advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows, acquisition inflows, and redemptions.

The following table summarizes our assets under management for the past five fiscal years:

	Assets Under Management
	At Each Fiscal Year End 2009-2013
	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
	(In Thousands)
Beginning assets under management	$876,069	$923,404	$892,465	$749,310	$919,262
Acquisition inflows	232,549	—	—	—	2,222,961
Organic inflows	80,409	132,560	187,581	219,654	1,441,677
Redemptions	(231,054)	(262,547)	(328,812)	(235,262)	(1,198,521)
Market appreciation (depreciation)	(34,569)	99,048	(1,924)	185,560	648,802

Ending assets under management	$923,404	$892,465	$749,310	$919,262	$4,034,181

The following table summarizes our revenues, net of sub-advisor fees paid, for the past five fiscal years:

	Revenues for Fiscal Years Ended 2009 - 2013
	In thousands
	Years Ended September 30
	2013	2012	2011	2010	2009
Investment advisory fees	$23,423	$6,286	$6,796	$6,887	$5,114
Shareholder service fees	885	786	843	816	680
Other	—	—	5	20	19

Subtotal	24,308	7,072	7,644	7,723	5,813
Sub-advisor fees	3,942	545	632	698	239

Revenues, net of sub-advisor fees	$20,366	$6,527	$7,012	$7,025	$5,574

Investment Advisory Services

We provide investment advisory services to the Hennessy Funds pursuant to management contracts with the corporations or trusts in which the Hennessy Funds are organized. We currently have four such corporations or trusts: The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust. As of September 30, 2013, we had management contracts with the following corporations or trusts covering the following Hennessy Funds:

Name of Investment Company Entity	Hennessy Funds Organized in Such Investment Company Entity

The Hennessy Funds, Inc.	Hennessy Total Return Fund Hennessy Balanced Fund

Hennessy Mutual Funds, Inc.	Hennessy Cornerstone Growth Fund Hennessy Cornerstone Mid Cap 30 Fund Hennessy Cornerstone Value Fund

Hennessy Funds Trust

Hennessy Focus Fund

Hennessy Cornerstone Large Growth Fund

Hennessy Large Value Fund

Hennessy Equity and Income Fund

Hennessy Core Bond Fund

Hennessy Gas Utility Index Fund

Hennessy Small Cap Financial Fund

Hennessy Large Cap Financial Fund

Hennessy Technology Fund

Hennessy SPARX Funds Trust	Hennessy Japan Fund Hennessy Japan Small Cap Fund

Under these management contracts, we are responsible for overall investment advisory services, subject to the oversight of the applicable board of directors/trustees (“Board of Directors”) and according to each fund’s particular fundamental investment objectives and policies. Investment advisory services include investment research, supervision of investments, conducting investment programs (including the evaluation, sale and reinvestment of assets), the placement of orders for the purchase and sale of securities, solicitation of brokers to execute transactions, sub-advisor oversight and the preparation and distribution of reports and statistical information. The management contracts also provide that we are responsible for performing any ordinary clerical and bookkeeping services needed by the Hennessy Funds that are not provided by the funds’ custodian, administrator or transfer agent. The Board of Directors of each of The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust, and Hennessy SPARX Funds Trust consist of the same four individuals, including our Chairman of the Board and Chief Executive Officer, Neil J. Hennessy, and three directors/trustees who are not interested persons of the Hennessy Funds (the “disinterested directors”). Under the Investment Company Act of 1940, a majority of the disinterested directors must approve the entry into and continuation of our management contracts. The disinterested directors also have sole responsibility for selecting and nominating other disinterested directors.

In exchange for the services described above, we receive an investment advisory fee from each of the Hennessy Funds, which is calculated as a percentage of each fund’s average daily net asset value. As of September 30, 2013, the percentages upon which the annual investment advisory fees payable to us by the Hennessy Funds are based are as follows:

Hennessy Fund	Investment Advisory Fee
(as a % of fund assets)
All Class Shares
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Large Value Fund	0.85%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Core Bond Fund	0.80%
Hennessy Gas Utility Index Fund	0.40%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Technology Fund	0.90%
Hennessy Japan Fund	1.00%
Hennessy Japan Small Cap Fund	1.20%

We have contractually agreed to waive our investment advisory fee or to absorb expenses with respect to some of the Hennessy Funds to the extent necessary to ensure that the net expenses of the applicable funds do not exceed a specified percentage of the average daily net assets of such funds. The following table sets forth the Hennessy Funds for which a contractual limitation is in place, the specified percentage limitation for net expenses of each such fund and the amount of expenses waived by us during our fiscal year ended September 30, 2013 pursuant to such contractual limitations:

Hennessy Fund	Contractual Expense Ratio Limitation	Expenses Waived for the Fiscal Year ended 9/30/2013
	(as a % of fund assets)
Investor Class Shares
Hennessy Focus Fund(1)	1.95%	$—
Hennessy Equity and Income Fund(1)	1.08%	64,119
Hennessy Core Bond Fund(1)(3)	1.05%	31,964
Hennessy Small Cap Financial Fund(1)	1.95%	—
Hennessy Large Cap Financial Fund(1)	1.95%	—
Hennessy Gas Utility Index Fund(1)	0.80%	—
Hennessy Technology Fund(1)	1.95%	47,363
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund(1)	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Equity and Income Fund(1)	1.08%	—
Hennessy Core Bond Fund(1)	1.05%	58,960
Hennessy Small Cap Financial Fund(1)	1.70%	—
Hennessy Technology Fund(1)	1.70%	10,661
	Total	$213,067

(1)	Contractual expense ratio limitations expire on February 28, 2015 and exclude certain such as acquired fund fees and expenses.

Our management contracts must be renewed annually by (1) the Board of Directors of the applicable investment company entity or by the vote of a majority of the outstanding shares of the applicable fund and (2) by the vote of a majority of the disinterested directors of the applicable investment company entity. If our management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which our management contracts would terminate. First, our management contracts would automatically terminate if we assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, our management contracts may be terminated at any time by us or the applicable fund by providing at least 60 days’ written notice to the other party. Our management contracts covering the Hennessy Funds were renewed by the Board of Directors, including a majority of the disinterested directors, of The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc. Hennessy Funds Trust and the Hennessy SPARX Funds Trust on March 6, 2013.

Sub-advisory agreements and Fees

We have delegated our day-to-day investment advisory responsibilities to a sub-advisor for six of the Hennessy Funds that we purchased through asset purchases. In each case, the sub-advisor entity or the individuals working at the sub-advisor entity are the same entities or individuals who advised the fund prior to our purchase of the assets related to the management of such fund. Under the terms of the sub-advisory agreement we have with each sub-advisor, the sub-advisor is responsible for the investment and reinvestment of the assets of the sub-advised fund in accordance with the terms of the sub-advisory agreement and the sub-advised fund’s Prospectus and Statement of Additional Information, all as subject to the direction, supervision and control of us and the Board of Directors of the applicable investment company entity. In exchange for such sub-advisor services to a particular fund, we pay a sub-advisor fee to the sub-advisor for such fund out of our own assets, which fee is calculated as a percentage of such fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor entity for each such fund and the percentage upon which the annual sub-advisor fees payable by us to the applicable sub-advisor are based:

Hennessy Fund	Sub-Advisor (for all class shares)	Sub-Advisor Fee (as a % of fund assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%
Hennessy Large Value Fund	RBC Global Asset Management (U.S.) Inc.	0.35%
Hennessy Equity and Income Fund	Financial Counselors, Inc. (fixed income sleeve)	0.27%
	The London Company of Virginia, LLC (equity sleeve)	0.33%
Hennessy Core Bond Fund	Financial Counselors, Inc.	0.27%*
Hennessy Japan Fund	SPARX Asset Management Co. Ltd.	0.35%
Hennessy Japan Small Cap Fund	SPARX Asset Management Co. Ltd.	0.20%

*	For the fiscal year ended October 31, 2013, Financial Counselors, Inc. contractually agreed to reduce its sub-advisor fee to 0.15% of the average daily net asset value of the Hennessy Core Bond Fund.

The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as our management contracts. The sub-advisory agreements for the Hennessy Large Value Fund, Hennessy Japan Fund and Hennessy Japan Small Cap Fund were renewed by the Board of Directors, including a majority of the disinterested directors, of the applicable investment companies on March 6, 2013, and the sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund and the Hennessy Core Bond Fund were renewed by the Board of Directors, including a majority of the disinterested directors, of the applicable investment companies on September 4, 2013.

Shareholder Services

In addition to providing investment advisory services to the Hennessy Funds, we provide shareholder services to some of the Hennessy Funds pursuant to shareholder servicing agreements that cover the investor share classes of such funds. The shareholder services that we provide for such funds, include, among other things, the following:

•	maintaining an “800” number that the current investors of such funds may call to ask questions about the funds or their accounts with the funds;

•	assisting the investors in such funds with processing exchange and redemption requests;

•	assisting the investors in such funds with changing dividend options, account designations and addresses;

•	responding generally to questions from investors in such funds; and

•	providing other similar services that such funds may request.

In exchange for the services described above, we receive an annual shareholder service fee from the Hennessy Funds with which we have a shareholder servicing agreement, which is calculated as a percentage of each applicable fund’s average daily net asset value. The following table lists each of the Hennessy Funds with which we have a shareholder servicing agreement and the percentages upon which the annual shareholder service fees paid to us by such funds are based:

Hennessy Fund	Shareholder Servicing Fee (as a % of fund assets)
Investor Class Shares Only
Hennessy Cornerstone Growth Fund	0.10%
Hennessy Cornerstone Mid Cap 30 Fund	0.10%
Hennessy Cornerstone Large Growth Fund	0.10%
Hennessy Cornerstone Value Fund	0.10%
Hennessy Large Value Fund	0.10%
Hennessy Total Return Fund	0.10%
Hennessy Balanced Fund	0.10%
Hennessy Japan Fund	0.10%
Hennessy Japan Small Cap Fund	0.10%

12b-1 Plans

Some of the Hennessy Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the Investment Company Act of 1940, which permits mutual funds to adopt a plan that allows them to collect fees that can be used to make payments to third parties in connection with the distribution of their fund shares. Such distribution activities might include, for example, (i) advertising, (ii) compensation paid to financial institutions, broker-dealers, and others for sales and marketing, (iii) shareholder accounting services, (iv) the printing and mailing of prospectuses to possible new shareholders and (v) the printing and mailing of sales literature. Mutual funds may also employ a distributor to distribute and market their fund shares and use 12b-1 fees to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for possible new shareholders, advertising and the preparation and distribution of sales literature.

The 12b-1 fees for each of the Hennessy Funds that has adopted a 12b-1 plan are calculated as a percentage of such fund’s average daily net asset value. The following table lists each of the Hennessy Funds that has adopted a 12b-1 plan and the percentage upon which the 12b-1 fees are based:

Hennessy Fund	12b-1 Fee (as a % of fund assets)

Investor Class Shares Only
Hennessy Total Return Fund	0.15%
Hennessy Balanced Fund	0.15%
Hennessy Large Cap Financial Fund	0.25%
Hennessy Small Cap Financial Fund	0.25%
Hennessy Technology Fund	0.25%
Hennessy Focus Fund	0.25%
Hennessy Equity and Income Fund	0.25%
Hennessy Core Bond Fund	0.25%

CUSTODIAL AND BROKERAGE ARRANGEMENTS

A third party custodian acts as custodian for all of our assets under management.

All trades for the Hennessy Funds are executed by independent brokerage firms, at the direction of us or our sub-advisors. When selecting brokers, we are required to obtain “best execution.” Although there is no single statutory definition, SEC releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account.” The lowest possible commission, while important, is not the sole determinative factor. We also consider factors such as order size and market depth, availability of competing markets and liquidity, trading characteristics of the security, financial responsibility of the broker-dealer and the broker’s ability to address current market conditions.

Currently, we participate in “soft dollar” arrangements with some of our brokers. This means that we receive research reports and real-time electronic research to assist us in trading and managing the Hennessy Funds. Under these soft dollar arrangements, we pay brokerage commissions for securities trades on behalf of the Hennessy Funds, but in exchange we receive research or other services that benefit the Hennessy Funds. Our soft dollar arrangements comply with SEC guidance regarding soft dollars.

LICENSE AGREEMENT

Our ability to use the names and formulaic investment strategies of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund are governed by the terms and conditions of a license agreement, dated as of April 10, 2000, with Netfolio, Inc. (formerly known as O’Shaughnessy Capital Management, Inc.). Under the license agreement, Netfolio, Inc. granted us a perpetual, paid-up, royalty-free, exclusive license to use certain trademarks, such as “Strategy Indexing,” “Cornerstone Growth” and “Cornerstone Value,” as well as the formula investment strategies used by the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. All of our advertising, marketing, promotional and other materials incorporating or referring to the trademarks are subject to the prior written approval of Netfolio, Inc., except that we do not need Netfolio, Inc.’s prior written approval to use the trademarks in a manner that is not substantially unchanged from any prior use by Netfolio, Inc. in its own business or from any prior use by us previously approved by Netfolio, Inc. We have the right to assign the license to another person or entity if the assignee agrees in writing to be bound by the terms of the license agreement. There are no ongoing licensing fees associated with this license agreement and Netfolio, Inc. does not have any contractual rights to terminate the license agreement.

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996 through the end of our fiscal year ended September 30, 2013, we have grown our assets under management to over $4.0 billion, with fluctuations during that time, spread across 16 funds. During that time, we have pursued a consistent growth strategy through two distinct efforts: organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets. Our efforts in these areas have focused on the courses of action described below.

•	Delivering strong investment performance of the Hennessy Funds

We generate all of our operating revenues by providing investment advisory and shareholder services to the Hennessy Funds. The revenues we receive from the Hennessy Funds are based on their average daily net asset values and thus, we can increase our revenues by growing the amount of net assets in the Hennessy Funds. One of the most effective ways we can grow the assets of the Hennessy Funds is by delivering strong investment performance, which we believe should:

•	result in an increase in the value of existing assets of the Hennessy Funds;

•	encourage more investors to buy shares of the Hennessy Funds and decrease the number of investors who redeem their shares and leave the Hennessy Funds; and

•	motivate current investors to invest additional money in the Hennessy Funds.

•	Utilizing our branding and marketing campaign to attract assets

We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and repeatable investment process that combines time-tested stock selection strategies with a highly disciplined, team-managed approach. We offer both quantitative funds and actively-managed funds. We believe our quantitative funds will attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions, and that our actively-managed funds will attract investors who appreciate a fundamental, hands-on investment management approach and talented portfolio managers. We also believe our more conservative, income-generating funds will attract investors seeking an alternative to mutual funds invested entirely in equities.

We run a comprehensive and far reaching public relations program designed to disseminate our message through frequent print media, radio and television appearances to a wide variety of target audiences we would otherwise be unable to address. Our public relations program has consistently resulted in the Hennessy Funds being mentioned in national print and broadcast media an average of once every two to three days on such print platforms as CNBC, Fox News, The Wall Street Journal, The New York Times, Smart Money, Barron’s, and Investors Business Daily. To facilitate our presence in the media, we installed LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, CA. Along with our primary spokesperson, Neil J. Hennessy, who is our Chairman, Chief Executive Officer, and President and President, Chief Investment Officer and a Portfolio Manager of the Hennessy Funds, we also utilize the following Portfolio and Co-Portfolio Managers of the Hennessy Funds as spokespersons: Brian Peery, David Ellison, Winsor (Skip) Aylesworth and Ryan Kelley. These additional spokespersons have enabled us to further expand our public relations program. We include our sub-advisors for media coverage to promote our sub-advised funds.

In addition to our print and broadcast media strategy, we also utilize more focused marketing efforts, such as sending information mailings, fund performance updates, news articles pertaining to the Hennessy Funds and commentaries from Neil J. Hennessy to investors and prospective investors, and exhibiting at select investment advisor trade shows throughout the year. Additionally, we attend strategic industry-related conferences, and Mr. Hennessy generally participates as a moderator or guest speaker on industry-related panels whenever the opportunity arises.

•	Expanding our distribution network to additional mutual fund platforms

One of the ways investors may purchase shares of the Hennessy Funds is through mutual fund supermarkets, principally Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets generally offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. The majority of our over $4.0 billion of assets under management as of September 30, 2013 are held at mutual fund supermarkets.

Investments in the Hennessy Funds are also available through national wire houses and broker-dealers, as well as independent and regional broker-dealers. We see continued opportunities to form new relationships with these mutual fund platforms, thereby enhancing the accessibility of our no-load mutual funds to investors.

•	Increasing our current base of investment professionals who utilize no-load mutual funds for their investors

Investment professionals generally have access to a wide variety of investment products they may recommend to their investors. A recommendation by an investment professional to an investor to buy one of the Hennessy Funds may greatly influence that investor. Thus, we believe that expanding our current base of investment professionals who utilize no-load funds for their investors will help us increase our assets under management, which will in turn increase our revenues.

•	Securing participation on the select lists of national full-service firms that permit their investment professionals to utilize no-load funds for their investors

We continually strive to develop relationships with national full-service firms that permit their investment professionals to offer no-load funds to their investors as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

•	Pursuing strategic purchases of management agreements for additional mutual funds

A primary component of our growth strategy is to selectively pursue strategic purchases of assets related to management of additional mutual funds. Our scalable business model allows us to increase our profit margins when assets under management grow because we do not necessarily need to add personnel proportional to the additional assets under management. We believe the regulatory burden imposed upon the mutual fund industry along with sustained volatility in the financial markets has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets. In addition, we believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. In some instances, we have also been able to improve performance. The addition of our sub-advised and actively-managed mutual funds has expanded the pool of possible asset purchase candidates.

Through our asset purchase strategy, we have added over $3.3 billion of net assets to our family of mutual funds over a period of more than thirteen years. Our most recent asset purchase was completed on October 26, 2012 when we purchased assets related to the management of the FBR Funds, which added an additional $2.2 billion to our assets under management.

•	Delivering strong, high quality financial results.

We seek to manage our investment advisory business to the highest regulatory, ethical and business standards while controlling costs, maintaining a relatively small staff and creating high margins for our shareholders.

COMPETITION

The investment advisory industry is intensively competitive and new entrants are continually attracted to it. We compete directly with numerous global and U.S. investment managers, commercial banks, savings and loans associations, brokerage and investment banking firms, broker-dealers, insurance companies and other financial institutions that often provide investment products with similar features and objectives as those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research and distribution resources and other capabilities. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current investor relationships, as well as to create new ones, will be successful. To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

•	our investment performance for the Hennessy Funds;

•	the expense ratios of the Hennessy Funds;

•	the array of our product offerings;

•	industry rankings for the Hennessy Funds;

•	the quality of our services;

•	our ability to further develop and market our brand;

•	our commitment to placing the interests of investors first; and

•	our general business reputation.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Competition is an important risk that our business faces and should be considered along with other risk factors that we discuss in Item 1A, “Risk Factors,” below.

REGULATION

We are subject to extensive and increasing federal and state laws and regulations intended to protect shareholders of registered investment companies and investors of registered investment advisors. We believe we are in compliance in all material respects with all applicable laws and regulations.

We are registered as an investment advisor with the SEC and therefore must comply with the requirements of the Investment Advisors Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to investors, engaging in transactions with investors, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory investors, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions. Our mutual funds are registered with the SEC under the Investment Company Act of 1940, which imposes additional obligations on both the funds and the advisor, including detailed operational requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisors Act and Investment Company Act, ranging from fines and censures to the suspension of individual employees to termination of an investment advisor’s registration. A violation of applicable law or regulations could also subject us, our directors and our employees to civil actions brought by private parties. We believe we are in compliance in all material respects with all applicable SEC requirements.

EMPLOYEES

As of September 30, 2013, we employed eighteen employees, seventeen of which are full-time employees.

The executive officers of the company are Neil J. Hennessy, President, Chief Executive Officer and Chairman of the Board of our Board of Directors; Teresa M. Nilsen, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and a member of our Board of Directors; and Daniel B. Steadman, Executive Vice President in charge of expansion, Chief Compliance Officer and a member of our Board of Directors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., Mr. Hennessy serves as President and Portfolio Manager of the Hennessy Funds and is a member of the Board of Directors of the investment company entities for the Hennessy Funds, Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds and Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

ITEM 1A.	RISK FACTORS

We face many risk factors, several of which are inherent in the financial services industry and the investment advisory business. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating us and our common stock. If any of the risks described below actually occur, our business, results of operations, financial condition and stock price could be materially adversely affected.

Volatility in and disruption of the capital markets and changes in the economy may significantly affect our revenues.

The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, industry trends, interest and inflation rate fluctuations, and other factors that are difficult to predict. Because our assets under management are largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets or a decline in the amount of assets invested in the equity markets. We derive all of our operating revenues from investment advisory fees and shareholder service fees paid to us by Hennessy Funds. These fees are calculated as a percentage of the average daily net asset value of the Hennessy Funds and vary from fund to fund. Accordingly, our revenues increase or decrease as our assets under management increase or decrease, which is affected by market appreciation or depreciation and purchases and redemptions of shares of the Hennessy Funds. This risk is further discussed and quantified in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Investors in our mutual funds can redeem their investments at any time and for any reason, including poor investment performance. A decline in our assets under management adversely affects our revenues.

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and mutual fund business is largely dependent on investment performance, as well as distribution and client servicing. If the Hennessy Funds perform poorly compared to the mutual funds of other investment advisory firms, we may experience a decrease in purchases of shares of our mutual funds and an increase in redemptions of shares of the Hennessy Funds. A decrease in the net assets of the Hennessy Funds adversely affects our revenue.

Adverse opinions of the Hennessy Funds by third parties, including rating agencies or industry analysts, could decrease new investments in or accelerate redemptions from the Hennessy Funds, which would adversely affect our revenues.

Investment strategies are rated, ranked or assessed by independent third parties, including rating agencies, industry analysts, distribution partners and industry periodicals. These assessments often influence the investment decisions of investors. If the Hennessy Funds received an adverse rating, ranking or assessment from a third party, it could result in an increase in the withdrawal of assets from the Hennessy Funds by existing investors and the inability to attract additional investments into the Hennessy Funds from existing and new investors, thereby reducing our assets under management and adversely affecting our revenues.

Investor behavior is influenced by short-term investment performance of mutual funds.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of the Hennessy Funds, irrespective of longer-term success, could potentially lead to a decrease in new investments and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.

We face intense competition in attracting investors and retaining net assets in the Hennessy Funds.

The investment advisory industry is intensely competitive and new entrants are continually attracted to it. We compete directly with numerous global and U.S. investment advisors, commercial banks, savings and loan associations, brokerage and investment banking firms, broker-dealers, insurance companies and other financial institutions that often provide investment products with similar features and objectives as those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research and distribution resources and other capabilities. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. If we are not able to attract investors and retain net assets in the Hennessy Funds, our revenues could decline and we could experience a material adverse effect on our business, results of operations and financial condition.

For more information regarding competitive factors, see the “Competition” subheading in Item 1, “Business,” above.

Our investment advisory and shareholder servicing agreements can be terminated on short notice, are not freely assignable and must be renewed annually; the loss of such agreements would reduce our revenues.

We generate all of our operating revenues from the investment advisory and shareholder servicing agreements covering the Hennessy Funds. These agreements may be terminated without penalty on 60 days’ notice and may not be assigned without investor consent. In addition, they must be renewed annually by (i) the Board of Directors of the applicable investment company entity or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) a majority of the disinterested directors of the applicable investment company entity. The termination or non-renewal of these agreements, or the renegotiation of the terms of these agreements in a manner detrimental to us, could result in a substantial reduction of our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

Assets invested through third party intermediaries have a higher risk of redemption and are subject to changes in fee structures, which could reduce our revenues.

Investments in the Hennessy Funds made through third party intermediaries, as opposed to direct investments in the Hennessy Funds, can be more easily moved to investments in funds outside of the Hennessy Fund family. Third party intermediaries are attractive to investors because of the ease of accessibility to a variety of funds, but this causes the investments to be more sensitive to fluctuations in performance, especially in the short-term. If we are not able to retain the assets of the Hennessy Funds held through third party intermediaries, our assets under managements would be reduced. As a result, our revenues could decline and our business, results of operations and financial condition could be materially adversely affected.

We depend on third party investment professionals and the distribution channels they utilize to market the Hennessy Funds.

Our primary source of distribution of the Hennessy Funds is through intermediaries that include national, regional and independent broker-dealers, financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our revenues and net income. These distribution intermediaries can generally terminate their relationship with us on short notice. Our inability to retain access to these distribution channels could have a material adverse effect on our business because investment professionals may not distribute the Hennessy Funds if we are no longer participants on the platforms of firms that permit their investment professionals to utilize no-load funds for their investors. Either of these events could cause the net assets of the Hennessy Funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

In addition, these intermediaries generally offer their customers a broad array of investment products that are in addition to, and which compete with, the Hennessy Funds. The intermediaries or their customers may favor competing investment products over the Hennessy Funds. To the extent that current or future intermediaries or their customers prefer to do business with our competitors, our market share, revenues and net income could decline.

Industry trends and market pressure to lower our investment advisory fees could reduce our profit margin.

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structure. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in some segments of the investment advisory industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund investors with investment returns and service that will encourage them to invest in the mutual funds that pay our investment advisory fees. We cannot be assured that we will succeed in maintaining our current fee structure. Fee reductions on existing or future business could have a material adverse effect on our results of operations.

We may be required to forego all or a portion of our fees under our management contracts covering the Hennessy Funds.

The Board of Directors of each of the investment company entities for the Hennessy Funds must make certain findings regarding the reasonableness of our investment advisory fees. We monitor ratios of expenses to average daily net assets and waive our advisor fees or reimburse fund expenses to the extent necessary to maintain contractual expense ratio limitations on certain of the Hennessy Funds. In the past, we have only waived fees based on contractual obligations. However, we regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would only apply on a going forward basis.

We utilize quantitative investment strategies for some of the Hennessy Funds that require us to invest in specific portfolios of securities and hold these positions for a specified period of time regardless of performance.

Our formula driven funds adhere to specific investment strategies during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies may result in the elimination of better performing assets from our funds’ portfolios and an increase in investments with relatively lower total return. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could result in relatively lower performance of the Hennessy Funds and adversely affect the net assets of the Hennessy Funds. A decrease in the net assets of the Hennessy Funds adversely affects our revenue.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund invest in the Japanese stock market in Yen, which involves foreign exchange and economic uncertainties.

The Hennessy Japan Fund and Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which may expose us to risks that are not typically associated with an investment in a U.S. issuer. The value of these funds fluctuates with changes in the value of the Japanese Yen versus the U.S. dollar. Investments in Japanese securities may also expose us to economic uncertainties affecting Japan. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies. If these circumstances result in a reduction of the total assets of the Hennessy Japan Fund and Hennessy Japan Small Cap Fund, our assets under management would be reduced and therefore our revenues would be reduced as well.

The terms of our loan agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions. In addition, certain events could cause us to default on our loan agreement.

The amount outstanding under our loan agreement with U.S. Bank National Association as of September 30, 2013 was $16.9 million. The loan agreement contains a number of covenants that collectively impose operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The loan agreement also contains a number of events that would constitute an event of default, such as a failure by us to comply with the covenants in the loan agreement or the termination or non-renewal of one or more of our management contracts if such termination or non-renewal would reasonably be expected to have a material adverse effect on us. The occurrence of an event of default would give the lender the right to declare our borrowings, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral we granted to it, which consists of substantially of our assets. If the debt under our loan agreement were accelerated, we might not have sufficient cash on be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current loan agreement with U.S. Bank National Association, our interest rate is Prime (currently 3.25%) plus 0.75% (effectively 4.00% throughout fiscal 2013). Because the interest payable is a floating rate, the interest expense we incur will vary with changes in the applicable Prime rate reference. As a result, an increase in short-term interest rates will increase our interest costs.

We depend upon key personnel to manage our business and the loss of any of their services could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.

Our success is largely dependent on the skills, experience and performance of key personnel, including (i) Neil J. Hennessy, our Chairman of the Board, Chief Executive Officer, Portfolio Manager and President, (ii) Teresa M. Nilsen, our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary and (iii) Daniel B. Steadman, our Executive Vice President in charge of expansion and Chief Compliance Officer. The business acumen, investment advisory expertise and business relationships of these individuals are critical elements in operating and expanding our business. The loss of services of any of Messrs. Hennessy or Steadman or Ms. Nilsen or other key personnel for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense.

Management contracts purchased by us are currently classified as an indefinite life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The investment management contracts that we have purchased, a $62.4 million asset on the balance sheet as of September 30, 2013, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as an asset with an “indefinite life” each reporting period. If our purchased investment management contracts are ever classified in the future as an asset with a definite life, we would begin amortizing such agreements over their remaining useful life. If the contracts are determined to remain an indefinite life asset, we review the carrying value to determine if any impairment has occurred. The analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write-off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on our earnings per share.

We pursue strategic asset purchases as part of our regular business strategy, which involve inherent risks that could adversely affect our operating results and financial condition and potentially dilute the holdings of current shareholders.

As part of our regular business strategy, we pursue strategic purchases of assets related to management of additional mutual funds. Purchases of management-related assets are accompanied by risks including, among others, the possibility of the following:

•	our inability to secure enough affirmative votes to gain approval from the target fund’s shareholders of the proposed fund reorganization related to the acquisition of the management assets;

•	the loss of mutual fund assets paid for in an asset purchase through redemptions by shareholders of the newly purchased mutual funds;

•	higher than anticipated asset purchase expenses; integrating and maintaining adequate infrastructure to support business growth;

•	increasing our leverage;

•	the potential diversion of our management’s time and attention;

•	dilution to our shareholders if we fund an asset purchase in whole or in part with our common stock; and

•	adverse effects on our earnings if purchased intangible assets become impaired.

If one or more of these risks occur, we may be unable to successfully complete a purchase of management-related assets (thereby requiring us to write-off any related expenses), we may experience an impairment of management contract valuations and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, results of operations and financial condition.

Higher insurance premiums and increased insurance coverage risks could increase our costs and reduce our profitability.

While we carry insurance in amounts and under terms that we believe are appropriate, we cannot guarantee that our insurance will cover all liabilities and losses to which we may be exposed or, if covered, that such liabilities and losses will not exceed the limits of available insurance coverage, or that our insurers will remain solvent and meet their obligations. In addition, we cannot guarantee that our insurance policies will continue to be available at current terms and fees.

We are subject to regulatory and governmental inquiries and civil litigation. An adverse outcome of any such proceeding could involve substantial financial penalties. Various claims may also arise against us in the ordinary course of business, such as employment-related claims. There has been increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims and class action suits alleging substantial monetary damages. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or co-insurance liabilities, or pay higher premiums, which would increase our expenses and have a material adverse effect on our results of operations.

We are highly dependent on various software applications and other technologies, as well as on third parties who utilize various software applications and other technologies, for our business to function properly and to safeguard confidential information; any significant limitation, failure or security breach could constrain our operations.

We use software and related technologies throughout our business and also utilize third party vendors who use software and related technologies to provide services to us and the Hennessy Funds. Although we take protective measures and endeavor to modify them as circumstances warrant, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, third-party failures or other unexpected events. We cannot predict with certainty all of the adverse effects that could result from the failure to efficiently address and resolve these delays and interruptions. We could also be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal business operations, we and certain of our third party vendors store and transmit confidential and proprietary information. Although we take protective measures, the security of our and our vendor’s computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Finally, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions.

If any of these events occur, we could suffer a financial loss, a disruption of our business, liability to the Hennessy Funds and their investors, regulatory intervention or reputational damage, any of which could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to legal risk and litigation, which could increase our expenses and reduce our profitability.

While we strive to conduct our business in accordance with the highest ethical standards, we are always open to the risk of litigation. We could be sued by many different parties, including, by way of example, investors in the Hennessy Funds, our own shareholders, our employees or regulators. Lawsuits or investigations that we may become involved in could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit.

In addition, the Dodd-Frank Act included “whistleblower” provisions that have been enacted and that will entitle persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry. Addressing such claims could generate significant expenses and take up significant management time, even for frivolous or non-meritorious claims.

Our business is extensively regulated and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933, the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisers Act of 1940 and various other statutes. The regulations we are subject to are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws and regulations, the mutual fund industry has undergone increased scrutiny by the SEC and state regulators for the past several years, resulting in numerous enforcement actions, “sweep” examinations, and new rules and rule proposals. These actions have increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new rules and other regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. The changes in laws or regulations could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, the amount of net assets in the Hennessy Funds in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board.

Although we strive to conduct our business in accordance with applicable laws or regulations, if we were found to have violated an applicable law or regulation, we could be subject to fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor. If a sanction were imposed against us or our personnel, even if only for a small monetary amount, the adverse publicity related to such a sanction could harm our reputation, result in redemptions by investors in the Hennessy Funds and impede our ability to attract new investors, all of which could result in a material adverse effect to our business, results of operations and financial condition.

Our management contracts contain established investment guidelines and other contractual requirements; any failure to comply with such guidelines and requirements could result in claims, losses or regulatory sanctions.

Our management contracts with the Hennessy Funds contain established investment guidelines and other contractual requirements that we are required to comply with when we provide our investment advisory services. We are also required to comply with numerous investment, asset valuation, distribution and tax requirements under applicable law and regulations. Any allegation of a failure to adhere to these guidelines or requirements could result in investor claims, reputational damage, withdrawal of assets and potential regulatory sanctions, any of which could negatively impact our revenues and earnings. We have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements, but there can be no assurance that these precautions will protect us from potential liabilities.

Employee misconduct could harm us by impairing our ability to attract and retain investors in the Hennessy Funds and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to attracting and retaining investors in the Hennessy Funds. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. Although we strive to conduct our business in accordance with the highest ethical standards and emphasize the importance of doing so to our employees, there is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage or be accused of engaging in illegal or suspicious activity (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and ability to maintain and grow the number of investors in the Hennessy Funds.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules and therefore we cannot assure you that our internal control over financial reporting will be effective at all times in the future. If our internal control over financial reporting were ineffective, we could be subjected to adverse regulatory consequences, including sanctions or investigations by the SEC, or a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any of these potential consequences could have a material adverse effect on our business or result in a decline in our stock price.

The historical performance of the Hennessy Funds should not be considered indicative of the future results of the Hennessy Funds or of any returns expected on our common stock.

The historical and potential future returns of the Hennessy Funds are not directly linked to returns on our common stock, such that positive performance of the Hennessy Funds will not necessarily result in positive returns on our common stock. Nonetheless, poor performance of the Hennessy Funds will result in a reduction of our revenues and could therefore have a material adverse effect on our business, results of operations and financial condition. Moreover, the historical performance of the Hennessy Funds should not be considered indicative of the future results that should be expected from such funds.

Equity markets and our common stock have historically been volatile.

The market price of our common stock historically has experienced and may continue to experience volatility, and the broader equity markets have experienced and may again experience significant price and volume fluctuations. In addition, our announcements of quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially.

Our common stock has relatively limited trading volume, and ownership of a large percentage is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and significantly affect our share price.

We have a limited number of shareholders, and a large percentage of our common stock is held by an even smaller number of shareholders. If our larger shareholders were to decide to liquidate their ownership positions, it could cause significant fluctuations in the share price of our common stock. Public companies with a limited number of shareholders, such as we have, often have difficulty generating trading volume in their stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term of our lease expires on March 31, 2014. We have the option to extend the lease for either a three- or five-year period. Subsequent to year-end, we entered into an amendment to our lease to extend the lease for three years, with one five-year extension available thereafter. See Footnote 13 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below for more detail on the amendment to our lease.

We also have an office at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110, where we occupy approximately 2,565 square feet and have the right to use all common areas. We are sub-leasing this office space from FBR Capital Markets & Co., the parent company of FBR Fund Advisers. The term of our sub-lease expires on January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the trading symbol HNNA.OB. Our stock began trading on July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Price Range
Fiscal Year Ended September 30, 2013	High	Low	Dividends Paid per Share
First Quarter	$4.39	$2.57	$0.03125	(1)
Second Quarter	7.75	4.45	$0.03125	(2)
Third Quarter	8.25	6.43	$0.03125	(3)
Fourth Quarter	9.40	7.25	$0.03125	(4)

	Price Range
Fiscal Year Ended September 30, 2012	High	Low	Dividends Paid per Share
First Quarter	$3.23	$2.75	$0.02500	(5)
Second Quarter	3.00	2.40	$0.03125	(6)
Third Quarter	2.98	2.05	$0.03125	(7)
Fourth Quarter	3.05	2.79	$0.03125	(8)

(1)	We paid a cash dividend on December 7, 2012 to shareholders of record as of November 14, 2012 of $0.03125 per share.
(2)	We paid a cash dividend on February 25, 2013 to shareholders of record as of February 1, 2013 of $0.03125 per share.
(3)	We paid a cash dividend on June 17, 2013 to shareholders of record as of May 24, 2013 of $0.03125 per share.
(4)	We paid a cash dividend on September 15, 2013 to shareholders of record as of August 22, 2013 of $0.03125 per share.
(5)	We paid a cash dividend on December 8, 2011 to shareholders of record as of November 15, 2011 of $0.025 per share.
(6)	We paid a cash dividend on March 1, 2012 to shareholders of record as of February 7, 2012, of $0.03125 per share.
(7)	We paid a cash dividend on June 8, 2012 to shareholders of record as of May 18, 2012 of $0.03125 per share.
(8)	We paid a cash dividend on September 5, 2012 to shareholders of record as of August 20, 2012 of $0.03125 per share.

On October 31, 2013, we announced an additional cash dividend of $0.03125 per share to be paid on December 9, 2013 to shareholders of record as of November 15, 2013. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our Board of Directors may consider relevant.

On December 2, 2013, the last reported sale price of our common stock on the OTC Bulletin Board was $11.50 per share. As of September 30, 2013, we had 143 holders of record of our Common Stock. The 143 holders of record include several brokerage firm accounts that represent 421 additional individual shareholders for 564 total shareholders as of September 30, 2013.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our audited consolidated financial statements and should be read in conjunction therewith.

	Hennessy Advisors, Inc.
	Financial Highlights
	(In thousands, except per share amounts)
	Years Ended September 30,
	2013	2012	2011	2010	2009
Income Statement Data:
Revenue	$24,308	$7,072	$7,644	$7,723	$5,813
Net income (loss)	$4,820	$971	$1,215	$913	$(195)
Balance Sheet Data:
Total assets	$74,734	$32,902	$32,137	$31,899	$30,099
Cash and cash equivalents	$8,406	$8,730	$8,362	$8,054	$5,747
Long-term debt	$26,653	$1,302	$1,927	$2,552	$—
Per Share Data:
Earnings per share:
Basic	$0.83	$0.17	$0.21	$0.16	$(0.03)
Diluted	$0.83	$0.17	$0.21	$0.16	$(0.03)
Cash dividends declared	$0.13	$0.13	$0.17	$0.09	$0.09

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business activities are affected by many factors, including, without limitation, redemptions by investors in the Hennessy Funds, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market, and others, many of which are beyond the control of our management.

Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including our ability to identify and complete future asset purchases;

•	market trends and risks;

•	our assumptions about changes in the market place, especially with the volatility in the global and U.S. financial markets; and

•	our ability to retain the mutual fund assets we currently manage.

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K that could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

OVERVIEW

Our primary operating activity is providing investment advisory services to sixteen open end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the Hennessy Funds, which are affected by our investment performance, redemptions, completed purchases of the rights to manage other mutual funds, market conditions and the success of our marketing and sales efforts. Average assets under management were $3.3 billion for the fiscal year ended September 30, 2013 compared to $823.4 million for the prior comparable period.

Total assets under management were $4.03 billion as of September 30, 2013. Our total assets under management increased during fiscal year 2013 mainly due to our purchase of the entire family of the FBR funds, which had approximately $2.2 billion in assets under management as of the purchase date. Although much less significant than acquisition inflows, market appreciation and net inflows also improved the level of assets under management during fiscal year 2013. The following table illustrates the changes by year in our assets under management since the beginning of fiscal year 2009:

	Assets Under Management
	At Each Fiscal Year End 2009-2013
	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013
	(In Thousands)
Beginning assets under management	$876,069	$923,404	$892,465	$749,310	$919,262
Acquisition inflows	232,549	—	—	—	2,222,961
Organic inflows	80,409	132,560	187,581	219,654	1,441,677
Redemptions	(231,054)	(262,547)	(328,812)	(235,262)	(1,198,521)
Market appreciation (depreciation)	(34,569)	99,048	(1,924)	185,560	648,802

Ending assets under management	$923,404	$892,465	$749,310	$919,262	$4,034,181

Although we seek to maintain cost controls, a significant portion of our expenses are fixed and have historically demonstrated minimal variation. As a result, substantial fluctuations in our revenues can directly impact our net income from period to period.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of September 30, 2013, this asset had a net balance of $62.4 million, compared to $22.6 million at the end of the prior comparable period. The current period increase is due to payments relating to the purchase of the assets related to the FBR Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of September 30, 2013, this liability had a balance of $16.9 million, compared to $1.9 million at the end of the prior comparable period. The current period increase in funds is due to the purchase of the assets related to the FBR Funds.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the periods shown:

	Fiscal Year Ended September 30,
	2013		2012
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$23,423	96.4%	$6,286	88.9%
Shareholder service fees	885	3.6	786	11.1

Total revenue	24,308	100.0	7,072	100.0

Operating expenses:
Compensation and benefits	6,665	27.5	2,431	34.4
General and administrative	3,117	12.8	1,642	23.2
Mutual fund distribution	1,467	6.0	577	8.2
Sub-advisor fees	3,942	16.2	545	7.7
Amortization and depreciation	188	0.8	95	1.3

Total operating expenses	15,379	63.3	5,290	74.8

Operating income	8,929	36.7	1,782	25.2
Interest expense	668	2.8	51	0.7
Other income	109	0.4	(1)	—

Income before income tax expense	8,152	33.5	1,732	24.5
Income tax expense	3,332	13.7	761	10.8

Net income	$4,820	19.8%	$971	13.7%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 243.7% to $24.3 million in the year ended September 30, 2013, due to increased average assets under management, which can differ significantly from the total net assets of the Hennessy Funds at the end of an accounting period. Investment advisory fees increased 272.6% to $23.4 million in the year ended September 30, 2013, and shareholder service fees increased 12.6% to $0.9 million in the year ended September 30, 2013. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets in the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the year ended September 30, 2013 increased by $2.5 billion, or 298.9%, to $3.3 billion from $823.4 million in the prior comparable period. The increase is mainly attributable to our purchase of assets related to the management of the FBR Funds, which had approximately $2.2 billion in assets under management as of the purchase date. The increase was augmented by market appreciation and net inflows.

About 25.6%, or $842.0 million, of the total average daily net assets of the Hennessy Funds for the year ended September 30, 2013 were concentrated in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of average daily net assets. The second largest concentration of average daily net assets for the year ended September 30, 2013, at 23.9%, or $786.6 million, was in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of average daily net assets. However, we pay a sub-advisor fee of 0.29% of the average daily net assets of the Hennessy Focus Fund, which reduces the net impact to our financial operations.

Total net assets in the Hennessy Funds increased by $3.1 billion, or 338.8%, from $919.3 million as of the end of the prior comparable period to $4.03 million as of September 30, 2013. The $3.1 billion increase in assets of the Hennessy Funds is mainly attributable to our purchase of assets related to the management of the FBR Funds, which had approximately $2.2 billion in assets under management as of the purchase date. There was also market appreciation of $648.8 million, and net inflows during fiscal year 2013. Redemptions as a percentage of assets under management increased from an average of 2.4% per month to 3.2% per month during the same period due to increased outflows, but redemptions were completely offset by subscriptions. Net inflows during fiscal year 2013 were approximately $243.2 million.

We believe the market appreciation was due, among other factors, to the following:

•	In the past twelve months, the financial markets and our economy have shown positive momentum. The Dow Jones Industrial Average was up 17.64% year-to-date at the end of our fiscal year, and the S&P 500 was also up at 19.79% for the same time period. While the economy is slowly recovering, the recent results in the stock market appear to be bringing investors back to investing in equities. We believe the Federal Reserve Board’s monetary conditions remain favorable for equities, and that fixed income investors are slowly migrating to equities.

•	We remain confident in the fundamentals of Corporate America. Corporate profits are high, with companies sitting on almost $2 trillion in cash on their balance sheets. If investors remain on course and invest for the long-term based on the market fundamentals, we expect to see the current success of the stock market continue.

We believe net asset flows of over $243 million into the Hennessy Funds were due, among other factors, to the following:

•	For the year ended September 30, 2013, fifteen of our sixteen Hennessy Funds had positive returns, which have encouraged inflows. The largest inflows for the fiscal year ended September 30, 2013 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($521 million), the Hennessy Focus Fund ($434.5 million) and the Hennessy Small Cap Financial Fund ($109.9 million).

•	An expansion of our distribution capabilities, including the following:

•	a rigorous public relations program that included 165 media mentions during fiscal year 2013, including CNBC, Fox Business, Bloomberg, the Wall Street Journal Radio, Wall Street Journal, Barron’s, Forbes, and others);

•	a comprehensive, consistent, and award-winning marketing program, including the prestigious Community Investment Award awarded by MFEA (Mutual Fund Education Alliance) in 2013 for outstanding community service and two additional Star Awards in 2013 for the Hennessy Funds’ website and communications to financial advisors;

•	recognition of two of the Hennessy Funds as Lipper Award Leaders, including recognition of the Hennessy Gas Utility Index Fund for both the best three year and five year risk adjusted performance among 16 Utility Funds and recognition for the Hennessy Japan Fund for the best three year performance among ten Japanese Funds, in each case for the period ended November 30, 2012;

•	team wholesaling capabilities, which specifically includes four dedicated wholesalers with a consistent wholesaling campaign that has yielded net inflows;

•	relationships with over 13,500 registered investment advisors and over 200,000 investors nationwide;

•	a national accounts outreach program with four dedicated national accounts professionals that provide relationship management to national accounts;

•	availability of Portfolio Managers to prospective investors;

•	award winning website; and

•	in-house shareholder servicing.

While we do waive fees to comply with contractual expense ratio limitations, we do not anticipate waiving fees on a voluntary basis. We waived fees of $0.2 million for the year ended September 30, 2013, an increase of $0.2 million, or 618%, from a reimbursement of waived fees of $0.03 million in the prior comparable period. The increase is due to the institution of expense ratio limitations on the following funds: the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, and the Hennessy Technology Fund, all of which expire on February 28, 2015.

Operating Expenses

Total operating expenses increased 190.7% to $15.4 million in the fiscal year ended September 30, 2013, from $5.3 million in the prior comparable period. The increase is due to increased sub-advisor fees paid on increased assets under management in our sub-advised funds, increased mutual fund distribution fees paid on increased assets held through financial platforms, increased salaries, increased general and administrative expenses and increased depreciation and amortization expense on fixed asset purchases and capitalized loan fees. As a percentage of total revenue, total operating expenses decreased by 11.5% to 63.3% in the fiscal year ended September 30, 2013, as compared to 74.8% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 174.2% to $6.7 million in the fiscal year ended September 30, 2013, from $2.4 million in the prior comparable period. The increase is primarily due to new employees hired to manage the Hennessy Funds, including employees who previously worked for the advisor to the FBR Funds, and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits decreased by 6.9% to 27.5% for the fiscal year ended September 30, 2013, compared to 34.4% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 89.8% to $3.1 million in the fiscal year ended September 30, 2013, from $1.6 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, public relations and distribution efforts during fiscal year 2013. As a percentage of total revenue, general and administrative expense decreased by 10.4% to 12.8% in the fiscal year ended September 30, 2013, from 23.2% in the prior fiscal year.

Mutual Fund Distribution Expenses: Mutual fund distribution expenses increased 154.2% to $1.5 million in the fiscal year ended September 30, 2013, from $0.58 million in the prior fiscal year. As a percentage of total revenue, mutual fund distribution expenses decreased by 2.2% to 6.0% in the fiscal year ended September 30, 2013, from 8.2% in the prior fiscal year.

Mutual fund distribution expenses consist of fees paid for the Hennessy Funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those customers with a single statement of investments and a single source for mutual fund information and customer service. When the Hennessy Funds are purchased through one of these platforms, such as Charles Schwab, Fidelity, TD Ameritrade or Morgan Stanley Smith Barney, the platform typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the net asset values of the Hennessy Funds held on the platforms, which can be affected by inflows, outflows and market performance.

The increased costs for fiscal year 2013 are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms due to an asset purchase, net outflows and market appreciation. For the year ended September 30, 2013, the value of the mutual funds held on Charles Schwab (the platform that makes up almost half of our mutual fund fees) increased by 105% from the prior year.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 623.3% to $3.9 million in the fiscal year ended September 30, 2013, from $0.5 million in the prior fiscal year. As a percentage of total revenue, sub-advisor fee expense increased by 8.5% to 16.2% in the fiscal year ended September 30, 2013, from 7.7% in the prior fiscal year. We pay sub-advisor fee expenses to outside asset managers that we retain to actively manage the Hennessy Funds that are sub-advised. Sub-advisor fees are calculated based on the average daily net asset value of the Hennessy Funds that are sub-advised. The increase is a result of the addition of three new sub-advised Hennessy Funds with average daily net assets of $1.1 billion during fiscal 2013: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 97.9% to $0.2 million in the fiscal year ended September 30, 2013, from $0.09 million in the prior fiscal year. This increase is mainly due to the amortization expense related to $0.25 million in additional capitalized loan amendment fees. As a percentage of total revenue, amortization and depreciation expense decreased by 0.5% to 0.8% in the fiscal year ended September 30, 2013, from 1.3% in the prior fiscal year.

Interest Expense: Interest expense increased by 1,209.8% to $0.7 million in the fiscal year ended September 30, 2013 from $0.05 million in the prior fiscal year. The increase is due to a loan amendment adding a net amount of $14.7 million to the principal loan balance since the prior comparable period. The increased principal amount was used to purchase the assets related to the management of the FBR Funds. As a percentage of total revenue, interest expenses increased by 2.1% to 2.8% in the fiscal year ended September 30, 2013, from 0.7% in the prior fiscal year.

Other Income or Expense: Other income or expense increased 11,000% to an expense of $0.1 million in the fiscal year ended September 30, 2013 from income of $0.001 million in the prior fiscal year. The increased expense is due to the realized loss of $0.1 million on the sale of an available for sale security on December 14, 2012. As a percentage of total revenue, other expense increased by 0.4% to 0.4% in the fiscal year ended September 30, 2013, from 0% in the prior fiscal year.

Income Taxes: The provision for income taxes increased by 337.8% to $3.3 million in the year ended September 30, 2013, from $0.8 million in the prior fiscal year. This change is due to increased income before income tax expense in the current period, as well as a valuation allowance on the capital loss carryforward in the current period. As a percentage of total revenue, income tax expense increased by 2.9% to 13.7% in the fiscal year ended September 30, 2013, from 10.8% in the prior fiscal year.

Net Income

Net income increased 396.4% to $4.8 million in the fiscal year ended September 30, 2013, from $0.97 million in the prior fiscal year, as a result of the factors discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have and have not had any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2013, in conjunction with the loan amendment signed on November 1, 2013 to add $13.3 million to our existing loan balance to make the second and final payment for the FBR Funds (bringing our total loan outstanding to $30.0 million), will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of September 30, 2013 were $4.03 billion, which was an increase of $3.1 billion, or 338.8%, from September 30, 2012. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $62.4 million as of September 30, 2013. As of September 30, 2013, we had cash and cash equivalents of $8.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2013 and 2012:

	For the Fiscal Year
	Ended September 30,
	(in thousands)
	2013	2012
Cash flow data:
Operating cash flows	$6,158	$2,037
Investing cash flows	(20,529)	(374)
Financing cash flows	14,047	(1,295)

Net (decrease) increase in cash and cash equivalents	$(324)	$368

The increase in cash provided by operating activities of $6.1 million is mainly due to an increase in net income from prior year.

The increase in cash used for investing activities is due to costs associated with purchasing the FBR Funds in the current year.

The increase in cash provided by financing activities is due to financing associated with purchasing the FBR Funds in the current year.

Dividend Payments. Quarterly cash dividends of $0.03125 per share, respectively, were paid on December 7, 2012 to shareholders of record as of November 14, 2012; on February 25, 2013 to shareholders of record as of February 1, 2013; on June 17, 2013 to shareholders of record as of May 24, 2013; and on September 15, 2013 to shareholders of record as of August 22, 2013. The total payment from cash on hand was $0.7 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. We incurred $7.9 million of indebtedness in connection with purchasing the assets related to the management of five funds previously managed by Lindner Asset Management, Inc. and an additional $6.7 million of indebtedness in connection with purchasing the assets related to the management of The Henlopen Fund (renamed as the Hennessy Cornerstone Growth Fund, Series II, and subsequently merged into the Hennessy Cornerstone Growth Fund in October 2011). The indebtedness we incurred to purchase the management contract of The Henlopen Fund was rolled into a single loan with the indebtedness we incurred to purchase the management contracts of the five funds managed by Lindner Asset Management, Inc.

On September 27, 2010, we amended our loan agreement to borrow an additional $2.0 million to allow us to have cash on hand and be more credit worthy in the event of a potential asset purchase. The amended loan agreement bore interest at U.S. Bank National Association’s prime rate, as set from time to time (currently 3.25%, in effect since December 17, 2008), less one percent (effective interest rate of 2.25%), and is secured by our assets. Additionally, the amended loan agreement required sixty (60) monthly payments in the amount of $52,083 plus interest, with the final installment of the then-outstanding principal and interest due on September 30, 2015.

On October 26, 2012, in connection with the purchase of the assets related to the management of the FBR Funds, we funded part of the purchase price by entering into an amendment to our existing loan agreement, bringing the total loan balance to $18.4 million. The loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the U.S. Bank National Association’s prime rate, as set from time to time (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by our assets. The final installment of the then-outstanding principal and interest is due October 26, 2017.

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2013. As of September 30, 2013, we had $16.9 million currently outstanding under our bank loan.

Subsequent to year end and in connection with the second and final payment for the purchase of the assets related to the FBR Funds, we funded part of the second payment by entering into an amendment to our existing bank loan, bringing the total loan balance to $30.0 million. See Footnote 13 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below for more detail on the amendment to the loan agreement.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2013, consisting of loan payments, including the related interest payments due, and operating leases:

	Payments due by period (in thousands)
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal on bank loan	$16,867	$1,687	$3,833	$11,347	$—
Interest on bank loan (1)	2,128	593	1,115	420	—
Operating lease (2)	169	169	—	—	—
Operating sub-lease (3)	112	77	35	—	—

Total	$19,276	$2,526	$4,983	$11,767	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate of prime plus 0.75%, or 4.00%, based on the prime rate of 3.25% since December 17, 2008.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.
(3)	This lease is for the sub-lease of office space located at 100 Federal Street, 29th Floor, Boston, Massachusetts, 02110.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position.

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting investors in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the FASB guidance on revenue recognition, we recognize fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management contracts we have purchased are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles—Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis to determine if a triggering event has occurred is conducted quarterly and coincides with our quarterly and annual financial reporting. In the past, an analysis has been completed at least annually. However, amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the annual quantitative impairment test, which may allow us to perform our analysis less frequently in the future.

In conducting the impairment analysis, the future revenues are calculated as a percent of assets under management based on our existing management contracts with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenues and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenues and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15-year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to average in the 11% range, as evidenced by annual S&P returns from 1926 to 2012. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We engaged an independent valuation firm and measured the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenues exceed projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2013. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management contracts purchased may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of September 30, 2013, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $62.4 million as of September 30, 2013.

Recent Accounting Pronouncements

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to perform annual quantitative testing regardless of the facts and circumstances of the intangible assets. The guidance provided by this update is effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and will allow the Company to use a qualitative assessment first in the next fiscal year to determine the scope of testing for impairment.

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

As discussed in Item 1A, “Risk Factors,” above, our revenue is calculated as a percentage of the average daily net asset values of the Hennessy Funds. Declines in the value of the securities held by the Hennessy Funds will negatively impact our revenues and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within the Hennessy Funds would have on our assets under management, and therefore our revenues. The changes are compared to average asset values for the fiscal year ended September 30, 2013, and future values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue
	(In thousands)
	Values Based on Average	Values Based on	Values Based on
	Net Assets for Fiscal Year	a 10% Increase	a 10% Decrease
	ended September 30, 2013	in Average Assets	in Average Assets
Average Assets
Under Management	$3,284,478	$3,612,926	$2,956,030

Investment Advisor Fees	$23,423	$25,991	$21,265
Shareholder Service Fees	885	975	797

Total Revenue:	$24,308	$26,966	$22,062

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

San Francisco, California

December 4, 2013

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2013	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$8,406	$8,730
Investments in marketable securities, at fair value	7	6
Investment fee income receivable	2,402	643
Prepaid expenses	269	190
Deferred income tax asset	162	166
Other current assets	436	14

Total current assets	11,682	9,749

Property and equipment, net of accumulated depreciation of $438 and $358, respectively	258	148
Management contracts	62,431	22,557
Investment in available for sale security, at fair value	—	404
Other assets, net of accumulated amortization of $159 and $114, respectively	363	44

Total assets	$74,734	$32,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,085	$1,087
Income taxes payable	44	48
Deferred rent	32	87
Current portion of long-term debt	1,840	625
Current portion of payment due on purchase of management contracts	7,468	—

Total current liabilities	12,469	1,847

Long-term debt, net of current portion	15,027	1,302
Long-term portion of payment due on purchase of management contracts	11,626	—
Deferred income tax liability	5,825	4,529

Total liabilities	44,947	7,678

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,898,756 shares issued and outstanding at September 30, 2013 and 5,759,857 at September 30, 2012	9,948	9,584
Retained earnings	19,839	15,748
Accumulated other comprehensive loss	—	(108)

Total stockholders’ equity	29,787	25,224

Total liabilities and stockholders’ equity	$74,734	$32,902

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2013	2012
Revenue
Investment advisory fees	$23,423	$6,286
Shareholder service fees	885	786

Total revenue	24,308	7,072

Operating expenses
Compensation and benefits	6,665	2,431
General and administrative	3,117	1,642
Mutual fund distribution	1,467	577
Sub-advisor fees	3,942	545
Amortization and depreciation	188	95

Total operating expenses	15,379	5,290

Operating income	8,929	1,782
Interest expense	668	51
Other income, net	109	(1)

Income before income tax expense	8,152	1,732
Income tax expense	3,332	761

Net income	$4,820	$971

Other comprehensive loss
Unrealized loss on investment in available for sale security	—	108

Comprehensive Income	$4,820	$863

Earnings per share:
Basic	$0.83	$0.17

Diluted	$0.83	$0.17

Weighted average shares outstanding:
Basic	5,810,431	5,742,931

Diluted	5,810,431	5,754,336

Cash dividends declared per share:	$0.13	$0.13

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2013 and 2012

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at September 30, 2011	5,741,451	$9,567	$15,462	$(189)	$24,840
Net income	—	—	971	—	971
Dividends paid	—	—	(685)	—	(685)
Unrealized gain on investment in available for sale security	—	—	—	81	81
Director stock options exercised	5,000	15	—	—	15
Employee and director restricted stock vested	22,103	—	—	—	—
Employee restricted stock forfeited	—	(1)	—	—	(1)
Repurchase of vested employee restricted stock for tax withholding	(8,697)	(24)	—	—	(24)
Deferred restricted stock unit compensation	—	52	—	—	52
Tax effect of restricted stock unit vesting	—	(25)	—	—	(25)

Balance at September 30, 2012	5,759,857	$9,584	$15,748	$(108)	$25,224
Net income	—	—	4,820	—	4,820
Dividends paid	—	—	(729)	—	(729)
Reclassification from sale of investment in available for sale security	—	—	—	108	108
Employee and director stock options exercised	247,440	911	—	—	911
Repurchase of employee and director stock options to pay for option exercise	(95,802)	(671)	—	—	(671)
Repurchase of employee stock to pay for option exercise	(24,866)	(181)	—	—	(181)
Employee and director restricted stock vested	12,350	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(223)	(1)	—	—	(1)
Deferred restricted stock unit compensation	—	8	—	—	8
Tax effect of restricted stock unit vesting	—	298	—	—	298

Balance at September 30, 2013	5,898,756	$9,948	$19,839	$—	$29,787

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

	Fiscal Year Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$4,820	$971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188	95
Deferred income taxes	1,300	678
Employee restricted stock forfeited	—	(1)
Tax effect from restricted stock units and stock options	298	(25)
Restricted stock units repurchased for employee tax withholding	(1)	(24)
Deferred restricted stock unit compensation	8	52
Realized loss on liquidation of available for sale security	108	—
(Increase) decrease in operating assets:
Investment fee income receivable	(1,759)	(95)
Prepaid expenses	(79)	46
Other current assets	(422)	5
Other assets	(141)	10
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	1,897	214
Income taxes payable	(4)	48
Current portion of deferred rent	(55)	63

Net cash provided by operating activities	6,158	2,037

Cash flows used in investing activities:
Purchases of property and equipment	(253)	(101)
Payments related to acquisition of management contracts	(20,680)	(273)
Proceeds on liquidation of available for sale security	404	—

Net cash used in investing activities	(20,529)	(374)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(1,585)	(625)
Proceeds from amended bank loan	16,525	—
Loan fee payments on amended bank loan	(223)	15
Proceeds from exercise of employee and director stock options	59	—
Dividend payments	(729)	(685)

Net cash provided by (used in) financing activities	14,047	(1,295)

Net (decrease) increase in cash and cash equivalents	(324)	368
Cash and cash equivalents at the beginning of the period	8,730	8,362

Cash and cash equivalents at the end of the period	$8,406	$8,730

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,779	$70

Interest	$617	$52

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2013 and 2012

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The Company’s operating activities consist primarily of providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the . Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund.

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from all of the Hennessy Funds through portfolio management of the Hennessy Funds. The Company earns shareholder service fees from some of the Hennessy Funds by assisting customers of such funds in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with ASC 605.

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income, and reduce the amount of advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2013, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

The Company’s contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds’ in the month subsequent to the month in which the services are provided.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments which are readily convertible into cash.

(c)	Investments

Investments in highly liquid financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long-term investments. A table of investments is included in Footnote 4.

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

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of $0.003 million and $0.007 million, respectively, were recognized in operations for fiscal years 2013 and 2012.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(d)	Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. Prior to September 30, 2012, the Company had completed several purchases of assets related to the management of 13 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2013 or 2012.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of September 30, 2013.

On October 26, 2012, the Company purchased the assets related to the management of the entire family of ten FBR funds (the “FBR Funds”), adding approximately $2.2 billion in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers, Inc. The purchase price was comprised of two payments: an initial payment of $19,692,137 made on October 26, 2012 based upon the net asset value of the FBR Funds as of October 25, 2012 and a contingent payment of $19,193,595 made on November 5, 2013 based upon the net asset value of the FBR Funds as of October 28, 2013. The initial payment was funded with $3.4 million of available cash and $16.3 million of debt proceeds that were obtained pursuant to an amendment and restatement of the Company’s existing loan agreement with U.S. Bank National Association that allowed the Company to borrow the additional amount due. The additional capitalized transaction costs of $1.2 million, of which $0.2 million was capitalized in the prior year, include legal fees, printing fees and other costs related to the purchase.

The contingent payment due under the Asset Purchase Agreement was determined to be $19,193,595 as of October 28, 2013. The amount of the liability was booked as of September 30, 2013 because it was measurable. The contingent payment was funded in part with $13,286,666 of debt proceeds that were obtained pursuant to an amendment of the Company’s existing loan agreement with U.S. Bank National Association that allowed the Company to borrow such amount, with the remainder of the payment being funded out of working capital. Of the $13,286,666 of debt proceeds, $11,625,883 is shown as a long-term liability on the balance sheet because it was funded by U.S. Bank National Association on a long-term basis.

Management contracts balance at 9/30/2012	$22,557,186
Initial purchase price for assets related to management of the FBR Funds	$19,692,137
Contingent purchase price for assets related to management of the FBR Funds	$19,193,595
Capitalized transaction costs in current year	$988,100

Management contracts balance at 9/30/2013	$62,431,018

Contingent purchase price payment allocation:
Current portion	$7,567,712
Long-term portion	$11,625,883

Total	$19,193,595

(e)	Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2013 and 2012. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2013 and 2012 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of purchased management contracts is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

The Company did not have any amounts of unrecognized tax benefits as of September 30, 2013 and 2012. In addition, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date, the Company has recognized no interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States, California and Massachusetts. The tax years ended in 2009 through 2012 remain open and subject to examination by the appropriate governmental agencies in the U.S., the 2008 through 2012 tax years remain open in California, and the 2012 tax year remains open in Massachusetts.

The Company’s effective tax rate of 40.9% and 43.9% for the fiscal years ended September 30, 2013 and 2012, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 245,998 and 433,438 of common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the earnings per share calculations for the years ended September 30, 2013 and 2012, respectively, because they were anti-dilutive.

(i)	Stock-Based Compensation

On January 17, 2013, the Company established, and a shareholder vote approved, the 2013 Omnibus Incentive Plan (the “Plan”) providing for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors. The Plan replaced the 2001 Omnibus Plan that the Company had previously adopted and had in place. The maximum number of shares that may be issued under the Plan is 50% of the number of outstanding shares of common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors of the Company upon the occurrence of certain events. The number of shares of common stock subject to awards that remain outstanding under the 2001 Omnibus Plan reduces the number of shares available for issuance under the Plan. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards have result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan that are not awarded in one particular year may be awarded in subsequent years.

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the fiscal year ended September 30, 2013.

The Company, per the fair value recognition provisions of the FASB guidance on Stock Compensation, uses the “Modified Perspective” method in accordance with the transition and disclosure provisions of the codification for stock based compensation. All compensation costs related to restricted stock units vested during the years ended September 30, 2013 and 2012 have been recognized in its financial statements.

The Company has reserved up to 2,043,791 shares of the Company’s common stock in respect of granted options, in accordance with terms of the Plan. An aggregate of 185,998 options have been granted to certain employees, executive officers, and directors of the Company and are outstanding as of September 30, 2013. These options were fully vested at the date of grant, and have a weighted average exercise price of $7.09 per share. Through September 30, 2013, 247,440 options were exercised, leaving 185,998 options fully vested and exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2013 and 2012:

	Number Of Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 9/30/2011	645,050	$4.43	1.82 years	$0
Granted	—	—
Exercised	(5,000)	$2.97
Forfeited	—	—
Expired	(206,612)	$2.97

Outstanding at 9/30/2012	433,438	$5.14	1.45 years	$0
Granted	—	—
Exercised	(247,440)	$3.67
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2013	185,998	$7.09	1.05 years	$442,148

Exercisable at 9/30/2013	185,998	$7.09	1.05 years	$442,148

During the fiscal year ended September 30, 2013 the Company granted 60,000 restricted stock units (“RSU”) under the Plan. RSUs represent an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at the rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. RSU activity for the years ended September 30, 2013 and 2012 was as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2013 and 2012
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2011	15,949	$5.28
Granted	—	$—
Vested (1)	(14,512)	$3.52
Forfeited	(375)	$2.66

Non-vested Balance at September 30, 2012	1,062	$2.59
Granted	60,000	$8.61
Vested (1)	(1,687)	$4.90
Forfeited	—	$—

Non-vested Balance at September 30, 2013	59,375	$8.61

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 12,127 and 13,406 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2013 and 2012, respectively.

Restricted Stock Unit Compensation Fiscal Year Ended September 30, 2013
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,667
Compensation Expense recognized as of September 30, 2013	(2,156)

Unrecognized compensation expense related to RSU’s at September 30, 2013	$511

As of September 30, 2013, there was $0.5 million of total RSU compensation expense related to non-vested awards not yet recognized that is expected to be recognized over a weighted-average vesting period of four years.

(j)	Use of Estimates

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

Pursuant to management contracts, the Company provides investment advisory services to all classes of the sixteen Hennessy Funds. The management contracts must be renewed annually by (i) the Board of Directors of the applicable investment company entity or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (2) by the vote of a majority of the directors/trustees of the applicable investment company entity who are not interested persons of the Hennessy Funds (the “disinterested directors”). If the management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Additionally, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the management contracts with the sixteen Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective fund’s average daily net assets.

The Company has entered into sub-advisory agreements covering the Hennessy Focus Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund with the same asset management companies that previously managed the Hennessy Funds. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the directors of the applicable Hennessy Fund’s investment entity.

In exchange for the sub-advisor services, the Company (not the Hennessy Funds) pays a sub-advisor fee to the sub-advisors, which is based on the amount of each applicable Hennessy Fund’s average daily net assets.

(3)	Fair Value Measurement

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

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

Based on the standard’s definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of September 30, 2013:

	Fair Value Measurements at Reporting Date
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$7,377	$—	$—	$7,377
Mutual fund investments	7	—	—	7

Total	$7,384	$—	$—	$7,384

Amounts included in:
Cash and cash equivalents	$7,377	$—	$—	$7,377
Investments in marketable securities	7	—	—	7

Total	$7,384	$—	$—	$7,384

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investment at the years ended September 30 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2013
Mutual fund investments	$4	$15	$(12)	$7

Total	$4	$15	$(12)	$7

2012
Mutual fund investments	$4	$14	$(12)	$6

Total	$4	$14	$(12)	$6

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

On October 30, 2007, the Company invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”). The Micro Cap Fund was closed on December 14, 2012 and the investment was liquidated, resulting in a realized loss of $0.11 million. The loss was included in other expense on the income statement for the year ended September 30, 2013.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended:

	September 30,
	2013	2012
Equipment	$228,829	$142,747
Leasehold improvements	122,714	122,714
Furniture and fixtures	167,910	135,902
IT Infrastructure	52,908	46,538
Software	123,857	58,922

	696,218	506,823
Less: accumulated depreciation	438,317	358,487

	$257,901	$148,336

(6)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred. The management contract asset was $62.4 million as of September 30, 2013, compared to $22.6 million at the end of the prior comparable period. The costs are defined as an “intangible asset” per FASB standard “Intangibles – Goodwill and Other.” The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the assets related to management contracts.

(7)	Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment was $18.4 million. The amended loan agreement requires fifty-nine (59) monthly payments in the amount of $153,333 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $0.25 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. The unamortized balance of loan fees was $0.20 million at September 30, 2013. The loan balance is $16.9 million as of September 30, 2013 compared to $1.9 million at the end of the prior comparable period. The note maturity schedule is as follows:

Years ended September 30:
2014	$1,840,000
2015	1,840,000
2016	1,840,000
2017	1,840,000
2018	9,506,667

Total	$16,866,667

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

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended September 30, 2013 and 2012.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $0.25 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the fiscal year ended September 30, 2013 was $44,956 compared to $6,295 for the prior comparable period. Future amortization expense is as follows:

Years ended September 30:
2014	$48,475
2015	$48,475
2016	$48,475
2017	$48,475
2018	3,518

Total	$197,418

In connection with the purchase of the assets related to the FBR Funds, the Company funded part of the second and final payment of the purchase price by entering into an amendment to the existing loan agreement, bringing the total loan balance to $30.0 million. See Footnote 13 for more detail on the amendment to the loan agreement.

(8)	Income Taxes

The provision for income taxes is comprised of the following for the fiscal years ended September 30, 2013 and 2012:

	2013	2012
Current
Federal	$1,652,900	$78,900
State	379,300	28,600

	2,032,200	107,500

Deferred
Federal	1,060,900	531,700
State	238,400	122,100

	1,299,300	653,800

Total	$3,331,500	$761,300

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2013	2012
Federal tax at statutory rate	34.00%	34.00%
State tax at statutory rate	5.83	5.73
Permanent and other differences	0.50	4.11
Disallowed capital loss	0.54	—

Effective Tax Rate	40.87%	43.94%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2013 and 2012 are presented below:

	2013	2012
Current deferred tax assets:
Accrued compensation	$19,900	$23,900
Deferred rent	12,600	35,900
State taxes	129,300	9,700
Capital loss carryforward	110,400	—
Charitable contribution carryover	—	96,200

Total deferred tax assets	272,200	165,700
Less: disallowed capital loss	(110,400)	—

Net deferred tax assets	161,800	165,700
Noncurrent deferred tax liabilities:
Net Operating Loss	—	44,800
Property and equipment	(46,000)	(7,300)
Management contracts	(5,779,000)	(4,566,600)

Total deferred tax liabilities	(5,825,000)	(4,529,100)

Net deferred tax liabilities	$(5,663,200)	$(4,363,400)

The tax benefits in 2012 and 2013 for share based compensation awards that will result in future tax deductions are included in deferred tax assets. The Company accounts for APIC adjustments related to tax deductions in excess of book deductions for stock based compensation using the with-and-without method, recognizing a windfall benefit to APIC only after considering all other tax benefits presently available to it.

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the years ended:

	September 30,
	2013	2012
Weighted average common stock outstanding	5,810,431	5,742,931
Common stock equivalents - stock options and RSU’s	—	11,405

	5,810,431	5,754,336

There were 245,998 and 433,438 of common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the year ended September 30, 2013 and 2012, respectively, because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The initial lease was re-negotiated and a lease amendment was signed March 1, 2012 with a new expiration date of March 31, 2014, with one three-year or five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2013 is $168,854 for the remaining term of the lease. The straight-line rent expense is $22,869 per month for the remaining term of the lease.

The Company also has leased office space under a single non-cancelable operating sub-lease at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110. The original sub-lease was re-negotiated and an amendment dated September 24, 2013 with a new expiration date of January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated. The future rental commitment under this lease as of September 30, 2013 is $111,578 for the remaining term of the lease. The straight-line rent expense is $7,695 per month for the remaining term of the lease.

The annual minimum future rental commitments under the lease and sub-lease as of September 30, 2013 and for future fiscal years ending September 30, 2015 are as follows:

Fiscal Year
2014	253,499
2015	26,933

Total	$280,432

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2013 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $0.97 million. In addition, total cash and cash equivalents include $5.7 million held in the First American Prime Obligations Fund and $1.5 million held at UBS that are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(12)	New Accounting Pronouncements

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update is effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and may allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2013, which would cause a reduction in the Company’s expenses.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended September 30, 2013.

(13)	Subsequent Event

AMENDED LEASE AGREEMENT

Subsequent to the fiscal year ended September 30, 2013, the Company entered into a third amendment to its operating lease for office space at 7250 Redwood Blvd., Suite 200, Novato, California. The lease was extended for an additional three years with a new expiration date of March 31, 2017, with one five-year extension available thereafter. The minimum future rental commitment under this lease is $853,335 for the remaining term of the lease. The straight-line rent expense is $23,703.68 per month for the remaining term of the lease.

The total annual minimum future rental commitments under the lease, as amended, and the Company’s sub-lease at 100 Federal Street, 29th Floor, Boston, Massachusetts for future fiscal years ending September 30, 2017 are as follows:

Fiscal Year
2014	253,499
2015	361,347
2016	344,298
2017	174,620

AMENDED AND RESTATED LOAN AGREEMENT

Subsequent to the fiscal year ended September 30, 2013 and in connection with the second and final payment for the purchase of assets related to the FBR Funds, the Company entered into an amended and restated loan agreement with U.S. Bank National Association that increased its total outstanding loan balance by $13,133,333 to $30.0 million The amended and restated loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and its interest are due October 26, 2017. The note maturity schedule is as follows:

Years ended September 30:
2014	$3,125,000
2015	3,750,000
2016	3,750,000
2017	3,750,000
2018	15,625,000

Total	$30,000,000

The loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company expects to be in compliance with the loan covenant for the first reporting period ending December 31, 2013.

In connection with securing the financing discussed above, the Company incurred loan costs in the amount of $152,602. These costs will be included in other assets and will be added to the existing unamortized balance for a total of $345,980 (as of the loan amendment date of November 1, 2013). The loan fees will be amortized on a straight-line basis over 48 months. Future amortization expense is as follows:

Years ended September 30:
2014	$79,287
2015	$86,495
2016	$86,495
2017	$86,495
2018	7,208

Total	$345,980

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Management’s report on internal control over financial reporting set forth in Item 8, “Financial Statements and Supplementary Data,” above is incorporated herein by reference.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2013 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in our Proxy Statement for our 2014 Annual Meeting (“Proxy Statement”), under the captions “Election of Directors” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

CODE OF ETHICS

On October 3, 2013, we implemented a revised code of ethics that applies to our principal executive officer, principal financial officer, executive vice presidents, directors and all employees. The code has been designed in accordance with the Sarbanes-Oxley Act of 2002 to promote honest and ethical conduct. The code also applies to The Hennessy Funds, Inc., Hennessy Mutual Funds, Inc., Hennessy Funds Trust and Hennessy SPARX Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

Any person may obtain a copy of the Hennessy Advisors, Inc. Code of Ethics, at no cost, by forwarding a written request to:

Hennessy Advisors, Inc.

7250 Redwood Blvd., Suite 200

Novato, CA 94945

Attention: Teresa Nilsen

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation we paid to our directors and our “named executive officers” during our most recent fiscal year can be found in the Proxy Statement under the caption “Compensation of Executive Officers and Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding our principal securities holders and the security holdings of our directors and executive officers can be found in the Proxy Statement under the caption “Voting Securities.” Such information is incorporated by reference as if fully set forth herein.

EQUITY COMPENSATION PLAN INFORMATION

On January 17, 2013, the Company established, and a shareholder vote approved, the 2013 Omnibus Incentive Plan (the “Plan”) providing for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors. The Plan replaced the 2001 Omnibus Plan that the Company previously adopted and had in place. The maximum number of shares that may be issued under the Plan is 50% of the number of outstanding shares of common stock of the Company, or 2,043,791 shares, as of the fiscal year ended September 30, 2013, subject to adjustment by the compensation committee of the Board of Directors of the Company upon the occurrence of certain events. The number of shares of common stock subject to awards that remain outstanding under the 2001 Omnibus Plan reduces the number of shares available for issuance under the Plan. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan that are not awarded in one particular year may be awarded in subsequent years.

An aggregate of 885,377 options for the Company’s common stock and 291,050 RSU’s have been granted as of September 30, 2013, to certain executive officers, key employees, and outside directors and advisors of the Company. The options were fully vested when granted, and have a weighted average exercise price of $7.09 per share, and RSU’s vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2013, employees and directors had exercised 449,079 options, 43,688 options were forfeited, 206,612 options expired, 20,538 RSU’s were forfeited and 173,462 net shares of common stock were issued for the vesting of 210,513 RSU’s (net of shares repurchased for tax withholding). There were 185,998 options fully vested and exercisable and 60,000 RSU’s for stock not yet issued at year-end.

The following table sets forth information regarding the Plan. All information presented is as of September 30, 2013. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	185,998	$7.09	2,043,791
Equity compensation plans not approved by security holders	0	0	0
Total	185,998	$7.09	2,043,791

(1)	The maximum number of shares of common stock that may be issued under the Plan is 50% of our outstanding common stock, or 2,043,791 shares, as of the fiscal year ended September 30, 2013.
(2)	The number of securities to be issued includes 60,000 shares relating to RSU’s to be issued according to the vesting schedule of 25% per year. The exercise price for RSU’s is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Election of Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP for professional services performed for 2013 and 2012, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8, “Financial Statements and Supplementary Data,” above.

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (regarding the Tamarack Value Fund) (6)*

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (regarding the Tamarack Large Cap Growth Fund) (6)*

2.7	Asset Purchase Agreement, dated June 6, 2012, between registrant and FBR Fund Advisers, Inc. (12)*

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund and the Hennessy Cornerstone Value Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (1)

10.3(a)	Servicing Agreement, dated October 1, 2002, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund and the Hennessy Cornerstone Value Fund) (7)

10.3(b)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Mid Cap 30 Fund) (7)

10.4	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.5	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.6	Servicing Agreement, dated July 1, 2007, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund and the Hennessy Balanced Fund) (11)

10.7	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (10)

10.8	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (10)

10.9	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (10)

10.10(a)	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10(b)	Amendment to Servicing Agreement, dated March 1, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund) (11)

10.11	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (16)

10.12	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC. (for the Hennessy Focus Fund) (16)

10.13	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia (for the Hennessy Equity and Income Fund (equity sleeve)) (16)

10.14	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (16)

10.15	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (16)

10.16	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (10)

10.17	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (10)

10.18	Servicing Agreement, dated June 1, 2010, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (11)

10.19	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.20	Hennessy Advisors, Inc. 2001 Omnibus Plan (1)(2)

10.21	Form of Option Award Agreement (1)(2)

10.22	Restricted Stock Unit Award Agreement for officers (2)(8)

10.23	Restricted Stock Unit Agreement for Directors (2)(8)

10.24	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (15)

10.25	Form of Restricted Stock Unit Award Agreement for Employees (2)(17)

10.26	Form of Restricted Stock Unit Award Agreement for Directors (2)(17)

10.27	Form of Stock Option Award Agreement for Employees (2)(17)

10.28	Form of Stock Option Award Agreement for Directors (2)(17)

10.29	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2)(9)

10.30	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2)(9)

10.31	Amended and Restated Employment Agreement, dated as of October 8, 2012, between the registrant and Neil J. Hennessy (2)(14)

10.32	Second Amended and Restated Loan Agreement between Hennessy Advisors, Inc. and U.S. Bank National Association, dated October 26, 2012 (13)*

10.33	First Amendment to Second Amended and Restated Loan Agreement and Note between Hennessy Advisors, Inc. and U.S. Bank National Association, dated November 1, 2013 (18)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101**	Financial statements from the Annual Report on Form 10-K of Hennessy Advisors, Inc. for the year ended September 30, 2013, filed on December 6, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.

(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed December 12, 2008.
(7)	Incorporated by reference from the Company’s Form S-1 registration statement (SEC File No. 333-126896) filed July 26, 2005.
(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.
(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.
(10)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.
(11)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 9, 2011.
(12)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed June 8, 2012.
(13)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed November 1, 2012.
(14)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed October 10, 2012.
(15)	Incorporated by reference from the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(16)	Incorporated by reference from the Company’s Form 10-Q (SEC File No. 000-49872) filed January 17, 2013.
(17)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(18)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed November 4, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 4, 2013
Neil J. Hennessy Chief Executive Officer and President (As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen Teresa M. Nilsen Chief Financial Officer, Secretary and Director	Dated: December 4, 2013

By:	/s/ Daniel B. Steadman Daniel B. Steadman Executive Vice President and Director	Dated: December 4, 2013

By:	/s/ Kathryn R. Fahy Kathryn R. Fahy Controller	Dated: December 4, 2013

By:	/s/ Daniel G. Libarle Daniel G. Libarle Director	Dated: December 4, 2013

By:	/s/ Thomas L. Seavey Thomas L. Seavey Director	Dated: December 4, 2013

By:	/s/ Henry Hansel Henry Hansel Director	Dated: December 4, 2013

By:	/s/ Brian A. Hennessy Brian A. Hennessy Director	Dated: December 4, 2013

By:	/s/ Rodger Offenbach Rodger Offenbach Director	Dated: December 4, 2013

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Form of Agreement of Merger of Hennessy Advisors, Inc., Hennessy Management Co., L.P. and Hennessy Management Co. 2, L.P. (1)

2.2	Asset Purchase Agreement, dated September 10, 2003, between registrant and Linder Asset Management, Inc., as amended by First Amendment, dated January 19, 2004 (4)

2.3	Asset Purchase Agreement, dated March 15, 2005, between registrant and Landis Associates LLC (5)

2.4	Asset Purchase Agreement, dated March 15, 2005, between registrant and Michael L. Hershey (5)

2.5	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (regarding the Tamarack Value Fund) (6)*

2.6	Asset Purchase Agreement, dated December 9, 2008, between registrant and RBC Global Asset Management (U.S.) Inc. (regarding the Tamarack Large Cap Growth Fund) (6)*

2.7	Asset Purchase Agreement, dated June 6, 2012, between registrant and FBR Fund Advisers, Inc. (12)*

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Second Amended and Restated Bylaws (3)

10.1	Restated Management Agreement, dated June 30, 2000, between registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund and the Hennessy Cornerstone Value Fund) (1)

10.2	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (1)

10.3(a)	Servicing Agreement, dated October 1, 2002, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund and the Hennessy Cornerstone Value Fund) (7)

10.3(b)	Amendment to Servicing Agreement, dated June 30, 2005, between the registrant and Hennessy Mutual Funds, Inc. (on behalf of the Hennessy Cornerstone Mid Cap 30 Fund) (7)

10.4	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund) (7)

10.5	Restated Investment Advisory Agreement, dated February 28, 2002, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Balanced Fund) (7)

10.6	Servicing Agreement, dated July 1, 2007, between the registrant and The Hennessy Funds, Inc. (on behalf of the Hennessy Total Return Fund and the Hennessy Balanced Fund) (11)

10.7	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (10)

10.8	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (10)

10.9	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (10)

10.10(a)	Servicing Agreement, dated July 1, 2005 between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, Series II) (7)

10.10(b)	Amendment to Servicing Agreement, dated March 1, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund) (11)

10.11	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (16)

10.12	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC. (for the Hennessy Focus Fund) (16)

10.13	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia (for the Hennessy Equity and Income Fund (equity sleeve)) (16)

10.14	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (16)

10.15	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (16)

10.16	Investment Advisory Agreement, dated September 18, 2009, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (10)

10.17	Sub-Advisory Agreement, dated September 18, 2009, between the registrant and SPARX Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (10)

10.18	Servicing Agreement, dated June 1, 2010, between the registrant and Hennessy SPARX Funds Trust (on behalf of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (11)

10.19	Non-Competition Agreement, dated March 15, 2005, between the registrant and Michael L. Hershey (5)

10.20	Hennessy Advisors, Inc. 2001 Omnibus Plan (1)(2)

10.21	Form of Option Award Agreement (1)(2)

10.22	Restricted Stock Unit Award Agreement for officers (2)(8)

10.23	Restricted Stock Unit Agreement for Directors (2)(8)

10.24	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (15)

10.25	Form of Restricted Stock Unit Award Agreement for Employees (2)(17)

10.26	Form of Restricted Stock Unit Award Agreement for Directors (2)(17)

10.27	Form of Stock Option Award Agreement for Employees (2)(17)

10.28	Form of Stock Option Award Agreement for Directors (2)(17)

10.29	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (2)(9)

10.30	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (2)(9)

10.31	Amended and Restated Employment Agreement, dated as of October 8, 2012, between the registrant and Neil J. Hennessy (2)(14)

10.32	Second Amended and Restated Loan Agreement between Hennessy Advisors, Inc. and U.S. Bank National Association, dated October 26, 2012 (13)*

10.33	First Amendment to Second Amended and Restated Loan Agreement and Note between Hennessy Advisors, Inc. and U.S. Bank National Association, dated November 1, 2013 (18)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101**	Financial statements from the Annual Report on Form 10-K of Hennessy Advisors, Inc. for the year ended September 30, 2013, filed on December 6, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(2)	Management contract or compensatory plan or arrangement.
(3)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-KSB for the fiscal year ended September 30, 2004.
(5)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2005.
(6)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed December 12, 2008.
(7)	Incorporated by reference from the Company’s Form S-1 registration statement (SEC File No. 333-126896) filed July 26, 2005.
(8)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended March 31, 2006.
(9)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed August 28, 2006.
(10)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 4, 2009.
(11)	Incorporated by reference from the Company’s Form 10-K (SEC File No. 000-49872) filed December 9, 2011.
(12)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed June 8, 2012.
(13)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed November 1, 2012.
(14)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed October 10, 2012.
(15)	Incorporated by reference from the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(16)	Incorporated by reference from the Company’s Form 10-Q (SEC File No. 000-49872) filed January 17, 2013.
(17)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(18)	Incorporated by reference from the Company’s Form 8-K (SEC File No. 000-49872) filed November 4, 2013.