Form 10-Q
period 2013-12-31
HENNESSY ADVISORS INC
filed 2014-01-30
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

As of January 24, 2014, there were 5,898,756 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,027	$8,406
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	2,744	2,402
Prepaid expenses	203	269
Deferred income tax assets	121	162
Other current assets	407	436

Total current assets	6,509	11,682

Property and equipment, net of accumulated depreciation of $480 and $438, respectively	257	258
Management contracts	62,489	62,431
Other assets, net of accumulated amortization of $177 and $159, respectively	455	363

Total assets	69,710	74,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	2,037	3,085
Income taxes payable	700	44
Deferred rent	16	32
Current portion of long-term debt	3,750	1,840
Current portion of payment due on purchase of management contracts	—	7,468

Total current liabilities	6,503	12,469

Long-term debt, net of current portion	25,784	15,027
Long-term portion of payment due on purchase of management contracts	—	11,626
Deferred income tax liability	6,314	5,825

Total liabilities	38,601	44,947

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,898,756 shares issued and outstanding at December 31, 2013 and September 30, 2013	9,997	9,948
Retained earnings	21,112	19,839

Total stockholders’ equity	31,109	29,787

Total liabilities and stockholders’ equity	$69,710	$74,734

See accompanying notes to unaudited condensed financial statements.

Hennessy Advisors, Inc.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended December 31,
	2013	2012
Revenue
Investment advisory fees	$7,693	$4,489
Shareholder service fees	228	214

Total revenue	7,921	4,703

Operating expenses
Compensation and benefits	1,770	1,412
General and administrative	1,048	674
Mutual fund distribution	573	268
Sub-advisor fees	1,395	711
Amortization and depreciation	60	38

Total operating expenses	4,846	3,103

Operating income	3,075	1,600
Interest expense	246	138
Other expense, net	—	110

Income before income tax expense	2,829	1,352
Income tax expense	1,372	584

Net income and comprehensive income	$1,457	$768

Earnings per share:
Basic	$0.25	$0.13

Diluted	$0.25	$0.13

Weighted average shares outstanding:
Basic	5,724,472	5,705,781

Diluted	5,797,260	5,705,781

See accompanying notes to unaudited condensed financial statements.

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2013

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2013	5,898,756	$9,948	$19,839	$29,787
Net income	—	—	1,457	1,457
Dividends paid	—	—	(184)	(184)
Deferred restricted stock unit compensation	—	49	—	49
Tax effect of restricted stock unit vesting	—	—	—	—

Balance at December 31, 2013	5,898,756	$9,997	$21,112	$31,109

See accompanying notes to unaudited condensed financial statements.

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Operating activities:
Net income	$1,457	$768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60	38
Deferred income taxes	40	386
Tax effect from restricted stock units	—	2
Restricted stock units repurchased for employee tax withholding	—	(1)
Deferred restricted stock unit compensation	49	3
Realized loss on liquidation of available for sale security	—	108
(Increase) decrease in operating assets:
Investment fee income receivable	(342)	(1,309)
Prepaid expenses	66	10
Other current assets	29	(424)
Other assets	43	—
Increase (decrease) in operating liabilities:	—
Accrued liabilities and accounts payable	(1,048)	156
Income taxes payable	1,145	160
Deferred rent	(16)	(12)

Net cash provided by (used in) operating activities	1,483	(115)

Investing activities:
Purchases of property and equipment	(41)	(105)
Payments related to purchase of management contracts	(19,152)	(19,902)
Proceeds on liquidation of available for sale security	—	404

Net cash used in investing activities	(19,193)	(19,603)

Financing activities:
Principal payments on bank loan	(619)	(206)
Proceeds from amended bank loan	13,287	16,525
Loan fee payments and other acquisition costs related to amended bank loan	(153)	(224)
Dividend payments	(184)	(180)

Net cash provided by financing activities	12,331	15,915

Net decrease in cash and cash equivalents	(5,379)	(3,803)
Cash and cash equivalents at the beginning of the period	8,406	8,730

Cash and cash equivalents at the end of the period	$3,027	$4,927

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$145	$37

Interest	$202	$79

See accompanying notes to unaudited condensed financial statements.

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position at December 31, 2013, the Company’s operating results for the three months ended December 31, 2013, and the Company’s cash flows for the three months ended December 31, 2013. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company’s operating activities consist primarily of providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to some of the Hennessy Funds.

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from all of the Hennessy Funds through portfolio management of the Hennessy Funds. The Company earns shareholder service fees from some of the Hennessy Funds by assisting customers of such funds in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

The Company waives fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income, and reduce the amount of advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2013, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds’ in the month subsequent to the month in which the services are provided.

(2) Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. Prior to September 30, 2012, the Company had completed several purchases of assets related to the management of thirteen different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of December 31, 2013, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of December 31, 2013.

On October 26, 2012, the Company purchased the assets related to the management of the entire family of ten FBR funds (the “FBR Funds”), adding approximately $2.2 billion in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers, Inc. The purchase price was comprised of two payments: (i) an initial payment of $19,692,137 made on October 26, 2012 based upon the net asset value of the FBR Funds as of October 25, 2012 and (ii) a contingent payment of $19,193,595 made on November 5, 2013 based upon the net asset value of the FBR Funds as of October 28, 2013. The initial payment was funded with $3.4 million of available cash and $16.3 million of debt proceeds that were obtained pursuant to an amendment and restatement of the Company’s then-existing loan agreement with U.S. Bank National Association that allowed the Company to borrow the additional amount due. The additional capitalized transaction costs of $1.2 million, of which $0.2 million was capitalized in the fiscal year ended September 30, 2012 and the remaining $1.0 million was capitalized in the fiscal year ended September 30, 2013, include legal fees, printing fees and other costs related to the purchase.

The contingent payment due under the Asset Purchase Agreement was determined to be $19,193,595 as of October 28, 2013. The amount of the liability was booked as of September 30, 2013 because it was measurable. The contingent payment was funded in part with $13,286,666 of debt proceeds that were obtained pursuant to an amendment of the Company’s then-existing loan agreement with U.S. Bank National Association that allowed the Company to borrow such amount, with the remainder of the payment being funded out of working capital. Of the $13,286,666 of debt proceeds, $11,625,883 was shown as a long-term liability on the balance sheet as of September 30, 2013 because it was funded by U.S. Bank National Association on a long-term basis. During the quarter ended December 31, 2013, additional transaction costs related to the purchase in the amount of $58,232 were capitalized.

Management contracts balance at September 30, 2013 (inclusive of a contingent purchase price for assets related to management of the FBR Funds of $19,193,595)	$62,431,018
Capitalized transaction costs in current quarter	$58,232

Management contracts balance at December 31, 2013	$62,489,250

Contingent purchase price payment allocation at September 30, 2013
Current portion	$7,567,712
Long-term portion	$11,625,883

Total contingent purchase price	$19,193,595

(3) Investment Advisory Agreements

As of December 31, 2013, the Company had management contracts with (1) The Hennessy Funds, Inc. for the Hennessy Balanced Fund and the Hennessy Total Return Fund, (2) Hennessy Mutual Funds, Inc. for all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Cornerstone Mid Cap 30 Fund, (3) Hennessy Funds Trust for all classes of the Hennessy Focus Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund, and (4) Hennessy SPARX Funds Trust for all classes of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

Pursuant to these management contracts, the Company provides investment advisory services to all classes of the sixteen Hennessy Funds. The management contracts must be renewed annually by (i) the Board of Directors of the applicable investment company entity or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (2) by the vote of a majority of the directors/trustees of the applicable investment company entity who are not interested persons of the Hennessy Funds, except that the management contract for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, and the Hennessy Technology Fund have an initial period of two years, which commenced on October 26, 2012, to be renewed annually thereafter. If the management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Additionally, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the management contracts with the sixteen Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Hennessy Fund’s average daily net assets.

The Company has entered into sub-advisory agreements covering the Hennessy Focus Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund with the same asset management companies that managed such Hennessy Funds prior to the Company’s purchase of the assets related to the management of such funds. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the directors of the applicable Hennessy Fund’s investment entity.

In exchange for the sub-advisor services, the Company (not the Hennessy Funds) pays a sub-advisor fee to the sub-advisors, which is based on the amount of each applicable Hennessy Fund’s average daily net assets.

(4) Investment in Available for Sale Security

On October 30, 2007, the Company invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”). The Micro Cap Fund was closed on December 14, 2012 and the investment was liquidated, resulting in a realized loss of $0.1 million. The loss was included in other expense on the income statement for the three months ended December 31, 2012.

(5) Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest are due October 26, 2017. The note maturity schedule is as follows:

Years ended September 30:
2014	$3,125,000
2015	3,750,000
2016	3,750,000
2017	3,750,000
2018	15,625,000

Total	$30,000,000

The amended and restated loan as of October 26, 2012 was considered “substantially different” from the original loan per the conditions set forth in Emerging Issues Task Force (EITF) 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The Company did an evaluation of the debt modification under EITF 96-19 and determined that the financial impact of the modification on the prior principal was not material to the overall financial statements and accordingly no adjustment was made. The amended loan as of November 1, 2013 was not considered “substantially different” from the original loan and therefore an evaluation under EITF 96-19 was not necessary.

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance with the loan covenants as of December 31, 2013 and September 30, 2013.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $376,226. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the three-month periods ended December 31, 2013 and 2012 was $18,455 and $8,600, respectively. The unamortized balance of the loan fees was $331,564 as of December 31, 2013.

(6) Income Taxes

The provision for income taxes was comprised of the following for the three months ended December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Current
Federal	$630,900	$199,000
State	212,400	(1,700)

	843,300	197,300

Deferred
Federal	441,400	299,600
State	87,600	87,500

	529,000	387,100

Total	$1,372,300	$584,400

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2013 and September 30, 2013 are presented below:

	12/31/2013	9/30/2013
Current deferred tax assets:
Accrued compensation	$43,000	$19,900
Deferred rent	6,300	12,600
State taxes	72,100	129,300
Capital loss carryforward	10,600	110,400

Gross deferred tax assets	132,000	272,200
Less: Disallowed capital loss	(10,600)	(110,400)

Net deferred tax assets	121,400	161,800

Noncurrent deferred tax liabilities:
Property and equipment	(48,700)	(46,000)
Management contracts	(6,265,200)	(5,779,000)

Total deferred tax liabilities	(6,313,900)	(5,825,000)

Net deferred tax liabilities	$(6,192,500)	$(5,663,200)

The Company’s effective tax rates for the three months ended December 31, 2013 and 2012 were 48.5% and 43.2%, respectively, and differ from the federal statutory rate of 34% for the following principal reasons:

	12/31/2013	12/31/2012
Federal tax at statutory rate	34.00%	34.00%
True-up of prior year tax provision	8.02%	—
State tax at statutory rate	5.83%	5.83%
Permanent differences	0.65%	0.14%
Disallowed capital loss	—	3.23%

Effective Tax Rate	48.50%	43.20%

The effective tax rate, which is normally about 40%, was higher for the period ended December 31, 2013 as a result of a one-time tax charge to true-up the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended. The effective tax rate was higher for the period ended December 31, 2012 due to a disallowed capital loss carryforward created by a realized loss on the sale of the available for sale investment.

(7) Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three months ended December 31, 2013. There were 433,438 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the three months ended December 31, 2012 because they were anti-dilutive.

A quarterly cash dividend of $0.03125 per share was paid on December 9, 2013 to shareholders of record as of November 15, 2013.

(8) Stock-Based Compensation

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted under the Plan or the 2001 Omnibus Plan during the three months ended December 31, 2013 and 2012, respectively.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 29,800 RSUs granted during the three months ended December 31, 2013 under the Plan and none granted during the three months ended December 31, 2012 under the 2001 Omnibus Plan. RSU activity for the three months ended December 31, 2013 was as follows:

Restricted Stock Unit Activity

Three Months Ended December 31, 2013

	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2013	59,375	$8.61
Granted	29,800	9.01
Vested (1)	(5,612)	8.74
Forfeited	—	—

Non-vested Balance at December 31, 2013	83,563	$8.74

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were no shares of common stock issued for restricted stock units vested in the three months ended December 31, 2013.

Restricted Stock Unit Compensation

Three Months Ended December 31, 2013

(in thousands)

Total expected compensation expense related to Restricted Stock Units	$2,935
Compensation expense recognized as of December 31, 2013	(2,204)

Unrecognized compensation expense related to RSU’s at December 31, 2013	$731

As of December 31, 2013, there was $0.7 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 45 months.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter. The Company also has leased office space under a single non-cancelable operating sub-lease at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110. The sub-lease expires on January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated. There were no other commitments or contingencies as of December 31, 2013.

As of December 31, 2013, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

(10) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of December 31, 2013:

Fair Value Measurements at Reporting Date

(In thousands)

	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,470	$—	$—	$1,470
Mutual fund investments	7	—	—	7

Total	$1,477	$—	$—	$1,477

Amounts included in:
Cash and cash equivalents	$1,470	$—	$—	$1,470
Investments in marketable securities	7	—	—	7

Total	$1,477	$—	$—	$1,477

(11) New Accounting Pronouncements

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and may allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2014, which would cause a reduction in the Company’s expenses.

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

In July 2013, the FASB issued an update to ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendment provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance provided by this update is effective for reporting periods beginning on or after December 15, 2013 (the second quarter of the Company’s fiscal year 2014). The adoption of this standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the three months ended December 31, 2013 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the Securities and Exchange Commission, that could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

Our primary operating activity is providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the Hennessy Funds, which are affected by our investment performance, redemptions, completed purchases of the rights to manage other mutual funds, market conditions and the success of our marketing and sales efforts. Average assets under management were $4.27 billion and $2.46 billion for the three months ended December 31, 2013 and 2012, respectively.

Total assets under management were $4.48 billion as of December 31, 2013. Our total assets under management have increased since December 31, 2012 due to market appreciation and net inflows. The following table illustrates the changes in assets under management from December 31, 2012 through December 31, 2013:

	Assets Under Management
	At Each Quarter End, December 31, 2012 through December 31, 2013
	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
	(In thousands)
Beginning assets under management	$919,262	$3,024,068	$3,406,426	$3,593,673	$4,034,181
Acquisition inflows	2,222,961	—	—	—	—
Organic inflows	156,362	312,272	478,377	494,665	378,057
Redemptions	(287,467)	(297,363)	(345,921)	(267,770)	(235,723)
Market appreciation	12,950	367,449	54,791	213,613	303,807

Ending assets under management	$3,024,068	$3,406,426	$3,593,673	$4,034,181	$4,480,322

Although we seek to maintain cost controls, a significant portion of our expenses are fixed and have historically demonstrated minimal variation. As a result, substantial fluctuations in our revenue can significantly impact our net income from period to period.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2013, this asset had a net balance of $62.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2013, this liability had a balance of $29.5 million.

Three Months Ended December 31, 2013 Compared to December 31, 2012

The following table sets forth items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013		2012
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$7,693	97.1%	$4,489	95.4%
Shareholder service fees	228	2.9	214	4.6

Total revenue	7,921	100.0	4,703	100.0

Operating expenses:
Compensation and benefits	1,770	22.3	1,412	30.0
General and administrative	1,048	13.3	674	14.3
Mutual fund distribution	573	7.2	268	5.7
Sub-advisor fees	1,395	17.6	711	15.1
Amortization and depreciation	60	0.8	38	0.9

Total operating expenses	4,846	61.2	3,103	66.0

Operating income	3,075	38.8	1,600	34.0
Interest expense	246	3.1	138	2.9
Other expense	—	—	110	2.3

Income before income tax expense	2,829	35.7	1,352	28.7
Income tax expense	1,372	17.3	584	12.3

Net income	$1,457	18.4%	$768	16.3%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 68.4% from the prior comparable period to $7.9 million in the three months ended December 31, 2013, due to increased average assets under management. Investment advisory fees increased 71.4% from the prior comparable period to $7.7 million in the three months ended December 31, 2013, and shareholder service fees increased 6.5% from the prior comparable period to $0.2 million in the three months ended December 31, 2013. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets of the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the three months ended December 31, 2013 increased by $1.8 billion, or 74%, to $4.27 billion from $2.46 billion in the prior comparable period. The increase is mainly attributable to our purchase of assets on October 26, 2012 related to the management of the FBR Funds, which had approximately $2.2 billion in assets under management as of the acquisition date. The increase was augmented by market appreciation and net inflows.

About 31.2%, or $1.33 billion, of the total average daily net assets of the Hennessy Funds for the three months ended December 31, 2013 were concentrated in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee of 0.29% of the average daily net assets of the Hennessy Focus Fund, which reduces the net impact to the Company’s financial operations. The second largest concentration of average daily net assets for the three months ended December 31, 2013, at 27.7%, or $1.18 billion, was in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of average daily net assets.

Total net assets in the Hennessy Funds increased by $1.46 billion, or 48.2%, from $3.02 billion as of the end of the prior comparable period to $4.48 billion as of December 31, 2013. The $1.46 billion increase in net assets of the Hennessy Funds is mainly attributable to market appreciation and net inflows since the prior comparable period. Redemptions as a percentage of assets under management decreased from an average of 4.0% per month to 1.9% per month during the same period due to both increased assets under management as well as decreased outflows. Redemptions were completely offset by subscriptions for the three-month period ended December 31, 2013. Net inflows during the period from December 31, 2012 to December 31, 2013 were approximately $516.6 million. Additionally, there was market appreciation of $939.7 million since the prior comparable period, and investors appear to be returning to the equity markets to seek positive returns over the relatively flat or negative returns in many other investment markets.

We believe the market appreciation was due, among other factors, to the following:

•	In the past twelve months, the financial markets and our economy have shown positive momentum. The Dow Jones Industrial Average was up 29.65% during calendar year 2013, and the S&P 500 was also up 32.39% for the same time period. While the economy is slowly recovering, the recent results in the stock market appear to be bringing investors back to investing in equities. We believe the Federal Reserve Board’s monetary conditions remain favorable for equities, and that fixed income investors are slowly migrating to equities.

•	We remain confident in the fundamentals of Corporate America. Corporate profits are high, with companies sitting on almost $2 trillion in cash on their balance sheets. If investors remain on course and invest for the long-term based on the market fundamentals, we expect to see the current success of the stock market continue.

We believe net asset flows of over $516 million into the Hennessy Funds during the period from December 31, 2012 to December 31, 2013 were due, among other factors, to the following:

•	For calendar year 2013, all sixteen Hennessy Funds had positive returns, which have encouraged inflows. The largest inflows for the three months ended December 31, 2013 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($636.7 million), the Hennessy Focus Fund ($552.7 million) and the Hennessy Equity and Income Fund ($132.2 million).

•	The continuation and expansion of our distribution capabilities, including the following:

•	a rigorous public relations program that included 170 media mentions during calendar year 2013, in media such as CNBC, Fox Business, Bloomberg, the Wall Street Journal, Barron’s, Forbes, Reuters, Market Watch, and Investment News, among other national financial media, industry publications, and local newspapers;

•	a comprehensive and consistent marketing and communications program targeted to financial advisors and retail clients and prospects;

•	a newly redesigned and robust website that was named “2013 Best Retail Website” by the Mutual Fund Education Alliance (MFEA);

•	2013 Lipper Awards for the Hennessy Gas Utility Index Fund for both the best three-year and five-year risk adjusted performance among sixteen Utility Funds and for the Hennessy Japan Fund for the best three-year performance among ten Japanese Funds;

•	relationships with over 13,500 registered investment advisors and over 240,000 investors nationwide;

•	a sales team of four dedicated sales/relationship managers who work with financial advisors whose consistent campaigning and communication efforts have yielded significant net inflows;

•	a national accounts outreach program with five dedicated professionals who develop and maintain relationships with national and regional distribution partners and key clients;

•	availability of Portfolio Managers to prospective investors and key clients; and

•	responsive, in-house shareholder servicing.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

	Expense Ratio Limitation	Expenses Waived for the Three-Months Ended December 31, 2013
Fund	(as a % of fund assets)	(in $)
Investor Class Shares
Hennessy Large Cap Financial Fund*	1.95%	$—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	11,143
Hennessy Focus Fund*	1.95%	—
Hennessy Gas Utility Index Fund*	0.80%	—
Hennessy Equity and Income Fund*	1.08%	8,308
Hennessy Core Bond Fund*	1.05%	11,822
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	3,900
Hennessy Focus Fund*	1.70%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	14,188

Total		$49,361

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees on a voluntary basis.

Operating and Other Expenses

Total operating expenses increased 56.2% to $4.8 million in the three months ended December 31, 2013, from $3.1 million in the prior comparable period. The increase is due to increases in all expense categories due to management of seven additional mutual funds for the full three-month period ended December 31, 2013 compared to only two months for the period ended December 31, 2012. As a percentage of total revenue, total operating expenses decreased 4.8% to 61.2% in the three months ended December 31, 2013, as compared to 66.0% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 25.4% to $1.8 million in the three months ended December 31, 2013, from $1.4 million in the prior comparable period. The increase is primarily due to new employees hired to manage and support the Hennessy Funds and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits decreased 7.7% to 22.3% for the three months ended December 31, 2013, compared to 30.0% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 55.5% to $1.05 million in the three months ended December 31, 2013, from $0.7 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, public relations and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 1.0% to 13.3% in the three months ended December 31, 2013, from 14.3% in the prior comparable period.

Mutual Fund Distribution Expenses: Mutual fund distribution expenses increased 113.8% to $0.6 million in the three months ended December 31, 2013, from $0.3 million in the prior comparable period. As a percentage of total revenue, distribution expense increased 1.5% to 7.2% for the three months ended December 31, 2013, compared to 5.7% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the three months ended December 31, 2013, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution fees) increased by over 100% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 96.2% to $1.4 million in the three months ended December 31, 2013, from $0.7 million in the prior comparable period. The increase is a result of the addition of three new sub-advised Hennessy Funds for the full three-month period ended December 31, 2013 compared to only two months for the period ended December 31, 2012: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. As a percentage of total revenue, sub-advisor fee expense increased 2.5% to 17.6% for the three months ended December 31, 2013, compared to 15.1% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 57.9% to $0.06 million in the three months ended December 31, 2013, from $0.04 million in the prior comparable period. The increase is partially a result of $0.01 million in additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the three-month period ended December 31, 2013 compared to the three-month period ended December 31, 2012. As a percentage of total revenue, amortization and depreciation expense decreased 0.1% to 0.8% for the three months ended December 31, 2013, compared to 0.9% in the prior comparable period.

Interest Expense: Interest expense increased by 78.3% from the prior comparable period due to a loan amendment adding a net amount of $13.3 million to the principal loan balance since the prior comparable period. The increased principal amount was used to fund the contingent payment for the purchase of assets related to the management of the FBR Funds. As a percentage of total revenue, interest expense increased 0.2% to 3.1% for the three months ended December 31, 2013, compared to 2.9% in the prior comparable period.

Other Expense: Other expense decreased by 100% from an expense of $0.1 million in the three-month period ended December 31, 2012. The decreased expense is due to the realized loss of $0.1 million on the sale of an available for sale security on December 14, 2012. As a percentage of total revenue, other expense decreased 2.3% to 0% for the three months ended December 31, 2013 compared to 2.3% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 134.9% to $1.4 million in the three months ended December 31, 2013, from $0.6 million in the prior comparable period. This change is due to increased income before income tax expense in the current period, as well the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”) in the current period. As a percentage of total revenue, income tax expense increased 5.0% to 17.3% for the three months ended December 31, 2013, compared to 12.3% in the prior comparable period.

Net Income

Net income increased by 89.7% to $1.5 million in the three months ended December 31, 2013, from $0.8 million in the prior comparable period, as a result of the factors discussed above. Net income for the period ended December 31, 2013 was negatively impacted by a one-time tax charge of $0.23 million or $0.04 per diluted share. This one-time tax charge was a true-up of the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expense under Section 162(m) of the Code.

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

Our operating revenue consists of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting investors in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the FASB guidance on revenue recognition, we recognize fee revenue monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management contracts we have purchased are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles - Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis to determine if a triggering event has occurred is conducted quarterly and coincides with our quarterly and annual financial reporting. In the past, an analysis has been completed at least annually. However, amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” permit an entity to first assess qualitative factors to determine whether it is more-likely-than- not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the annual quantitative impairment test, which may allow us to perform our analysis less frequently in the future.

In conducting the impairment analysis, future revenue is calculated as a percent of assets under management based on our existing management contracts with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenue and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenue and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future 15 years, and the value developed for the periods beyond the 15-year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to average in the 12% range, as evidenced by annual S&P returns from 1926 to 2013. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future 15 years in response to market appreciation.

We engaged an independent valuation firm to assist us in our measurement and evaluation of the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenue exceeds projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2013. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management contracts purchased may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of December 31, 2013, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $62.5 million as of December 31, 2013.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2013 were $4.48 billion, which was an increase of $1.5 billion, or 48.2%, from December 31, 2012. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets and management contracts purchased totaled $62.7 million as of December 31, 2013. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2013, we had cash and cash equivalents of $3.03 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31,
	2013	2012
	(unaudited, in thousands)
Cash flow data:
Operating cash flows	$1,483	$(115)
Investing cash flows	(19,193)	(19,603)
Financing cash flows	12,331	15,915

Net decrease in cash and cash equivalents	$(5,379)	$(3,803)

The increase in cash provided by operating activities of $1.6 million is due to the effects of the purchase of assets related to the management of the FBR Funds, which increased net income.

The decrease in cash used in investing activities of $0.4 million is due to the payment related to the purchase of assets related to the management of the FBR Funds being less in the current period, partly offset by the proceeds related to the liquidation of the available for sale investment.

The decrease in cash provided by financing activities of $3.6 million is due to the increase in the principal amount of our loan agreement to finance the contingent payment for the purchase of assets related to the management of the FBR Funds being less in the current period than the increase in the principal amount of our loan agreement to finance the initial payment for the purchase of assets related to the management of the FBR Funds in the period ended December 31, 2012.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of December 31, 2013. As of December 31, 2013, we had $29.5 million outstanding under our bank loan.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2013, filed on January 30, 2014, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: January 30, 2014	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2013, filed on January 30, 2014, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.