Form 10-Q
period 2014-03-31
HENNESSY ADVISORS INC
filed 2014-05-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 001-36423

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

As of April 24, 2014, there were 5,909,818 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2014	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,101	$8,406
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	2,928	2,402
Prepaid expenses	245	269
Deferred income tax asset	142	162
Other accounts receivable	407	436

Total current assets	7,830	11,682

Property and equipment, net of accumulated depreciation of $519 and $438, respectively	250	258
Management contracts	62,489	62,431
Other assets, net of accumulated amortization of $199 and $159, respectively	433	363

Total assets	$71,002	$74,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,931	$3,085
Income taxes payable	4	44
Deferred rent	—	32
Current portion of long-term debt	3,750	1,840
Current portion of payment due on purchase of management contracts	—	7,468

Total current liabilities	6,685	12,469

Long-term debt, net of current portion	24,847	15,027
Long-term portion of payment due on purchase of management contracts	—	11,626
Deferred income tax liability	6,695	5,825

Total liabilities	38,227	44,947

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
5,909,818 shares issued and outstanding at March 31, 2014 and 5,898,756 at September 30, 2013	10,140	9,948
Retained earnings	22,635	19,839

Total stockholders’ equity	32,775	29,787

Total liabilities and stockholders’ equity	$71,002	$74,734

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2014	2013	2014	2013
Revenue
Investment advisory fees	$8,083	$5,726	$15,776	$10,215
Shareholder service fees	227	221	455	435

Total revenue	8,310	5,947	16,231	10,650
Operating expenses
Compensation and benefits	1,877	1,850	3,647	3,262
General and administrative	1,207	698	2,255	1,372
Mutual fund distribution	523	351	1,096	619
Sub-advisor fees	1,464	950	2,859	1,661
Amortization and depreciation	60	45	120	83

Total operating expenses	5,131	3,894	9,977	6,997

Operating income	3,179	2,053	6,254	3,653
Interest expense	286	179	532	317
Other expense (income), net	(1)	(1)	(1)	109

Income before income tax expense	2,894	1,875	5,723	3,227
Income tax expense	1,135	758	2,507	1,342

Net income	$1,759	$1,117	$3,216	$1,885

Earnings per share:
Basic	$0.31	$0.20	$0.55	$0.33

Diluted	$0.30	$0.20	$0.55	$0.33

Weighted average shares outstanding:
Basic	5,724,821	5,714,559	5,816,649	5,757,333

Diluted	5,805,340	5,714,559	5,893,427	5,757,333

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2014

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2013	5,898,756	$9,948	$19,839	$29,787
Net income	—	—	3,216	3,216
Dividends paid	—	—	(420)	(420)
Employee stock options exercised	11,062	74	—	74
Deferred restricted stock unit compensation	—	96	—	96
Tax effect of stock option exercises	—	22	—	22

Balance at March 31, 2014	5,909,818	$10,140	$22,635	$32,775

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,216	$1,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	83
Deferred income taxes	890	681
Tax effect from restricted stock units and stock options	22	289
Restricted stock units repurchased for employee tax withholding	—	(1)
Deferred restricted stock unit compensation	96	3
Realized loss on liquidation of available for sale security	—	108
(Increase) decrease in operating assets:
Investment fee income receivable	(526)	(1,474)
Prepaid expenses	24	(570)
Other accounts receivable	29	(237)
Other assets	42	1
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(154)	1,141
Income taxes payable	(40)	(48)
Deferred rent	(32)	(24)

Net cash provided by operating activities	3,687	1,837

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(72)	(145)
Payments related to acquisition of management contracts	(19,152)	(19,960)
Proceeds on liquidation of available for sale security	—	404

Net cash used in investing activities	(19,224)	(19,701)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(1,556)	(665)
Proceeds from amended bank loan	13,287	16,525
Loan fee payments and other acquisition costs related to amended bank loan	(153)	(224)
Proceeds from exercise of employee stock options	74	4
Dividend payments	(420)	(361)

Net cash provided by financing activities	11,232	15,279

Net decrease in cash and cash equivalents	(4,305)	(2,585)
Cash and cash equivalents at the beginning of the period	8,406	8,730

Cash and cash equivalents at the end of the period	$4,101	$6,145

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,593	$984

Interest	$491	$261

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2014, the Company’s operating results for the three and six months ended March 31, 2014, and the Company’s cash flows for the six months ended March 31, 2014. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from all of the Hennessy Funds through portfolio management of the Hennessy Funds. The Company earns shareholder service fees from some of the Hennessy Funds by assisting investors in such funds in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

The Company waives fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income and reduce the amount of advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of March 31, 2014, the Company has never voluntarily waived fees and has no current intention to voluntarily waive fees.

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

The contingent payment due under the Asset Purchase Agreement was determined to be $19,193,595 as of October 28, 2013. The amount of the liability was booked as of September 30, 2013 because it was measurable. The contingent payment was funded in part with $13,286,666 of debt proceeds that were obtained pursuant to an amendment of the Company’s then-existing loan agreement with U.S. Bank National Association that allowed the Company to borrow such amount, with the remainder of the payment being funded out of available cash. Of the $13,286,666 of debt proceeds, $11,625,883 was shown as a long-term liability on the balance sheet as of September 30, 2013 because it was funded by U.S. Bank National Association on a long-term basis. During the six months ended March 31, 2014, additional transaction costs related to the purchase in the amount of $58,232 were capitalized.

Management contracts balance at September 30, 2013 (inclusive of a contingent purchase price for assets related to management of the former FBR Funds of $19,193,595)	$62,431,018
Capitalized transaction costs in the six months ended March 31, 2014	58,232

Management contracts balance at March 31, 2014	$62,489,250

Contingent purchase price payment allocation at September 30, 2013
Current portion	$7,567,712
Long-term portion	11,625,883

Total contingent purchase price	$19,193,595

In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of March 31, 2014, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of March 31, 2014.

(3) Investment Advisory Agreements

Effective February 28, 2014, the Hennessy Funds completed an internal reorganization that resulted in all sixteen Hennessy Funds being a series of Hennessy Funds Trust, a Delaware statutory trust. Prior to the reorganization, (i) each of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund and the Hennessy Cornerstone Value Fund was a series of Hennessy Mutual Funds, Inc., (ii) each of the Hennessy Total Return Fund and the Hennessy Balanced Fund was a series of The Hennessy Funds, Inc., (iii) each of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund was a series of Hennessy SPARX Funds Trust and (iv) each of the remaining nine Hennessy Funds was already a series of Hennessy Funds Trust. As a result of the reorganization, the Company now has management contracts only with Hennessy Funds Trust. Pursuant to these management contracts, the Company provides investment advisory services to all classes of the sixteen Hennessy Funds.

The management contracts must be renewed annually by (i) the Board of Trustees of Hennessy Funds Trust or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) by the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds, except that the management contract for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund has an initial period of two years, which commenced on February 28, 2014, to be renewed annually thereafter. If the management contracts are not renewed as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the management contracts with the sixteen Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective Hennessy Fund’s average daily net assets.

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund with the same asset management companies that managed such Hennessy Funds prior to the Company’s purchase of the assets related to the management of such funds. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the Board of Trustees of Hennessy Funds Trust. The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts, except that the sub-advisory agreement for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund have an initial period of two years, which commenced on February 28, 2014, to be renewed annually thereafter.

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

The amended and restated loan as of October 26, 2012 was considered “substantially different” from the original loan per the conditions set forth in Emerging Issues Task Force (EITF) 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The Company did an evaluation of the debt modification under EITF 96-19 and determined that the financial impact of the modification on the prior principal was not material to the overall financial statements and accordingly no adjustment was made. The amendment to the loan as of November 1, 2013 was not considered “substantially different” from the original loan and therefore an evaluation under EITF 96-19 was not necessary.

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance with the loan covenants as of March 31, 2014 and September 30, 2013.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $376,226. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the six-month periods ended March 31, 2014 and 2013 was $40,079 and $20,719, respectively. The unamortized balance of the loan fees was $309,941 as of March 31, 2014.

(6) Income Taxes

The provision for income taxes was comprised of the following for the six months ended March 31, 2014 and 2013:

	3/31/2014	3/31/2013
Current
Federal	$1,263,300	$574,600
State	364,500	85,100

	1,627,800	659,700

Deferred
Federal	735,300	540,600
State	143,900	141,100

	879,200	681,700

Total	$2,507,000	$1,341,400

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2014 and September 30, 2013 are presented below:

	3/31/2014	9/30/2013
Current deferred tax assets:
Accrued compensation	$26,800	$19,900
Deferred rent	—	12,600
Capital loss carryforward	10,600	110,400
State taxes	114,700	129,300

Gross deferred tax assets	152,100	272,200
Less: disallowed capital loss	(10,600)	(110,400)

Net deferred tax assets	141,500	161,800

Noncurrent deferred tax liabilities:
Stock based compensation	38,100	—
Property and equipment	(39,600)	(46,000)
Management contracts	(6,693,900)	(5,779,000)

Total deferred tax liabilities	(6,695,400)	(5,825,000)

Net deferred tax liabilities	$(6,553,900)	$(5,663,200)

The Company’s effective tax rates for the six months ended March 31, 2014 and 2013 were 43.80% and 41.56%, respectively, and differ from the federal statutory rate of 34% for the following principal reasons:

	3/31/2014	3/31/2013
Federal tax at statutory rate	34.00%	34.00%
True-up of prior year’s tax provision	3.64%	0.00%
State tax at statutory rate	5.83%	5.83%
Permanent differences	0.33%	0.38%
Disallowed capital loss	0.00%	1.35%

Effective Tax Rate	43.80%	41.56%

The effective tax rate, which is normally about 40%, was higher for the period ended March 31, 2014 as a result of a one-time tax charge to true-up the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended. The effective tax rate was higher for the period ended March 31, 2013 due to a disallowed capital loss carryforward created by a realized loss on the sale of the available for sale investment.

(7) Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the six months ended March 31, 2014. There were 207,006 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the six months ended March 31, 2013 because they were anti-dilutive.

Quarterly cash dividends of $0.03125 and $0.04 per share, respectively, were paid on December 9, 2013 to shareholders of record as of November 15, 2013 and on March 10, 2014 to shareholders of record as of February 14, 2014.

(8) Stock-Based Compensation

Effective January 17, 2013, the Company established, and the Company’s shareholders approved, the 2013 Omnibus Incentive Plan providing for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, outside directors and advisors and increasing shareholder value. The 2013 Omnibus Incentive Plan replaced the 2001 Omnibus Plan that the Company had previously adopted and had in place. On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”), pursuant to which amounts that a Plan participant is entitled to receive with respect to certain types of awards were increased as compared to the limitations included in the 2013 Omnibus Incentive Plan. The maximum number of shares that may be issued under the Plan is 50% of the number of outstanding shares of common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors of the Company upon the occurrence of certain events. The number of shares of common stock subject to awards that remain outstanding under the 2001 Omnibus Plan reduces the number of shares available for issuance under the Plan. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan that are not awarded in one particular year may be awarded in subsequent years.

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted under the Plan or the 2001 Omnibus Plan during the six months ended March 31, 2014 and 2013, respectively.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 32,800 RSUs granted during the six months ended March 31, 2014 under the Plan and none granted during the six months ended March 31, 2013 under the 2001 Omnibus Plan. RSU activity for the six months ended March 31, 2014 was as follows:

	Restricted Stock Unit Activity
	Six Months Ended March 31, 2014
		Weighted
		Fair Value
	Number of Restricted	Per Share
	Share Units	Each Date
Non-vested Balance at September 30, 2013	59,375	$8.61
Granted	32,800	9.22
Vested (1)	(11,050)	8.74
Forfeited	(1,500)	9.01

Non-vested Balance at March 31, 2014	79,625	$8.84

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were no shares of common stock issued for restricted stock units vested in the six months ended March 31, 2014.

Restricted Stock Unit Compensation
Six Months Ended March 31, 2014
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,952
Compensation expense recognized through March 31, 2014	(2,252)

Unrecognized compensation expense related to RSU’s at March 31, 2014	$700

As of March 31, 2014, there was $0.7 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.5 years.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter. The Company also has leased office space under a single non-cancelable operating sub-lease at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110. The sub-lease expires on January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated. There were no other commitments or contingencies as of March 31, 2014.

As of March 31, 2014, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

(10) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of March 31, 2014:

	Fair Value Measurements at Reporting Date
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$2,470	$—	$—	$2,470
Mutual fund investments	7	—	—	7

Total	$2,477	$—	$—	$2,477

Amounts included in:
Cash and cash equivalents	$2,470	$—	$—	$2,470
Investments in marketable securities	7	—	—	7

Total	$2,477	$—	$—	$2,477

(11) New Accounting Pronouncements

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and may allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2014.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended March 31, 2014 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market and others, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, uncertainties regarding economic stabilization and improvement remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high quality customer service to investors.

The success of our strategies to address the challenges of the current economic and regulatory environments may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K. Statements regarding such strategies and the following subjects are forward-looking by their nature:

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

Overview

Our primary operating activity is providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of the fund’s shares, general market conditions and the success of our marketing and sales efforts. For the three-month period ended March 31, 2014, our average assets under management were $4.62 billion, an increase of 43.2% or $1.39 billion versus the prior comparable period. For the six-month period ended March 31, 2014, our average assets under management were $4.44 billion, an increase of 56.5% or $1.60 billion versus the prior comparable period.

Total assets under management as of March 31, 2014 were $4.77 billion, an increase of 40.2%, or $1.37 billion, versus the prior comparable period. Growth in assets under management over the past year was due to both strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds.

The following table illustrates the changes in total assets under management from March 31, 2013 through March 31, 2014:

	Total Assets Under Management
	At Each Quarter End, March 31, 2013 through March 31, 2014
	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014
	(In Thousands)
Beginning assets under management	$3,024,068	$3,406,426	$3,593,673	$4,034,181	$4,480,322
Organic inflows	312,272	478,377	494,665	378,057	553,204
Redemptions	(297,363)	(345,921)	(267,770)	(235,723)	(329,274)
Market appreciation (depreciation)	367,449	54,791	213,613	303,807	69,977

Ending assets under management	$3,406,426	$3,593,673	$4,034,181	$4,480,322	$4,774,229

A portion of our expenses are fixed, and historically they have varied only minimally. As a result, substantial fluctuations in our revenue can impact our net income from period to period.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2014, this asset had a net balance of $62.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2014, this liability had a balance of $28.6 million.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
		2014	2013
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$8,083	97.3%	$5,726	96.3%
Shareholder service fees	227	2.7	221	3.7

Total revenue	8,310	100.0	5,947	100.0

Operating expenses:
Compensation and benefits	1,877	22.6	1,850	31.1
General and administrative	1,207	14.5	698	11.7
Mutual fund distribution	523	6.3	351	5.9
Sub-advisor fees	1,464	17.6	950	16.0
Amortization and depreciation	60	0.7	45	0.8

Total operating expenses	5,131	61.7	3,894	65.5

Operating income	3,179	38.3	2,053	34.5
Interest expense	286	3.4	179	3.0
Other income, net	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	2,894	34.9	1,875	31.5
Income tax expense	1,135	13.7	758	12.7

Net income	$1,759	21.2%	$1,117	18.8%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 39.7% from the prior comparable period to $8.3 million in the three months ended March 31, 2014, due to increased average assets under management. Investment advisory fees increased 41.2% from the prior comparable period to $8.1 million in the three months ended March 31, 2014, and shareholder service fees increased 2.7% from the prior comparable period to $0.2 million in the three months ended March 31, 2014. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets of the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the three months ended March 31, 2014 increased by $1.39 billion, or 43.2%, to $4.62 billion from $3.23 billion in the prior comparable period due to strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the three months ended March 31, 2014 were the Hennessy Focus Fund, with $1.46 billion, and the Hennessy Gas Utility Index Fund, with $1.38 billion. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets; however, the Company pays a sub-advisory fee of 0.29% to the fund’s sub-advisor, which reduces the net impact to the Company’s financial operations. The Hennessy Gas Utility Index Fund generates revenue at a rate of 0.40% of average daily net assets.

Total assets under management at March 31, 2014 were $4.77 billion, an increase of $1.37 billion, or 40.2%, from $3.40 billion as of the end of the prior comparable period. The increase in net assets is attributable to strong net purchases into the Hennessy Funds of $726 million and to strong market and investment appreciation of $642 million. Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the three-month period ended March 31, 2013 to 2.4% per month during the three-month period ended March 31, 2014, which may indicate that investor hold times in the Hennessy Funds have increased from period to period.

During the three months ended March 31, 2014, purchases of the Hennessy Funds outpaced redemptions of the Hennessy Funds and net inflows were $224 million. Additionally, there was market appreciation of $70 million.

The markets and the U.S. economy continue to show positive momentum, and we believe the inflows we have seen signal that investors are beginning to return to the equity markets after many years of investing in fixed income products. We remain confident in the fundamentals of Corporate America. Corporate profits continue to be at record high levels, and balance sheets remain strong. If investors remain on this current path, we expect to see the recent success of the stock market continue.

We believe net asset flows of over $726 million into the Hennessy Funds during the period from March 31, 2013 to March 31, 2014 were due, among other factors, to the following:

•	As of March 31, 2014, all sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the three months ended March 31, 2014 were led by the Hennessy Gas Utility Index Fund ($184 million), the Hennessy Focus Fund ($85 million) and the Hennessy Large Cap Financial Fund ($10 million).

•	The Hennessy Gas Utility Index Fund was named the 2014 Lipper Winner for 3- and 5-year risk-adjusted performance. 2014 marks the third consecutive year that the Fund has received both 3- and 5-year performance awards.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program;

•	a comprehensive and consistent marketing and communications program targeted to over 100,000 financial advisors and to retail clients and prospects;

•	expanding relationships with nearly 15,000 registered investment advisors and over 260,000 investors nationwide;

•	a team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

	Expense Ratio Limitation	Expenses Waived for the Three-Months Ended March 31, 2014
Fund	(as a % of fund assets)	(in $)
Investor Class Shares
Hennessy Focus Fund*	1.95%	$—
Hennessy Cornerstone Large Growth Fund	1.30%	—
Hennessy Equity and Income Fund*	1.08%	5,333
Hennessy Core Bond Fund*	1.05%	11,709
Hennessy Gas Utility Index Fund*	0.85%	—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Large Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	12,330
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund*	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	10,528
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	2,985
	Total	$42,885

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees on a voluntary basis.

Operating and Other Expenses

Total operating expenses increased 31.8% to $5.1 million in the three months ended March 31, 2014, from $3.9 million in the prior comparable period. The increase is due to increases in all expense categories. As a percentage of total revenue, total operating expenses decreased 3.8% to 61.7% in the three months ended March 31, 2014, as compared to 65.5% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 1.5% to $1.88 million in the three months ended March 31, 2014, from $1.85 million in the prior comparable period. The increase is primarily due to new employees hired to manage and support the Hennessy Funds and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits expense decreased 8.5% to 22.6% for the three months ended March 31, 2014, compared to 31.1% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 72.9% to $1.2 million in the three months ended March 31, 2014, from $0.7 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, public relations and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense increased 2.8% to 14.5% in the three months ended March 31, 2014, from 11.7% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 49.0% to $0.5 million in the three months ended March 31, 2014, from $0.4 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 0.4% to 6.3% for the three months ended March 31, 2014, compared to 5.9% in the prior comparable period.

Mutual fund distribution expenses consist of fees paid for the Hennessy Funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those consumers with a single statement of investments and a single source for mutual fund information and customer service. When the Hennessy Funds are purchased through one of these platforms, the platform typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the net asset values of the Hennessy Funds held on the platforms, which can be affected by inflows, outflows and market performance.

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the three months ended March 31, 2014, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution expense) increased by over 50% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 54.1% to $1.5 million in the three months ended March 31, 2014, from $1.0 million in the prior comparable period. The increase is a result of the increase in average assets under management due to net inflows into the sub-advised Hennessy Funds and market appreciation in the portfolio securities held by the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 1.6% to 17.6% for the three months ended March 31, 2014, compared to 16.0% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 33.3% to $0.06 million in the three months ended March 31, 2014, from $0.05 million in the prior comparable period. The increase is partially a result of $0.01 million in additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the three months ended March 31, 2014 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.1% to 0.7% for the three months ended March 31, 2014, compared to 0.8% in the prior comparable period.

Interest Expense: Interest expense increased 59.8% to $0.3 million in the three months ended March 31, 2014, from $0.2 million in the prior comparable period. The increase is due to a loan amendment adding a net amount of $13.3 million to the principal loan balance. The increased principal amount was used to fund the contingent payment for the purchase of assets related to the management of the FBR Funds. As a percentage of total revenue, interest expense increased 0.4% to 3.4% for the three months ended March 31, 2014, compared to 3.0% in the prior comparable period.

Other Income, net: Other income remained unchanged at $0.001 million in the three months ended March 31, 2014 and March 31, 2013. As a percentage of total revenue, other income remained unchanged at 0.0% for the three months ended March 31, 2014 compared to the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 49.7% to $1.1 million in the three months ended March 31, 2014, from $0.8 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 1.0% to 13.7% for the three months ended March 31, 2014, compared to 12.7% in the prior comparable period.

Net Income

Net income increased by 57.5% to $1.8 million in the three months ended March 31, 2014, from $1.1 million in the prior comparable period, as a result of the factors discussed above.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

The following table sets forth items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2014 and 2013:

	Six Months Ended March 31,
		2014	2013
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$15,776	97.2%	$10,215	95.9%
Shareholder service fees	455	2.8	435	4.1

Total revenue	16,231	100.0	10,650	100.0

Operating expenses:
Compensation and benefits	3,647	22.5	3,262	30.6
General and administrative	2,255	13.9	1,372	12.9
Mutual fund distribution	1,096	6.8	619	5.8
Sub-advisor fees	2,859	17.6	1,661	15.6
Amortization and depreciation	120	0.7	83	0.8

Total operating expenses	9,977	61.5	6,997	65.7

Operating income	6,254	38.5	3,653	34.3
Interest expense	532	3.3	317	3.0
Other expense (income), net	(1)	(0.0)	109	1.0

Income before income tax expense	5,723	35.2	3,227	30.3
Income tax expense	2,507	15.4	1,342	12.6

Net income	$3,216	19.8%	$1,885	17.7%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 52.4% from the prior comparable period to $16.2 million in the six months ended March 31, 2014, due to increased average assets under management. Investment advisory fees increased 54.4% from the prior comparable period to $15.8 million in the six months ended March 31, 2014, and shareholder service fees increased 4.6% from the prior comparable period to $0.5 million in the six months ended March 31, 2014. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets of the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the six months ended March 31, 2014 increased by $1.60 billion, or 56.5%, to $4.44 billion from $2.84 billion in the prior comparable period. The increase is due primarily to strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds, but is augmented by our purchase of assets related to the management of the FBR Funds on October 26, 2012.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the six months ended March 31, 2014 were the Hennessy Focus Fund, with $1.40 billion, and the Hennessy Gas Utility Index Fund, with $1.28 billion. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets; however, the Company pays a sub-advisory fee of 0.29% to the fund’s sub-advisor, which reduces the net impact to the Company’s financial operations. The Hennessy Gas Utility Index Fund generates revenue at a rate of 0.40% of average daily net assets.

Total assets under management at March 31, 2014 were $4.77 billion, an increase of $1.37 billion, or 40.2%, from $3.40 billion as of the end of the prior comparable period. The increase in net assets is attributable to strong net purchases into the Hennessy Funds of $726 million and to strong market and investment appreciation of $642 million. Redemptions as a percentage of assets under management decreased from an average of 3.6% per month during the six-month period ended March 31, 2013 to 2.1% per month during the six-month period ended March 31, 2014, which may indicate that investor hold times in the Hennessy Funds have increased from period to period.

During the six months ended March 31, 2014, purchases of the Hennessy Funds outpaced redemptions of the Hennessy Funds and net inflows were $366 million. Additionally, there was market appreciation of $374 million.

The markets and the U.S. economy continue to show positive momentum, and we believe the inflows we have seen signal that investors are beginning to return to the equity markets after many years of investing in fixed income products. We remain confident in the fundamentals of Corporate America. Corporate profits continue to be at record high levels, and balance sheets remain strong. If investors remain on this current path, we expect to see the recent success of the stock market continue.

We believe net asset flows of over $726 million into the Hennessy Funds during the period from March 31, 2013 to March 31, 2014 were due, among other factors, to the following:

•	As of March 31, 2014, all sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the six months ended March 31, 2014 were led by the Hennessy Gas Utility Index Fund ($265 million), the Hennessy Focus Fund ($165 million) and the Hennessy Japan Fund ($12 million).

•	The Hennessy Gas Utility Index Fund was named the 2014 Lipper Winner for 3- and 5-year risk-adjusted performance. 2014 marks the third consecutive year that the Fund has received both 3- and 5-year performance awards.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program;

•	a comprehensive and consistent marketing and communications program targeted to over 100,000 financial advisors and to retail clients and prospects;

•	expanding relationships with nearly 15,000 registered investment advisors and over 260,000 investors nationwide;

•	a team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

	Expense Ratio Limitation	Expenses Waived for the Six-Months Ended March 31, 2014
Fund	(as a % of fund assets)	(in $)
Investor Class Shares
Hennessy Focus Fund*	1.95%	$—
Hennessy Cornerstone Large Growth Fund	1.30%	—
Hennessy Equity and Income Fund*	1.08%	13,641
Hennessy Core Bond Fund*	1.05%	23,531
Hennessy Gas Utility Index Fund*	0.85%	—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Large Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	23,473
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund*	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	24,716
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	5,712
	Total	$91,073

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees on a voluntary basis.

Operating and Other Expenses

Total operating expenses increased 42.6% to $10.0 million in the six months ended March 31, 2014, from $7.0 million in the prior comparable period. The increase is due to increases in all expense categories. As a percentage of total revenue, total operating expenses decreased 4.2% to 61.5% in the six months ended March 31, 2014, as compared to 65.7% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 11.8% to $3.6 million in the six months ended March 31, 2014, from $3.3 million in the prior comparable period. The increase is primarily due to new employees hired to manage and support the Hennessy Funds and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits expense decreased 8.1% to 22.5% for the six months ended March 31, 2014, compared to 30.6% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 64.4% to $2.3 million in the six months ended March 31, 2014, from $1.4 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, public relations and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense increased 1.0% to 13.9% in the six months ended March 31, 2014, from 12.9% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 77.1% to $1.1 million in the six months ended March 31, 2014, from $0.6 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 1.0% to 6.8% for the six months ended March 31, 2014, compared to 5.8% in the prior comparable period.

Mutual fund distribution expenses consist of fees paid for the Hennessy Funds to be offered on various financial “platforms.” The platforms allow consumers to purchase shares from numerous mutual fund companies through a single location, which provides those consumers with a single statement of investments and a single source for mutual fund information and customer service. When the Hennessy Funds are purchased through one of these platforms, the platform typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. The fees increase or decrease in line with the net asset values of the Hennessy Funds held on the platforms, which can be affected by inflows, outflows and market performance.

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the six months ended March 31, 2014, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution expense) increased by over 75% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 72.1% to $2.9 million in the six months ended March 31, 2014, from $1.7 million in the prior comparable period. The increase is a result of the addition of three new sub-advised Hennessy Funds for the full six-month period ended March 31, 2014 compared to only five months for the period ended March 31, 2013: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. The increase is also a result of increased assets under management in the sub-advised Hennessy Funds due to net inflows into the sub-advised Hennessy Funds and market appreciation in the portfolio securities held by the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 2.0% to 17.6% for the six months ended March 31, 2014, compared to 15.6% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 44.6% to $0.1 million in the six months ended March 31, 2014, from $0.08 million in the prior comparable period. The increase is partially a result of $0.01 million in additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the six months ended March 31, 2014 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.1% to 0.7% for the six months ended March 31, 2014, compared to 0.8% in the prior comparable period.

Interest Expense: Interest expense increased 67.8% to $0.5 million in the six months ended March 31, 2014, from $0.3 million in the prior comparable period. The increase is due to a loan amendment adding a net amount of $13.3 million to the principal loan balance. The increased principal amount was used to fund the contingent payment for the purchase of assets related to the management of the FBR Funds. As a percentage of total revenue, interest expense increased 0.3% to 3.3% for the six months ended March 31, 2014, compared to 3.0% in the prior comparable period.

Other (Income) Expense: Other (income) expense decreased by 100% from an expense of $0.1 million in the six-month period ended March 31, 2013. The decreased expense is due to the realized loss of $0.1 million on the sale of an available for sale security on December 14, 2012. As a percentage of total revenue, other (income) expense decreased 1.0% to 0.0% for the six months ended March 31, 2014 compared to 1.0% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 86.8% to $2.5 million in the six months ended March 31, 2014, from $1.3 million in the prior comparable period. This change is due to increased income before income tax expense in the current period, as well the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”). As a percentage of total revenue, income tax expense increased 2.8% to 15.4% for the six months ended March 31, 2014, compared to 12.6% in the prior comparable period.

Net Income

Net income increased by 70.6% to $3.2 million in the six months ended March 31, 2014, from $1.9 million in the prior comparable period, as a result of the factors discussed above. Net income for the six-months ended March 31, 2014 was negatively impacted by a one-time tax charge of $0.23 million or $0.04 per diluted share. This one-time tax charge was a true-up of the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expense under Section 162(m) of the Code.

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

The management contracts we have purchased are considered intangible assets with an indefinite life. In June 2001, the Financial Accounting Standards Board issued the FASB guidance “Intangibles - Goodwill and Other.” It states that goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We fully implemented the provisions of the FASB guidance on October 1, 2002, at which time we ceased amortization of these intangible assets. Impairment analysis to determine if a triggering event has occurred is conducted quarterly and coincides with our quarterly and annual financial reporting. In the past, an analysis has been completed at least annually. However, amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” permit an entity to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the annual quantitative impairment test, which may allow us to perform our analysis less frequently in the future.

In conducting the impairment analysis, future revenue is calculated as a percent of assets under management based on our existing management contracts with the Hennessy Funds. The future expenses are based on projections of our current expenses, adjusted for changes in the assets under management. For example, variable expenses such as platform fees and sub-advisor fees grow in direct proportion with our assets under management. Other semi-variable expenses, such as office rent and professional services, grow at a rate slower than the growth in assets under management. Specifically, the projected revenue and expenses are based on assumptions about the growth of our assets under management. Since our management contracts have an indefinite life, the projections of revenue and expenses in theory are calculated into perpetuity. The actual values, however, were calculated over the future fifteen years, and the value developed for the periods beyond the fifteen-year forecast is reflected in the terminal value calculation. Ultimately, growth rates of equities over the long-term were used in estimating future rates, primarily based on the consistent tendency of returns to average in the 12% range, as evidenced by annual S&P returns from 1926 to 2013. In addition, studies have concluded that in general, flows into various mutual fund groups are highly correlated with market performance, which suggests the Hennessy Funds will average reasonable inflows over the future fifteen years in response to market appreciation.

We engaged an independent valuation firm to assist us in our measurement and evaluation of the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenue exceeds projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2013. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management contracts purchased may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of March 31, 2014, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $62.5 million as of March 31, 2014.

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

Total assets under management as of March 31, 2014 were $4.77 billion, which was an increase of $1.37 billion, or 40.2%, from March 31, 2013. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets and management contracts purchased totaled $62.7 million as of March 31, 2014. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2014, we had cash and cash equivalents of $4.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2014 and 2013:

	For the Six Months
	Ended March 31,
	(unaudited, in thousands)
	2014	2013
Cash flow data:
Operating cash flows	$3,687	$1,837
Investing cash flows	(19,224)	(19,701)
Financing cash flows	11,232	15,279

Net decrease in cash and cash equivalents	$(4,305)	$(2,585)

The increase in cash provided by operating activities of $1.9 million is due to an increase in assets under management, mainly due to strong net inflows into the Hennessy Funds and strong market appreciation in the portfolio securities held by the Hennessy Funds. The effects of the purchase of assets related to the management of the FBR Funds, which generated revenue for the full six months ended March 31, 2014 and only five of the six months ended March 31, 2013, also increased net income.

The decrease in cash used in investing activities of $0.5 million is tied to the payment related to the purchase of assets related to the management of the FBR Funds. Specifically, this payment was less in the current period, partly offset by the proceeds related to the liquidation of the available for sale investment.

The decrease in cash provided by financing activities of $4.0 million is due to the increase in the principal amount of our loan agreement to finance the contingent payment for the purchase of assets related to the management of the FBR Funds being less in the current period than the increase in the principal amount of our loan agreement to finance the initial payment for the purchase of assets related to the management of the FBR Funds in the period ended March 31, 2013. Due to the increase in the loan, we also have higher monthly principal payments in the current period as compared to the prior comparable period. See below for a discussion of the loan agreement.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of March 31, 2014. As of March 31, 2014, we had $28.6 million outstanding under our bank loan.

Recent Developments

As previously announced, at market open on April 28, 2014, our common stock began trading on The NASDAQ Capital Market LLC, under the stock symbol HNNA. Prior to April 28, 2014, our common stock traded on the OTC Bulletin Board under the same symbol.

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	Second Amended and Restated Employment Agreement, dated as of February 21, 21014, between Hennessy Advisors, Inc. and Neil J. Hennessy. (1)(2)

10.2	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan. (3)

10.3	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Teresa M. Nilsen. (1)(4)

10.4	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Daniel B. Steadman. (1)(4)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2014, filed on May 5, 2014, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Management contract or compensatory plan or agreement.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed February 21, 2014.
(3)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2014 (SEC File No. 000-49872) filed February 21, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed March 27, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 5, 2014	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1	Second Amended and Restated Employment Agreement, dated as of February 21, 21014, between Hennessy Advisors, Inc. and Neil J. Hennessy. (1)(2)

10.2	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan. (3)

10.3	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Teresa M. Nilsen. (1)(4)

10.4	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Daniel B. Steadman. (1)(4)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2014, filed on May 5, 2014, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Management contract or compensatory plan or agreement.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed February 21, 2014.
(3)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2014 (SEC File No. 000-49872) filed February 21, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed March 27, 2014.