Form 10-Q
period 2014-06-30
HENNESSY ADVISORS INC
filed 2014-08-06
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

(Registrant’s telephone number)

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

As of July 24, 2014, there were 6,000,338 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,498	$8,406
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	2,994	2,402
Prepaid expenses	182	269
Deferred income tax asset	231	162
Other accounts receivable	445	436

Total current assets	10,357	11,682

Property and equipment, net of accumulated depreciation of $535 and $438, respectively	218	258
Management contracts	62,489	62,431
Other assets, net of accumulated amortization of $220 and $159, respectively	637	363

Total assets	$73,701	$74,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,751	$3,085
Income taxes payable	—	44
Deferred rent	71	32
Current portion of long-term debt	3,750	1,840
Current portion of payment due on purchase of management contracts	—	7,468

Total current liabilities	7,572	12,469

Long-term debt, net of current portion	23,909	15,027
Long-term portion of payment due on purchase of management contracts	—	11,626
Deferred income tax liability	7,095	5,825

Total liabilities	38,576	44,947

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 6,000,338 shares issued and outstanding at June 30, 2014 and 5,898,756 at September 30, 2013	10,683	9,948
Retained earnings	24,442	19,839

Total stockholders’ equity	35,125	29,787

Total liabilities and stockholders’ equity	$73,701	$74,734

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2014	2013	2014	2013
Revenue
Investment advisory fees	$8,550	$6,276	$24,326	$16,491
Shareholder service fees	234	230	689	665

Total revenue	8,784	6,506	25,015	17,156

Operating expenses
Compensation and benefits	1,814	1,737	5,460	4,999
General and administrative	1,085	789	3,340	2,161
Mutual fund distribution	619	401	1,715	1,020
Sub-advisor fees	1,492	1,056	4,351	2,717
Amortization and depreciation	61	47	181	130

Total operating expenses	5,071	4,030	15,047	11,027

Operating income	3,713	2,476	9,968	6,129

Interest expense	280	177	812	494
Other expense (income), net	(1)	—	(1)	109

Income before income tax expense	3,434	2,299	9,157	5,526
Income tax expense	1,389	929	3,896	2,271

Net income	$2,045	$1,370	$5,261	$3,255

Earnings per share:
Basic	$0.35	$0.24	$0.90	$0.56

Diluted	$0.35	$0.24	$0.89	$0.56

Weighted average shares outstanding:
Basic	5,766,376	5,716,972	5,834,073	5,794,775

Diluted	5,821,722	5,720,926	5,881,556	5,794,775

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2014

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2013	5,898,756	$9,948	$19,839	$29,787
Net income	—	—	5,261	5,261
Dividends paid	—	—	(658)	(658)
Employee and director stock options exercised	177,566	1,258	—	1,258
Repurchase of employee and director stock options to pay for option exercise	(75,984)	(1,004)	—	(1,004)
Deferred restricted stock unit compensation	—	147	—	147
Tax effect of stock option exercises	—	334	—	334

Balance at June 30, 2014	6,000,338	$10,683	$24,442	$35,125

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,261	$3,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	130
Deferred income taxes	1,201	1,049
Tax effect from restricted stock units and stock options	334	300
Stock options repurchased for employee and director stock option exercise	(1,004)	—
Restricted stock units repurchased for employee tax withholding	—	(1)
Deferred restricted stock unit compensation	147	3
Realized loss on liquidation of available for sale security	—	108

(Increase) decrease in operating assets:
Investment fee income receivable	(592)	(1,506)
Prepaid expenses	87	(744)
Other accounts receivable	(9)	(358)
Other assets	(184)	(99)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	666	1,792
Income taxes payable	(44)	(48)
Deferred rent	39	(40)

Net cash provided by operating activities	6,083	3,841

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(79)	(198)
Payments related to acquisition of management contracts	(19,152)	(20,652)
Proceeds on liquidation of available for sale security	—	404

Net cash used in investing activities	(19,231)	(20,446)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(2,494)	(1,125)
Proceeds from amended bank loan	13,287	16,525
Loan fee payments and other acquisition costs related to amended bank loan	(153)	(224)
Proceeds from exercise of employee stock options	1,258	4
Dividend payments	(658)	(544)

Net cash provided by financing activities	11,240	14,636

Net decrease in cash and cash equivalents	(1,908)	(1,969)

Cash and cash equivalents at the beginning of the period	8,406	8,730

Cash and cash equivalents at the end of the period	$6,498	$6,761

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$2,546	$1,769

Interest	$777	$441

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2014, the Company’s operating results for the three and nine months ended June 30, 2014, and the Company’s cash flows for the nine months ended June 30, 2014. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from the Hennessy Funds by, among other things, managing the composition of each Hennessy Fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the applicable Hennessy Fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each applicable Hennessy Fund’s investment restrictions and applicable laws and regulations, overseeing service providers (including sub-advisors), maintaining an in-house public relations and marketing program for each of the Hennessy Funds, preparing and distributing regulatory reports, and overseeing distribution through third-party financial intermediaries. The Company earns shareholder service fees from some of the Hennessy Funds by, among other things, maintaining an “800” number that the current investors of such Hennessy Funds may call to ask questions about such Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

The Company waives fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income and reduce the amount of advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of June 30, 2014, the Company has never voluntarily waived fees and has no current intention to voluntarily waive fees.

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

The contingent payment due under the Asset Purchase Agreement was determined to be $19,193,595 as of October 28, 2013. The amount of the liability was booked as of September 30, 2013 because it was measurable. The contingent payment was funded in part with $13,286,666 of debt proceeds that were obtained pursuant to an amendment of the Company’s then-existing loan agreement with U.S. Bank National Association that allowed the Company to borrow such amount, with the remainder of the payment being funded out of available cash. Of the $13,286,666 of debt proceeds, $11,625,883 was shown as a long-term liability on the balance sheet as of September 30, 2013 because it was funded by U.S. Bank National Association on a long-term basis. During the nine months ended June 30, 2014, additional transaction costs related to the purchase in the amount of $58,232 were capitalized.

Management contracts balance at September 30, 2013 (inclusive of a contingent purchase price for assets related to management of the former FBR Funds of $19,193,595)	$62,431,018
Capitalized transaction costs in the nine months ended June 30, 2014	58,232

Management contracts balance at June 30, 2014	$62,489,250

Contingent purchase price payment allocation at September 30, 2013
Current portion	$7,567,712
Long-term portion	11,625,883

Total contingent purchase price	$19,193,595

In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of June 30, 2014, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of June 30, 2014.

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

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance with the loan covenants as of June 30, 2014 and September 30, 2013.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $376,226. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the nine-month periods ended June 30, 2014 and 2013 was $61,703 and $32,837, respectively. The unamortized balance of the loan fees was $288,317 as of June 30, 2014.

(6) Income Taxes

The provision for income taxes was comprised of the following for the nine months ended June 30, 2014 and 2013:

	6/30/2014	6/30/2013
Current
Federal	$2,113,900	$1,011,800
State	580,700	208,500

	2,694,600	1,220,300

Deferred
Federal	1,016,800	854,400
State	184,100	195,700

	1,200,900	1,050,100

Total	$3,895,500	$2,270,400

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June 30, 2014 and September 30, 2013 are presented below:

	6/30/2014	9/30/2013
Current deferred tax assets:
Accrued compensation	$23,900	$19,900
Deferred rent	28,300	12,600
Capital loss carryforward	10,600	110,400
State taxes	178,300	129,300

Gross deferred tax assets	241,100	272,200
Less: disallowed capital loss	(10,600)	(110,400)

Net deferred tax assets	230,500	161,800

Noncurrent deferred tax liabilities:
Stock based compensation	58,000	—
Property and equipment	(30,000)	(46,000)
Management contracts	(7,122,500)	(5,779,000)

Total deferred tax liabilities	(7,094,500)	(5,825,000)

Net deferred tax liabilities	$(6,864,000)	$(5,663,200)

The Company’s effective tax rates for the nine months ended June 30, 2014 and 2013 were 42.5% and 41.1%, respectively, and differ from the federal statutory rate of 34% for the following principal reasons:

	6/30/2014	6/30/2013
Federal tax at statutory rate	34.0%	34.0%
True-up of prior year’s tax provision	2.5%	(0.2)%
State tax at statutory rate	5.5%	5.8%
Permanent differences	0.4%	0.7%
Disallowed capital loss	0.1%	0.8%

Effective Tax Rate	42.5%	41.1%

The effective tax rate, which is normally about 40%, was higher for the period ended June 30, 2014 as a result of a one-time tax charge to true-up the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended. The effective tax rate was higher for the period ended June 30, 2013 due to a disallowed capital loss carryforward created by a realized loss on the sale of the available for sale investment.

(7) Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the nine months ended June 30, 2014. There were 193,505 common stock equivalents, consisting of unexercised options, excluded from the per share calculation for the nine months ended June 30, 2013 because they were anti-dilutive.

Quarterly cash dividends of $0.03125, $0.04, and $0.04 per share, respectively, were paid on December 9, 2013 to shareholders of record as of November 15, 2013, on March 10, 2014 to shareholders of record as of February 14, 2014, and on June 12, 2014 to shareholders of record as of May 20, 2014.

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted under the Plan or the 2001 Omnibus Plan during the nine months ended June 30, 2014 and 2013, respectively.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 32,800 RSUs granted during the nine months ended June 30, 2014 under the Plan and none granted during the nine months ended June 30, 2013 under the 2001 Omnibus Plan. RSU activity for the nine months ended June 30, 2014 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2014
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2013	59,375	$8.61
Granted	32,800	9.22
Vested (1)	(16,756)	8.77
Forfeited	(1,500)	9.01

Non-vested Balance at June 30, 2014	73,919	$8.84

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were no shares of common stock issued for restricted stock units vested in the nine months ended June 30, 2014.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2014
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$2,956
Compensation expense recognized through June 30, 2014	(2,303)

Unrecognized compensation expense related to RSU’s at June 30, 2014	$653

As of June 30, 2014, there was $0.7 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.2 years.

(9) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on June 30, 2017, with one five-year extension available thereafter. The Company also has leased office space under a single non-cancelable operating sub-lease at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110. The sub-lease expires on January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated. There were no other commitments or contingencies as of June 30, 2014.

As of June 30, 2014, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

(10) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of June 30, 2014:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$5,238	$—	$—	$5,238
Mutual fund investments	7	—	—	7

Total	$5,245	$—	$—	$5,245

Amounts included in:
Cash and cash equivalents	$5,238	$—	$—	$5,238
Investments in marketable securities	7	—	—	7

Total	$5,245	$—	$—	$5,245

(11) New Accounting Pronouncements

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and may allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2014.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2014 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

The success of our strategies to address the challenges of the current economic and regulatory environments may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013. Statements regarding such strategies and the following subjects are forward-looking by their nature:

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

Overview

Our primary operating activity is providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of the fund’s shares, general market conditions and the success of our marketing and sales efforts. For the three-month period ended June 30, 2014, our average assets under management were $5.01 billion, an increase of 40.3% or $1.44 billion versus the prior comparable period. For the nine-month period ended June 30, 2014, our average assets under management were $4.63 billion, an increase of 50.2% or $1.55 billion versus the prior comparable period.

Total assets under management as of June 30, 2014 were $5.38 billion, an increase of 49.7%, or $1.79 billion, from $3.59 billion as of the end of the prior comparable period. Growth in assets under management over the past year was due to both strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds.

The following table illustrates the changes in total assets under management from June 30, 2013 through June 30, 2014:

	Total Assets Under Management At Each Quarter End, June 30, 2013 through June 30, 2014
	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014
	(In Thousands)
Beginning assets under management	$3,406,426	$3,593,673	$4,034,181	$4,480,322	$4,774,229
Organic inflows	478,377	494,665	378,057	553,204	599,016
Redemptions	(345,921)	(267,770)	(235,723)	(329,274)	(320,580)
Market appreciation (depreciation)	54,791	213,613	303,807	69,977	328,166

Ending assets under management	$3,593,673	$4,034,181	$4,480,322	$4,774,229	$5,380,831

A portion of our expenses are fixed, and historically they have varied only minimally. As a result, substantial fluctuations in our revenue can impact our net income from period to period.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2014, this asset had a net balance of $62.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2014, this liability had a balance of $27.7 million.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
		2014	2013
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$8,550	97.3%	$6,276	96.5%
Shareholder service fees	234	2.7	230	3.5

Total revenue	8,784	100.0	6,506	100.0

Operating expenses:
Compensation and benefits	1,814	20.7	1,737	26.7
General and administrative	1,085	12.4	789	12.1
Mutual fund distribution	619	7.0	401	6.2
Sub-advisor fees	1,492	17.0	1,056	16.2
Amortization and depreciation	61	0.6	47	0.7

Total operating expenses	5,071	57.7	4,030	61.9

Operating income	3,713	42.3	2,476	38.1
Interest expense	280	3.2	177	2.7
Other income, net	(1)	(0.0)	—	—

Income before income tax expense	3,434	39.1	2,299	35.4
Income tax expense	1,389	15.8	929	14.3

Net income	$2,045	23.3%	$1,370	21.1%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 35.0% from the prior comparable period to $8.8 million in the three months ended June 30, 2014, due to increased average assets under management. Investment advisory fees increased 36.2% from the prior comparable period to $8.6 million in the three months ended June 30, 2014, and shareholder service fees increased 1.7% from the prior comparable period to $0.2 million in the three months ended June 30, 2014. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets of the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the three months ended June 30, 2014 increased by $1.44 billion, or 40.3%, to $5.01 billion from $3.57 billion in the prior comparable period due to strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the three months ended June 30, 2014 were the Hennessy Gas Utility Index Fund, with $1.75 billion, and the Hennessy Focus Fund, with $1.46 billion. The Hennessy Gas Utility Index Fund generates revenue at a rate of 0.40% of average daily net assets. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets; however, the Company pays a sub-advisory fee of 0.29% to the Fund’s sub-advisor, which reduces the net impact to the Company’s financial operations.

Total assets under management at June 30, 2014 were $5.38 billion, an increase of $1.79 billion, or 49.7%, from $3.59 billion as of the end of the prior comparable period. The increase in net assets is attributable to strong net purchases into the Hennessy Funds of $872 million and to strong market and investment appreciation of $915 million. Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the three-month period ended June 30, 2013 to 2.2% per month during the three-month period ended June 30, 2014, which may indicate that investor hold times in the Hennessy Funds have increased from period to period.

During the three months ended June 30, 2014, purchases of the Hennessy Funds outpaced redemptions of the Hennessy Funds and net inflows were $278 million. Additionally, there was market appreciation of $328 million.

The markets and the U.S. economy continue to show positive momentum, and we believe the inflows we have seen signal that investors are returning to the equity markets after many years of investing in fixed income products. If investors remain on this current path, we expect that the recent success of the U.S. stock market should continue. We are confident in the fundamentals of corporate America, and have seen corporate profits continuing to post record highs, with balance sheets remaining strong over the period. While we may see short-term volatility in the markets, we believe we will see moderate and reasonable returns over the long-run.

We believe net asset flows of $872 million into the Hennessy Funds during the period from June 30, 2013 to June 30, 2014 were due, among other factors, to the following:

•	As of June 30, 2014, all sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the three months ended June 30, 2014 were led by the Hennessy Gas Utility Index Fund ($307 million), the Hennessy Cornerstone Mid Cap 30 Fund ($35 million) and the Hennessy Equity and Income Fund ($20 million).

•	The Hennessy Gas Utility Index Fund was named the 2014 Lipper Winner for 3- and 5-year risk-adjusted performance. 2014 marks the third consecutive year that the Fund has received both 3- and 5-year performance awards.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program;

•	a comprehensive and consistent marketing and communications program targeted to over 120,000 financial advisors and to retail clients and prospects;

•	expanding relationships with nearly 15,000 registered investment advisors and over 260,000 investors nationwide;

•	a team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

22

The Company has contractual expense ratio limitations for the following Hennessy Funds:

Fund	Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the Three-Months Ended June 30, 2014 (in $)
Investor Class Shares
Hennessy Focus Fund*	1.95%	$—
Hennessy Cornerstone Large Growth Fund	1.30%	—
Hennessy Large Value Fund	1.30%	—
Hennessy Equity and Income Fund*	1.08%	181
Hennessy Core Bond Fund*	1.05%	11,331
Hennessy Gas Utility Index Fund*	0.85%	—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Large Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	13,351
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund*	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	12,783
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	2,474

Total		$40,120

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees on a voluntary basis.

Operating and Other Expenses

Total operating expenses increased 25.8% to $5.1 million in the three months ended June 30, 2014, from $4.0 million in the prior comparable period. The increase is due to increases in all expense categories. As a percentage of total revenue, total operating expenses decreased 4.2% to 57.7% in the three months ended June 30, 2014, as compared to 61.9% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 4.4% to $1.8 million in the three months ended June 30, 2014, from $1.7 million in the prior comparable period. The increase is primarily due to new employees hired to manage and support the Hennessy Funds and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits expense decreased 6.0% to 20.7% for the three months ended June 30, 2014, compared to 26.7% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 37.5% to $1.1 million in the three months ended June 30, 2014, from

$0.8 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense increased 0.3% to 12.4% in the three months ended June 30, 2014, from 12.1% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 54.4% to $0.6 million in the three months ended June 30, 2014, from $0.4 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 0.8% to 7.0% for the three months ended June 30, 2014, compared to 6.2% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the three months ended June 30, 2014, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution expense) increased by over 60% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 41.3% to $1.5 million in the three months ended June 30, 2014, from $1.1 million in the prior comparable period. The increase is a result of the increase in average assets under management due to net inflows into the sub-advised Hennessy Funds and market appreciation in the portfolio securities held by the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 0.8% to 17.0% for the three months ended June 30, 2014, compared to 16.2% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 29.8% to $0.06 million in the three months ended June 30, 2014, from $0.05 million in the prior comparable period. The increase is partially a result of $0.01 million in additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the three months ended June 30, 2014 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.1% to 0.6% for the three months ended June 30, 2014, compared to 0.7% in the prior comparable period.

Interest Expense: Interest expense increased 58.2% to $0.3 million in the three months ended June 30, 2014, from $0.2 million in the prior comparable period. The increase is due to a loan amendment adding a net amount of $13.3 million to the principal loan balance. The increased principal amount was used to fund the contingent payment for the purchase of assets related to the management of the FBR Funds. As a percentage of total revenue, interest expense increased 0.5% to 3.2% for the three months ended June 30, 2014, compared to 2.7% in the prior comparable period.

Other Income, net: Other income increased $0.001 million in the three months ended June 30, 2014 from $0.0 million in the prior comparable period. As a percentage of total revenue, other income remained unchanged at 0.0% for the three months ended June 30, 2014, compared to the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 49.5% to $1.4 million in the three months ended June 30, 2014, from $0.9 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 1.5% to 15.8% for the three months ended June 30, 2014, compared to 14.3% in the prior comparable period.

Net Income

Net income increased by 49.3% to $2.0 million in the three months ended June 30, 2014, from $1.4 million in the prior comparable period, as a result of the factors discussed above.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

The following table sets forth items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30,
		2014	2013
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$24,326	97.2%	$16,491	96.1%
Shareholder service fees	689	2.8	665	3.9

Total revenue	25,015	100.0	17,156	100.0

Operating expenses:
Compensation and benefits	5,460	21.8	4,999	29.1
General and administrative	3,340	13.4	2,161	12.6
Mutual fund distribution	1,715	6.9	1,020	5.9
Sub-advisor fees	4,351	17.4	2,717	15.8
Amortization and depreciation	181	0.7	130	0.9

Total operating expenses	15,047	60.2	11,027	64.3

Operating income	9,968	39.8	6,129	35.7
Interest expense	812	3.2	494	2.9
Other expense (income), net	(1)	(0.0)	109	0.6

Income before income tax expense	9,157	36.6	5,526	32.2
Income tax expense	3,896	15.6	2,271	13.2

Net income	$5,261	21.0%	$3,255	19.0%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 45.8% from the prior comparable period to $25.0 million in the nine months ended June 30, 2014, due to increased average assets under management. Investment advisory fees increased 47.5% from the prior comparable period to $24.3 million in the nine months ended June 30, 2014, and shareholder service fees increased 3.6% from the prior comparable period to $0.7 million in the nine months ended June 30, 2014. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets of the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the nine months ended June 30, 2014 increased by $1.55 billion, or 50.2%, to $4.63 billion from $3.08 billion in the prior comparable period. The increase is due primarily to strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds, but is augmented by our purchase of assets related to the management of the FBR Funds on October 26, 2012.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the nine months ended June 30, 2014 were the Hennessy Gas Utility Index Fund, with $1.44 billion, and the Hennessy Focus Fund, with $1.42 billion. The Hennessy Gas Utility Index Fund generates revenue at a rate of 0.40% of average daily net assets. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets; however, the Company pays a sub-advisory fee of 0.29% to the Fund’s sub-advisor, which reduces the net impact to the Company’s financial operations.

Total assets under management at June 30, 2014 were $5.38 billion, an increase of $1.79 billion, or 49.7%, from $3.59 billion as of the end of the prior comparable period. The increase in net assets is attributable to strong net purchases into the Hennessy Funds of $872 million and to strong market and investment appreciation of $915 million. Redemptions as a percentage of assets under management decreased from an average of 3.5% per month during the nine-month period ended June 30, 2013 to 2.2% per month during the nine-month period ended June 30, 2014, which may indicate that investor hold times in the Hennessy Funds have increased from period to period.

During the nine months ended June 30, 2014, purchases of the Hennessy Funds outpaced redemptions of the Hennessy Funds and net inflows were $645 million. Additionally, there was market appreciation of $702 million.

The markets and the U.S. economy continue to show positive momentum, and we believe the inflows we have seen signal that investors are returning to the equity markets after many years of investing in fixed income products. If investors remain on this current path, we expect that the recent success of the U.S. stock market should continue. We are confident in the fundamentals of corporate America, and have seen corporate profits continuing to post record highs, with balance sheets remaining strong over the period. While we may see short-term volatility in the markets, we believe we will see moderate and reasonable returns over the long-run.

We believe net asset flows of $872 million into the Hennessy Funds during the period from June 30, 2013 to June 30, 2014 were due, among other factors, to the following:

•	As of June 30, 2014, all sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the nine months ended June 30, 2014 were led by the Hennessy Gas Utility Index Fund ($572 million), the Hennessy Focus Fund ($117 million) and the Hennessy Cornerstone Mid Cap 30 Fund ($26 million).

•	The Hennessy Gas Utility Index Fund was named the 2014 Lipper Winner for 3- and 5-year risk-adjusted performance. 2014 marks the third consecutive year that the Fund has received both 3- and 5-year performance awards.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program;

•	a comprehensive and consistent marketing and communications program targeted to over 120,000 financial advisors and to retail clients and prospects;

•	expanding relationships with nearly 15,000 registered investment advisors and over 260,000 investors nationwide;

•	a team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

Fund	Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the Nine-Months Ended June 30, 2014 (in $)
Investor Class Shares
Hennessy Focus Fund*	1.95%	$—
Hennessy Cornerstone Large Growth Fund	1.30%	—
Hennessy Large Value Fund	1.30%	—
Hennessy Equity and Income Fund*	1.08%	13,822
Hennessy Core Bond Fund*	1.05%	36,314
Hennessy Gas Utility Index Fund*	0.85%	—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Large Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	36,824
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund*	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	36,048
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	8,185

Total		$131,193

*	Expense ratio limitations expire on February 28, 2015.

The Company does not normally waive fees (other than for contractual expense ratio limitations), and it does not anticipate waiving fees on a voluntary basis.

Operating and Other Expenses

Total operating expenses increased 36.5% to $15.0 million in the nine months ended June 30, 2014, from $11.0 million in the prior comparable period. The increase is due to increases in all expense categories. As a percentage of total revenue, total operating expenses decreased 4.1% to 60.2% in the nine months ended June 30, 2014, as compared to 64.3% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 9.2% to $5.5 million in the nine months ended June 30, 2014, from $5 million in the prior comparable period. The increase is primarily due to new employees hired to manage and support the Hennessy Funds and to increase our marketing and sales efforts. As a percentage of total revenue, compensation and benefits expense decreased 7.3% to 21.8% for the nine months ended June 30, 2014, compared to 29.1% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 54.6% to $3.3 million in the nine months ended June 30, 2014, from $2.2 million in the prior comparable period. The increase resulted primarily from an increase in sales and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense increased 0.8% to 13.4% in the nine months ended June 30, 2014, from 12.6% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 68.1% to $1.7 million in the nine months ended June 30, 2014, from $1.0 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 1.0% to 6.9% for the nine months ended June 30, 2014, compared to 5.9% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the nine months ended June 30, 2014, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution expense) increased by almost 70% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 60.1% to $4.4 million in the nine months ended June 30, 2014, from $2.7 million in the prior comparable period. The increase is a result of the addition of three new sub-advised Hennessy Funds for the full nine-month period ended June 30, 2014 compared to only eight months for the period ended June 30, 2013: the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund. The increase is also a result of increased assets under management in the sub-advised Hennessy Funds due to net inflows into the sub-advised Hennessy Funds and market appreciation in the portfolio securities held by the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 1.6% to 17.4% for the nine months ended June 30, 2014, compared to 15.8% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 39.2% to $0.2 million in the nine months ended June 30, 2014, from $0.1 million in the prior comparable period. The increase is partially a result of $0.03 million in additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the nine months ended June 30, 2014 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.2% to 0.7% for the nine months ended June 30, 2014, compared to 0.9% in the prior comparable period.

Interest Expense: Interest expense increased 64.4% to $0.8 million in the nine months ended June 30, 2014, from $0.5 million in the prior comparable period. The increase is due to a loan amendment adding a net amount of $13.3 million to the principal loan balance. The increased principal amount was used to fund the contingent payment for the purchase of assets related to the management of the FBR Funds. As a percentage of total revenue, interest expense increased 0.3% to 3.2% for the nine months ended June 30, 2014, compared to 2.9% in the prior comparable period.

Other (Income) Expense: Other (income) expense decreased by 100.9% from an expense of $0.1 million in the nine-month period ended June 30, 2013. The decreased expense is due to the realized loss of $0.1 million on the sale of an available for sale security in the prior period. As a percentage of total revenue, other (income) expense decreased 0.6% to 0.0% for the nine months ended June 30, 2014 compared to 0.6% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 71.6% to $3.9 million in the nine months ended June 30, 2014, from $2.3 million in the prior comparable period. This change is due to increased income before income tax expense in the current period, as well the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Code”). As a percentage of total revenue, income tax expense increased 2.4% to 15.6% for the nine months ended June 30, 2014, compared to 13.2% in the prior comparable period.

Net Income

Net income increased by 61.6% to $5.3 million in the nine months ended June 30, 2014, from $3.3 million in the prior comparable period, as a result of the factors discussed above. Net income for the nine-months ended June 30, 2014 was negatively impacted by a one-time tax charge of $0.23 million or $0.04 per diluted share. This one-time tax charge was a true-up of the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expense under Section 162(m) of the Code.

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

Our operating revenue consists of contractual investment advisory and shareholder service fees. We earn our investment advisory fees from the Hennessy Funds by, among other things, managing the composition of each Hennessy Fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the applicable Hennessy Fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each applicable Hennessy Fund’s investment restrictions and applicable laws and regulations, overseeing service providers (including sub-advisors), maintaining an in-house public relations and marketing program for each of the Hennessy Funds, preparing and distributing regulatory reports, and overseeing distribution through third party financial intermediaries. We earn our shareholder service fees from some of the Hennessy Funds by, among other things, maintaining an “800” number that the current investors of such Hennessy Funds may call to ask questions about such Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the FASB guidance on revenue recognition, we recognize fee revenue monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

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

We engaged an independent valuation firm to assist us in our measurement and evaluation of the fair value of the management contracts by incorporating our estimates and assumptions into a projection of future revenues, based in part upon estimates of assets under management growth and client attrition, and expenses. Based on the analysis, we concluded that projected revenue exceeds projected expenses by an amount that is greater than the current carrying value of the management contracts. We therefore concluded that the management contract assets are not impaired as of September 30, 2013. We continually evaluate whether events or circumstances have occurred that indicate the management contracts may be impaired. If future valuations in the marketplace decline, the valuation of management contracts purchased may become impaired and net earnings would be negatively impacted by the resulting impairment adjustment. As of June 30, 2014, no events or circumstances occurred that indicated potential impairment of the management contracts.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $62.5 million as of June 30, 2014.

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

Total assets under management as of June 30, 2014 were $5.38 billion, which was an increase of $1.79 billion, or 49.7%, from June 30, 2013. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets and management contracts purchased totaled $62.7 million as of June 30, 2014. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2014, we had cash and cash equivalents of $6.5 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2014 and 2013:

	For the Nine Months Ended June 30, (unaudited, in thousands)
	2014	2013
Cash flow data:
Operating cash flows	$6,083	$3,841
Investing cash flows	(19,231)	(20,446)
Financing cash flows	11,240	14,636

Net decrease in cash and cash equivalents	$(1,908)	$(1,969)

The increase in cash provided by operating activities of $2.2 million is due to an increase in assets under management, mainly due to strong net inflows into the Hennessy Funds and strong market appreciation in the portfolio securities held by the Hennessy Funds. The effects of the purchase of assets related to the management of the FBR Funds, which generated revenue for the full nine months ended June 30, 2014 and only eight of the nine months ended June 30, 2013, also increased net income.

The decrease in cash used in investing activities of $1.2 million is tied to the payment related to the purchase of assets related to the management of the FBR Funds. Specifically, this payment was less in the current period, partly offset by the proceeds related to the liquidation of the available for sale investment.

The decrease in cash provided by financing activities of $3.4 million is due to the increase in the principal amount of our loan agreement to finance the contingent payment for the purchase of assets related to the management of the FBR Funds being less in the current period than the increase in the principal amount of our loan agreement to finance the initial payment for the purchase of assets related to the management of the FBR Funds in the period ended June 30, 2013. Due to the increase in the loan, we also have higher monthly principal payments in the current period as compared to the prior comparable period. See below for a discussion of the loan agreement.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75%

(for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of June 30, 2014. As of June 30, 2014, we had $27.7 million outstanding under our bank loan.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

We purchased shares and vested stock options from employees and directors to pay for stock option exercises during the three-month period ended June 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Maximum number of shares that may yet be purchased under the plans or programs (4)
	(a)	(b)	(c)	(d)
On the exercise dates of April 1-30, 2014	0	$0.00	0	908,807
On the exercise dates of May 1-31, 2014 (1)	59,026	$12.54	0	908,807
On the exercise dates of June 1-30, 2014 (2)	16,958	$15.57	0	908,807
Total (3)	75,984	$13.21	0	908,807

(1)	The shares repurchased in May 2014 were repurchased according to the applicable employee’s and director’s instructions to pay for the exercise of stock options granted on November 3, 2004 and were not purchased pursuant to the stock buyback program described below.
(2)	The shares repurchased in June 2014 were repurchased according to the applicable employee’s and director’s instructions to pay for the exercise of stock options granted on October 31, 2004 and November 3, 2004, respectively, and were not purchased pursuant to the stock buyback program described below.
(3)	The total shares repurchased were purchased at a weighted average price of $13.21 share.
(4)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

10.1	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund)

10.2	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund)

10.3	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Cornerstone Hennessy Mid Cap 30 Fund, the Hennessy Large Growth Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 6, 2014	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

10.1	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund)

10.2	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund)

10.3	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Cornerstone Hennessy Mid Cap 30 Fund, the Hennessy Large Growth Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2014, filed on August 6, 2014, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.