Form 10-K
period 2014-09-30
HENNESSY ADVISORS INC
filed 2014-12-02
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $11.75 on March 31, 2014, was $40,848,429.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 31, 2014 there were 6,024,621 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2014

Table of Contents:

PART I

ITEM 1.	BUSINESS

GENERAL

We are a publicly traded investment management firm whose primary business activity is managing, servicing and marketing our open-end mutual funds, the Hennessy Funds. We are committed to employing a consistent and repeatable investment process for the Hennessy Funds, combining time-tested stock selection strategies with a highly disciplined, team-managed approach, and to superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised, with their best interest in mind. Our firm was founded on these principles over 25 years ago and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of some of the Hennessy Funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing service providers (including sub-advisors), maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports, and overseeing distribution through third party financial intermediaries. Shareholder services include maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management rise or fall.

For six of the Hennessy Funds acquired through asset purchases, we have delegated the day-to-day responsibilities to sub-advisors to manage the portfolio composition. In exchange for sub-advisory services, we pay each sub-advisor a fee out of our own assets, which is calculated as a percentage of the average daily net asset values of the sub-advised funds. Accordingly, the sub-advisor fees we pay increase or decrease as our average assets under management increases or decreases, respectively.

Our average assets under management for the fiscal year ended September 30, 2014 were $4.8 billion. As of the end of our fiscal year, our total assets under management were $5.5 billion, an increase of 1,372% from $375 million as of the end of our first fiscal year as a public company, which was September 30, 2002.

We pursue a growth strategy through two distinct efforts: organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets.

HISTORICAL TIMELINE

1989	In February, we were founded as a California corporation under our previous name, Edward J. Hennessy, Inc., and registered as a broker-dealer with the National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority).

1996	In March, we launched our first mutual fund, the Hennessy Balanced Fund.

1998	In October, we launched our second mutual fund, the Hennessy Total Return Fund.

2000	In June, we successfully completed our first asset purchase by purchasing the assets related to the management of two funds previously managed by Netfolio, Inc. (formerly known as O’Shaughnessy Capital Management, Inc.), named the O’Shaughnessy Cornerstone Growth Fund and O’Shaughnessy Cornerstone Value Fund, which are now called the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. The amount of the purchased assets as of the closing date totaled approximately $197 million.

2002	In May, we successfully completed a self-underwritten initial public offering of our stock by raising $5.7 million at a split adjusted price of $2.97 (HNNA.OB) and changed our firm name to Hennessy Advisors, Inc. Our assets under management at the time of our initial public offering were $358 million.

2003	In September, we purchased the assets related to the management of a fund previously managed by SYM Financial Corporation, named the SYM Select Growth Fund, and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date was approximately $35 million.

2004	In March, we purchased the assets related to the management of five funds previously managed by Lindner Asset Management, Inc. and reorganized the assets of such funds into four of our existing Hennessy Funds. The amount of the purchased assets as of the closing date totaled approximately $301 million.

2005	In July, we purchased the assets related to the management of a fund previously managed by Landis Associates LLC, named The Henlopen Fund, and changed the fund name to the Hennessy Cornerstone Growth, Series II Fund. The amount of the purchased assets as of the closing date was approximately $299 million.

2007	In November, we launched the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund.

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

2011	In October, we reorganized the assets of the Hennessy Cornerstone Growth, Series II Fund into the Hennessy Cornerstone Growth Fund.

2012	In October, we purchased the assets related to the management of ten funds previously managed by FBR Fund Advisers (the “FBR Funds”). We reorganized the assets of three of the FBR Funds into our existing Hennessy Funds and changed the fund names of the other seven FBR Funds to become part of our product offerings. In conjunction with the completion of the transaction, Broad Run Investment Management, LLC became the sub-advisor to the Hennessy Focus Fund, Financial Counselors, Inc. became the sub-advisor to the Hennessy Equity and Income Fund (fixed income sleeve) and the Hennessy Core Bond Fund, and The London Company of Virginia, LLC became the sub-advisor to the Hennessy Equity and Income Fund (equity sleeve). The amount of the purchased assets as of the closing date was approximately $2.2 billion. Immediately following completion of the purchase, we managed 16 Hennessy Funds, our total assets under management were approximately $3.1 billion and our total number of shareholders was approximately 180,000.

In December, we closed the Hennessy Micro Cap Growth Fund, LLC.

2013	In September, we surpassed $4 billion of assets under management.

2014	In April, our common stock began trading on The NASDAQ Capital Market. In May, we surpassed $5 billion of assets under management.

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

We manage 16 mutual funds that have each been categorized as Domestic Equity, Balanced and Fixed Income, or Sector and Specialty, as shown below:

The Hennessy Funds’ Family

Domestic Equity	Balanced and Fixed Income	Sector and Specialty
Hennessy Cornerstone Growth Fund	Hennessy Equity and Income Fund	Hennessy Gas Utility Index Fund
Hennessy Focus Fund	Hennessy Balanced Fund	Hennessy Small Cap Financial Fund
Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Core Bond Fund	Hennessy Large Cap Financial Fund
Hennessy Cornerstone Large Growth Fund		Hennessy Technology Fund
Hennessy Cornerstone Value Fund		Hennessy Japan Fund
Hennessy Large Value Fund		Hennessy Japan Small Cap Fund
Hennessy Total Return Fund

Domestic Equity Funds

Seven of the Hennessy Funds are categorized as Domestic Equity products. Of those seven funds, five utilize a quantitative investment strategy and two are actively managed, but they all employ a highly disciplined, team-managed approach to investing. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Domestic Equity product category:

•	Hennessy Cornerstone Growth Fund (investor class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks using a highly-disciplined, purely quantitative formula. While it has historically selected small capitalization companies, the Cornerstone Growth formula may also select mid- and large-cap companies. This fund screens for stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 common stocks with the highest one-year price appreciation.

•	Hennessy Focus Fund (investor class symbol HFCSX and institutional class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by employing a fundamental, bottom-up investment approach that concentrates the fund’s holdings in companies most attractive to its portfolio managers. The Fund seeks high quality, growth-oriented companies with demonstrated strong competitive positions, predictable cash earnings growth, high return on invested capital, excellent management, and modest valuation. It maintains a concentrated portfolio of 20 to 30 stocks that are conviction-weighted with 60-80% of the fund’s assets invested in the fund’s top 10 holdings.

•	Hennessy Cornerstone Mid Cap 30 Fund (investor class symbol HFMDX and institutional class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies using a highly disciplined, purely quantitative formula. This fund screens for stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (“ADRs”), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation, or positive relative strength, over the three- and six-month periods. The fund then invests in the 30 common stocks with the highest one-year price appreciation.

•	Hennessy Cornerstone Large Growth Fund (investor class symbol HFLGX and institutional class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a highly disciplined, purely quantitative formula. This fund screens for stocks with a market capitalization exceeding the average of the database, excluding ADRs, a price-to-cash flow ratio less than the median of the database, and positive total capital. The fund then invests in the 50 common stocks with the highest one-year return on total capital.

•	Hennessy Cornerstone Value Fund (investor class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies using a highly disciplined, purely quantitative formula. This fund screens for stocks with a market capitalization that exceeds the average of the database, shares outstanding that exceeds the average of the database, cash flow that exceeds the average of the database, and 12-month sales that are 50% greater than the average of the database. The fund then invests in the 50 common stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

•	Hennessy Large Value Fund (investor class symbol HLVFX and institutional class symbol HLVIX). The Hennessy Large Value Fund seeks long-term growth of capital and current income by investing in common stock that are considered to be undervalued. Specifically, the fund invests in stocks that its portfolio managers consider to be undervalued based on earnings, dividends and/or assets or other widely recognized stock valuation measurements and that also have sound businesses with good future potential based on their fundamental characteristics.

•	Hennessy Total Return Fund (investor class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

Balanced and Fixed Income Funds

Three of the Hennessy Funds are categorized as Balanced and Fixed Income products. Of those three funds, one utilizes a quantitative investment strategy and two are actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to mutual funds containing only equity stocks. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Balanced and Fixed Income product category:

•	Hennessy Equity and Income Fund (investor class symbol HEIFX and institutional class symbol HEIIX). The Hennessy Equity and Income Fund seeks long-term capital growth and current income by investing in stocks, bonds and other fixed income securities designed to provide a balanced portfolio, with broad market exposure and low volatility. Under normal circumstances, the fund invests approximately 60% of its assets in equities, focusing on high-quality, dividend-paying stocks, and approximately 40% of its assets in high-quality, domestic corporate, agency and government bonds.

•	Hennessy Balanced Fund (investor class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks and approximately 50% of its assets in U.S. Treasury securities with a maturity of less than one year.

•	Hennessy Core Bond Fund (investor class symbol HCBFX and institutional class symbol HCBIX). The Hennessy Core Bond Fund seeks current income with capital growth as a secondary objective by investing in fixed income securities. The fund employs a core bond philosophy focusing on higher quality, intermediate term fixed income securities and is invested primarily in domestic investment grade corporate, agency and governmental bonds.

Sector and Specialty Funds

Six of the Hennessy Funds are categorized as Sector and Specialty products. Of those six funds, one is designed as an index fund and the other five are actively managed, but they all focus on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•	Hennessy Gas Utility Index Fund (investor class symbol GASFX). The Hennessy Gas Utility Index Fund seeks income and capital appreciation by investing in the companies that deliver natural gas and are members of the American Gas Association (“AGA”). The fund owns all of the publicly-traded companies that comprise the AGA Stock Index, which is market cap weighted and adjusted for the percentage of natural gas assets on each company’s balance sheet.

•	Hennessy Small Cap Financial Fund (investor class symbol HSFNX and institutional class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in small-cap companies principally engaged in the business of providing financial services. This fund invests in financial services companies with market capitalizations under $3 billion, which the portfolio managers believe demonstrate a high quality management team with a long-term view, a well-balanced and uncomplicated business model, a conservative lending culture with high quality liabilities, sustainable earnings growth opportunities, a low-cost operating structure, and attractive valuations relative to the industry.

•	Hennessy Large Cap Financial Fund (investor class symbol HLFNX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in large capitalization companies principally engaged in the business of providing financial services. This fund invests in financial services companies with market capitalizations over $3 billion, which the portfolio managers believe demonstrate a high quality management team with a long-term view, a well-balanced and uncomplicated business model, a conservative lending culture with high quality liabilities, sustainable earnings growth opportunities, a low-cost operating structure, and attractive valuations relative to the industry.

•	Hennessy Technology Fund (investor class symbol HTECX and institutional class symbol HTCIX). The Hennessy Technology Fund seeks capital appreciation by investing in companies principally engaged in the research, design, development, manufacturing or distribution of products or services in the technology industry. This fund invests in technology companies that the portfolio managers believe demonstrate a market leading business model with competitive advantage, a history of growing revenue, profit and tangible book value, an efficient and conservative balance sheet, long-term revenue and earnings growth potential, and solid prospects for sustainable profitability.

•	Hennessy Japan Fund (investor class symbol HJPNX and institutional class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in securities of Japanese companies regardless of market capitalization. This fund screens for companies that the portfolio managers believe have strong business and management, and are trading at an attractive price, thus identifying stocks with a “value gap”. The portfolio is limited to the Managers’ best ideas, and has a concentrated number of holdings.

•	Hennessy Japan Small Cap Fund (investor class symbol HJPSX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in securities of smaller Japanese companies, defined as those with market capitalizations in the bottom 15% of all Japanese companies. This fund screens for small capitalization companies that the portfolio managers believe have strong businesses and management, and are trading at an attractive price, thus identifying stocks with a “value gap”. The portfolio is limited to the Managers’ best ideas and is unconfined to benchmarks.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each of the Hennessy Funds and their relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2014.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of the Hennessy Funds is no guarantee of future performance and all of the Hennessy Funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2014:

Hennessy Cornerstone Growth Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)

Institutional Class Share - HICGX**	18.02%	29.26%	15.12%	5.26%	9.53%
Investor Class Share - HFCGX	17.69%	28.86%	14.74%	5.04%	9.40%
Russell 2000 Index (1)	3.93%	21.26%	14.29%	8.19%	8.20%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	7.89%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)

Institutional Class Share - HFCIX**	9.57%	23.81%	17.10%	11.23%	13.76%
Investor Class Share - HFCSX	9.25%	23.45%	16.74%	11.00%	13.62%
Russell 3000 Index (2)	17.76%	23.08%	15.78%	8.44%	7.79%
Russell Midcap Growth Index (3)	14.43%	22.74%	17.12%	10.24%	8.54%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (9/17/03)

Institutional Class Share - HIMDX**	19.74%	23.31%	18.13%	12.42%	12.03%
Investor Class Share - HFMDX	19.43%	22.90%	17.70%	12.15%	11.79%
Russell Midcap Index (4)	15.83%	23.79%	17.19%	10.34%	10.92%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	8.30%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/20/09)

Institutional Class Share - HILGX	21.86%	21.51%	16.50%	—	22.44%
Investor Class Share - HFLGX	21.56%	21.21%	16.17%	—	22.10%
Russell 1000 Index (5)	19.01%	23.23%	15.90%	—	21.52%
S&P 500 Index (5)	19.73%	22.99%	15.70%	—	21.12%

Hennessy Cornerstone Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)

Institutional Class Share - HICVX**	17.32%	18.93%	14.14%	7.27%	7.10%
Investor Class Share - HFCVX	17.04%	18.62%	13.82%	7.07%	6.99%
Russell 1000 Value Index (6)	18.89%	23.93%	15.26%	7.84%	8.66%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	7.89%

Hennessy Large Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (9/30/84)

Institutional Class Share - HLVIX**	17.23%	22.59%	13.36%	6.34%	10.19%
Investor Class Share - HLVFX	16.88%	22.14%	12.92%	6.12%	10.12%
Russell 1000 Value Index (6)	18.89%	23.93%	15.26%	7.84%	11.55%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	11.23%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (7/29/98)

Investor Class Share - HDOGX	11.72%	13.60%	12.36%	5.98%	4.65%
75/25 Blended DJIA/Treasury Index (7)	11.37%	14.10%	11.13%	6.67%	5.69%
Dow Jones Industrial Average (2)	15.29%	19.02%	14.85%	8.15%	6.52%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)

Institutional Class Share - HEIIX	12.24%	13.25%	11.81%	8.23%	7.31%
Investor Class Share - HEIFX***	11.91%	12.97%	11.55%	7.97%	7.15%
Blended Balanced Index (8)	12.51%	14.31%	10.88%	6.76%	6.60%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	6.95%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/08/96)

Investor Class Share - HBFBX	6.49%	7.97%	7.36%	4.20%	4.44%
50/50 Blended DJIA/Treasury Index (9)	7.64%	9.42%	7.63%	5.30%	6.28%
Dow Jones Industrial Average (1)	15.29%	19.02%	14.85%	8.15%	8.73%

Hennessy Core Bond Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)

Institutional Class Share - HCBIX	2.95%	3.75%	4.50%	4.95%	5.51%
Investor Class Share - HCBFX***	2.56%	3.46%	4.23%	4.69%	5.31%
Barclays Capital Intermediate U.S. Government/Credit Index (10)	2.20%	2.01%	3.42%	4.05%	5.22%

Hennessy Gas Utility Index Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (5/10/89)

Investor Class Share - GASFX	23.55%	21.15%	19.29%	13.08%	10.50%
AGA Stock Index (11)	24.50%	21.72%	19.93%	13.91%	11.64%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	9.97%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)

Institutional Class Share - HISFX**	-1.62%	19.29%	7.99%	4.27%	10.40%
Investor Class Share - HSFNX	-2.00%	18.98%	7.74%	4.10%	10.29%
Russell 2000 Financial Services Index (12)	7.05%	21.96%	13.16%	4.58%	8.23%
Russell 2000 Index (1)	3.93%	21.26%	14.29%	8.19%	7.88%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)

Investor Class Share - HLFNX	14.37%	25.92%	9.22%	5.13%	8.13%
Russell 1000 Financial Services Index (13)	16.89%	26.58%	11.72%	1.90%	6.06%
Russell 1000 Index (5)	19.01%	23.23%	15.90%	8.46%	7.82%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (2/01/02)

Institutional Class Share - HTCIX**	13.57%	16.19%	10.19%	7.21%	6.14%
Investor Class Share - HTECX	13.22%	15.90%	9.96%	7.09%	6.05%
NASDAQ Composite Index (14)	20.61%	24.68%	17.61%	10.29%	8.09%
S&P 500 Index (2)	19.73%	22.99%	15.70%	8.11%	6.68%

Hennessy Japan Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (10/31/03)

Institutional Class Share - HJPIX	9.92%	13.83%	12.47%	5.91%	8.24%
Investor Class Share - HJPNX	9.65%	13.57%	12.20%	5.74%	8.06%
Russell/Nomura Total Market Index (15)	1.51%	9.08%	5.92%	4.04%	4.19%
Tokyo Stock Price Index (TOPIX) (16)	1.13%	9.15%	5.71%	3.71%	4.03%

Hennessy Japan Small Cap Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (8/31/07)

Investor Class Share - HJPSX	17.43%	18.30%	12.65%	—	8.97%
Russell/Nomura Small Cap Index (17)	2.83%	9.05%	7.94%	—	3.90%
Tokyo Stock Price Index (TOPIX) (16)	1.13%	9.15%	5.71%	—	0.12%

*	Performance information from the inception date of the fund through the date Hennessy began managing the fund is included because the previous investment manager(s) managed the fund using a similar investment strategy.
**	Performance shown for periods prior to the inception of the Institutional Class shares represents the performance of the Investor Class shares of the Fund and includes expenses that are not applicable to and are higher than those of Institutional Class shares.

***	Performance shown for periods prior to the inception of the Investor Class shares represents the performance of the Institutional Class shares of the Fund and includes expenses that are not applicable to and are lower than those of Investor Class shares.
(1)	The Russell 2000 Index is an unmanaged index commonly used to measure the performance of small-cap U.S. stocks.
(2)	The S&P 500 Index, Russell 3000 Index and Dow Jones Industrial Average are unmanaged, broad-based indices commonly used to measure the performance of U.S. stocks.
(3)	The Russell Midcap Growth Index is an unmanaged index commonly used to measure the performance of mid-cap, growth oriented U.S. stocks.
(4)	The Russell Midcap Index is an unmanaged index commonly used to measure the performance of mid-cap U.S. stocks.
(5)	The Russell 1000 Index is an unmanaged index commonly used to measure the performance of large-cap U.S. stocks.
(6)	The Russell 1000 Value Index is an unmanaged index commonly used to measure the performance of large-cap, value oriented U.S. stocks.
(7)	The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the BofA Merrill Lynch 90-day U.S. Treasury Bill Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in 90 days.
(8)	The Blended Balance Index consists of 60% common stocks represented by the S&P 500 Index and 40% bonds represented by the Barclays Capital Intermediate U.S. Government/Credit Index, which is an unmanaged index commonly used to measure the performance of U.S. bonds.
(9)	The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks represented by the Dow Jones Industrial Average and 50% short-duration Treasury securities represented by the BofA Merrill Lynch 1-Year U.S. Treasury Note Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in approximately one year.
(10)	The Barclays Capital Intermediate U.S. Government/Credit Index is an unmanaged index commonly used to measure the performance of U.S. bonds.
(11)	The AGA Stock Index is a market capitalization weighted index, adjusted monthly, consisting of member companies of the American Gas Association (AGA).
(12)	The Russell 2000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. small-cap financial sector stocks.
(13)	The Russell 1000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. large-capitalization financial sector stocks.
(14)	The NASDAQ Composite Index is a broad-based, capitalization-weighted index of all the NASDAQ National Market and Small Cap stocks.
(15)	The Russell/Nomura Total Market Index is a market capitalization-weighted index of Japanese equities and is presented in U.S. Dollar terms.
(16)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange and is presented in U.S. Dollar terms.
(17)	The Russell/Nomura Small Cap Index represents the universe of small-cap companies in the Japanese equity markets and is presented in U.S. Dollar terms.

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

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of some of the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. In addition, the sub-advisor fees that we pay are also calculated as a percentage of the average daily net asset values of the sub-advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows, acquisition inflows, redemptions, and market appreciation or depreciation.

The following table summarizes our assets under management for the past five fiscal years:

	Assets Under Management
	At Each Fiscal Year End 2010-2014
	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
	(In Thousands)
Beginning assets under management	$923,404	$892,465	$749,310	$919,262	$4,034,181

Acquisition inflows	—	—	—	2,222,961	—

Organic inflows	132,560	187,581	219,654	1,441,677	2,052,286

Redemptions	(262,547)	(328,812)	(235,262)	(1,198,521)	(1,215,493)

Market appreciation (depreciation)	99,048	(1,924)	185,560	648,802	649,828

Ending assets under management	$892,465	$749,310	$919,262	$4,034,181	$5,520,802

As stated above, the fees we receive for providing investment advisory and shareholder services increase or decrease as our average assets under management rise or fall. The following table summarizes our revenues, net of sub-advisory fees paid, for the past five fiscal years:

	Revenues for Fiscal Years Ended 2010 - 2014
	In thousands
	Years Ended September 30
	2014	2013	2012	2011	2010
Investment advisory fees	$33,581	$23,423	$6,286	$6,796	$6,887
Shareholder service fees	945	885	786	843	816
Other	—	—	—	5	20

Subtotal	34,526	24,308	7,072	7,644	7,723

Sub-advisory fees	5,910	3,942	545	632	698

Revenues, net of sub-advisory fees	$28,616	$20,366	$6,527	$7,012	$7,025

Investment Advisory Services

Effective February 28, 2014, the Hennessy Funds completed an internal reorganization that resulted in all 16 Hennessy Funds being a series of Hennessy Funds Trust, a Delaware statutory trust. Prior to the reorganization, (i) each of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund and the Hennessy Cornerstone Value Fund was a series of Hennessy Mutual Funds, Inc., (ii) each of the Hennessy Total Return Fund and the Hennessy Balanced Fund was a series of The Hennessy Funds, Inc., (iii) each of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund was a series of Hennessy SPARX Funds Trust and (iv) each of the remaining nine Hennessy Funds was already a series of Hennessy Funds Trust. As a result of the reorganization, the Company now has management contracts only with Hennessy Funds Trust. Pursuant to these management contracts, the Company provides investment advisory services to all classes of the 16 Hennessy Funds.

Under these management contracts, we are responsible for overall investment advisory services, subject to the oversight of the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”) and according to each fund’s particular fundamental investment objectives and policies. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing service providers (including sub-advisors), maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports, and overseeing distribution through third party financial intermediaries. The management contracts also provide that we are responsible for performing any ordinary clerical and bookkeeping services needed by the Hennessy Funds that are not provided by the funds’ custodian, administrator or transfer agent. The Funds’ Board of Trustees is comprised of our President, Chief Executive Officer and Chairman of the Board, Neil J. Hennessy, and three trustees who are not interested persons of the Hennessy Funds (the “disinterested trustees”). Under the Investment Company Act of 1940, a majority of the disinterested trustees must approve the entry into and continuation of our management contracts. The disinterested trustees also have sole responsibility for selecting and nominating other disinterested trustees.

In exchange for the services described above, we receive an investment advisory fee from each of the Hennessy Funds, which is calculated as a percentage of each fund’s average daily net asset value. As of September 30, 2014, the percentages upon which the annual investment advisory fees payable to us by the Hennessy Funds are based are as follows:

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

We have contractually agreed to waive our investment advisory fee or to absorb expenses with respect to some of the Hennessy Funds to the extent necessary to ensure that the net expenses of the applicable funds do not exceed a specified percentage of the average daily net assets of such funds. The following table sets forth the Hennessy Funds for which a contractual limitation is in place, the specified percentage limitation for net expenses of each such fund and the amount of expenses waived by us during our fiscal year ended September 30, 2014 pursuant to such contractual limitations:

Fund	Expense Ratio Limitation (as a % of fund assets)	Expenses Waived for the Fiscal Year Ended September 30, 2014 (in $)
Investor Class Shares
Hennessy Focus Fund*	1.95%	$—
Hennessy Cornerstone Large Growth Fund	1.30%	—
Hennessy Large Value Fund	1.30%	—
Hennessy Equity and Income Fund*	1.08%	14,600
Hennessy Core Bond Fund*	1.05%	46,155
Hennessy Gas Utility Index Fund*	0.85%	—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Large Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	45,343
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund*	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	—
Hennessy Cornerstone Large Growth Fund	0.98%	—
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	—
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	44,058
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	9,617

	Total	$159,773

*	Expense ratio limitations expire on February 28, 2015.

Our management contracts must be renewed annually by (i) the Board of Trustees of Hennessy Funds Trust or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) by the vote of a majority of the disinterested trustees, except that the management contract for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund has an initial period of two years, which commenced on February 28, 2014, to be renewed annually thereafter. If our management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which our management contracts would terminate. First, our management contracts would automatically terminate if we assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, our management contracts may be terminated at any time by us or the applicable Hennessy Fund by providing at least 60 days’ written notice to the other party.

Sub-advisory Agreements and Fees

For six of the Hennessy Funds acquired through asset purchases, we have delegated the day-to-day responsibility to a sub-advisor to manage the portfolio composition. In each case, the sub-advisor entity or the individuals working at the sub-advisor entity are the same entities or individuals who advised the fund prior to our purchase of the assets related to the management of such fund. Under the terms of the sub-advisory agreement we have with each sub-advisor, the sub-advisor is responsible for the investment and reinvestment of the assets of the sub-advised fund in accordance with the terms of the sub-advisory agreement and the sub-advised fund’s Prospectus and Statement of Additional Information, all as subject to the direction, supervision and control of us and the Funds’ Board of Trustees. In exchange for such sub-advisory services to a particular fund, we pay a sub-advisory fee to the sub-advisor for such fund out of our own assets, which fee is calculated as a percentage of such fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor entity for each such fund and the percentage upon which the annual sub-advisory fees payable by us to the applicable sub-advisor are based:

Hennessy Fund	Sub-Advisory (for all class shares)	Sub-Advisory Fee (as a % of fund assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%

Hennessy Large Value Fund	RBC Global Asset Management (U.S.) Inc.	0.35%

Hennessy Equity and Income Fund	Financial Counselors, Inc. (fixed income sleeve)	0.27%
	The London Company of Virginia, LLC (equity sleeve)	0.33%

Hennessy Core Bond Fund	Financial Counselors, Inc.	0.27%*

Hennessy Japan Fund	SPARX Asset Management Co. Ltd.	0.35%

Hennessy Japan Small Cap Fund	SPARX Asset Management Co. Ltd.	0.20%

*	For the fiscal year ended October 31, 2014, Financial Counselors, Inc. contractually agreed to reduce its sub-advisory fee to 0.15% of the average daily net asset value of the Hennessy Core Bond Fund.

The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts, except that the sub-advisory agreement for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund has an initial period of two years, which commenced on February 28, 2014, to be renewed annually thereafter.

Shareholder Services

In addition to providing investment advisory services to the Hennessy Funds, we provide shareholder services to some of the Hennessy Funds pursuant to shareholder servicing agreements that cover the investor share classes of such funds. As described above, the Hennessy Funds completed an internal reorganization on February 28, 2014 that resulted in all 16 Hennessy Funds being a series of Hennessy Funds Trust. As a result of the reorganization, the Company now has a shareholder servicing agreement only with Hennessy Funds Trust. The shareholder services that we provide for some of the Hennessy Funds, include, among other things, the following:

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

Hennessy Fund Investor Class Shares Only	Shareholder Servicing Fee
(as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.10%
Hennessy Cornerstone Mid Cap 30 Fund	0.10%
Hennessy Cornerstone Large Growth Fund	0.10%
Hennessy Cornerstone Value Fund	0.10%
Hennessy Large Value Fund	0.10%
Hennessy Total Return Fund	0.10%
Hennessy Balanced Fund	0.10%
Hennessy Japan Fund	0.10%
Hennessy Japan Small Cap Fund	0.10%

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

All trades for the Hennessy Funds are executed by independent brokerage firms, at the direction of us or our sub-advisors. When selecting brokers, we are required to obtain “best execution.” Although there is no single statutory definition, Securities and Exchange Commission (“SEC”) releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account.” The lowest possible commission, while important, is not the sole determinative factor. We also consider factors such as order size and market depth, availability of competing markets and liquidity, trading characteristics of the security, financial responsibility of the broker-dealer and the broker’s ability to address current market conditions.

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

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996 through the end of our fiscal year ended September 30, 2014, we have grown our assets under management to over $5.5 billion, with fluctuations during that time, spread across 16 funds. During that time, we have consistently pursued a growth strategy through two distinct efforts: organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets. Our efforts in these areas have focused on the courses of action described below.

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

We run a comprehensive and far reaching public relations program designed to disseminate our message through frequent television appearances, radio spots, feature articles and print media mentions to a wide variety of potential investors. Our public relations program has consistently resulted in the Hennessy Funds being mentioned in national print and broadcast media an average of once every two to three days on such media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplingers, Barron’s, among others. To facilitate our presence in the media, we installed LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, CA. Along with our primary spokesperson, Neil J. Hennessy, who is our President, Chief Executive Officer and Chairman of the Board and President, Chief Investment Officer and a Portfolio Manager of the Hennessy Funds, we also utilize the following Portfolio Managers of the Hennessy Funds as spokespersons: Brian Peery, David Ellison, Winsor (Skip) Aylesworth and Ryan Kelley. These additional spokespersons have enabled us to further expand our public relations program. We also include our sub-advisors for media coverage to promote our sub-advised funds.

We maintain and regularly update a robust website that was named “2013 Best Retail Website” by the Mutual Fund Education Alliance. We also utilize more focused marketing efforts, such as sending informational and promotional communications, fund performance updates, news articles pertaining to the Hennessy Funds and Portfolio Manager commentaries to investors and prospective investors, and exhibiting at select investment advisor trade shows throughout the year. Additionally, we attend strategic industry-related conferences, and Mr. Hennessy participates as a moderator or guest speaker on industry-related panels whenever the opportunity arises.

•	Expanding our distribution network to additional mutual fund platforms

One of the ways investors may purchase shares of the Hennessy Funds is through mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets generally offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. The majority of our over $5.5 billion of assets under management as of September 30, 2014 are held at mutual fund supermarkets.

Investments in the Hennessy Funds are also available through national wire houses and broker-dealers, as well as independent and regional broker-dealers. We see continued opportunities to form new relationships with these mutual fund platforms, thereby enhancing the accessibility of our no-load mutual funds to investors.

•	Increasing our current base of financial advisors and investment professionals

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

•	Securing participation on the platforms of national, full-service firms

We continually strive to develop relationships with national full-service firms that permit their investment professionals to offer no-load funds to their investors as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

•	Pursuing strategic purchases of management agreements for additional mutual funds

A primary component of our growth strategy is to selectively pursue strategic purchases of assets related to management of additional mutual funds. Our scalable business model allows us to increase our profit margins when assets under management grow because we do not necessarily need to add personnel proportional to the additional assets under management. We believe the regulatory burden imposed upon the mutual fund industry, along with increased competition and sustained volatility in the financial markets, has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets. In addition, we believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. In some instances, we have also been able to improve performance. The addition of our sub-advised and actively-managed mutual funds has expanded the pool of possible asset purchase candidates.

Through our asset purchase strategy, we have successfully completed seven asset purchases of management-related assets over a 14-year period, and we have efficiently integrated $3.3 billion of net assets of 23 different mutual funds into the Hennessy Funds family. Our most recent asset purchase was completed on October 26, 2012 when we purchased assets related to the management of the FBR Funds, which added an additional $2.2 billion to our assets under management.

•	Delivering strong, high-quality financial results.

We seek to manage our investment advisory business to the highest regulatory, ethical and business standards while controlling costs, maintaining a relatively small staff and growing margins for our shareholders.

COMPETITION

The investment advisory industry is highly competitive, with new competitors continually entering the industry. We compete directly with numerous global and U.S. investment managers, commercial banks, savings and loans associations, brokerage and investment banking firms, broker-dealers, insurance companies and other financial institutions that often provide investment products with similar features and objectives as those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research and distribution resources and other capabilities. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current investor relationships, as well as to create new ones, will be successful. To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

•	the investment performance for the Hennessy Funds;

•	the expense ratios of the Hennessy Funds;

•	the array of our product offerings;

•	industry rankings for the Hennessy Funds;

•	the quality of our services;

•	our ability to further develop and market our brand;

•	our commitment to placing the interests of investors first; and

•	our general business reputation.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Competition is an important risk that our business faces and should be considered along with other risk factors that we discuss in Item 1A, “Risk Factors,” below.

REGULATORY ENVIRONMENT

We are subject to extensive and increasing federal and state laws and regulations intended to protect shareholders of registered investment companies and investors of registered investment advisors. We believe we are in compliance in all material respects with all applicable laws and regulations.

We are registered as an investment advisor with the SEC and therefore must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to investors, engaging in transactions with investors, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory investors, recordkeeping and reporting requirements, disclosure requirements and general anti-fraud provisions.

We manage accounts for the Hennessy Funds on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Securities Exchange Act of 1934. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase. Our mutual funds are registered with the SEC under the Investment Company Act of 1940, which imposes additional obligations on both the funds and the advisor, including detailed operational requirements. While we exercise broad discretion over the day-to-day management of the business and affairs of the Hennessy Funds and the investment portfolios of the Hennessy Funds, our own operations are subject to oversight and management by the Funds’ Board of Trustees. Under the Investment Company Act of 1940, a majority of the trustees must not be “interested persons” with respect to us (sometimes referred to as the “independent trustee” requirement). The responsibilities of the Funds’ Board of Trustees include, among other things, approving our investment management agreements with the Hennessy Funds, approving other service providers, determining the method of valuing assets, and monitoring transactions involving affiliates. Our investment management agreements with the Hennessy Funds may be terminated by the Hennessy Funds on not more than 60 days’ notice, and are subject to annual renewal by the Funds’ Board of Trustees after the initial term of one to two years. The Investment Company Act of 1940 also imposes on the investment advisor to a mutual fund a fiduciary duty with respect to the receipt of the advisor’s investment management fees. That fiduciary duty may be enforced by the SEC, by administrative action, or by litigation by investors in the Hennessy Funds pursuant to a private right of action.

The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censures to the suspension of individual employees to termination of an investment advisor’s registration. A violation of applicable law or regulations could also subject us, our directors and our employees to civil actions brought by private parties. We believe we are in compliance in all material respects with all applicable SEC requirements.

EMPLOYEES

As of September 30, 2014, we employed nineteen employees, eighteen of which are full-time employees.

The executive officers of the company are Neil J. Hennessy, President, Chief Executive Officer and Chairman of the Board of our Board of Directors; Teresa M. Nilsen, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and a member of our Board of Directors; and Daniel B. Steadman, Executive Vice President in charge of expansion, Chief Compliance Officer and a member of our Board of Directors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., Mr. Hennessy serves as President and Portfolio Manager of the Hennessy Funds and is a member of the Funds’ Board of Trustees, Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds and Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

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

Investors in the Hennessy Funds can redeem their investments at any time and for any reason, including poor investment performance. A decline in our assets under management adversely affects our revenues.

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

We derive a substantial portion of our revenues from a limited number of the Hennessy Funds.

As of September 30, 2014, 39% and 26% of our total assets under management were concentrated in two of the Hennessy Funds and 19% and 31% of our total revenues were attributable to those two funds. As a result, our operating results are particularly exposed to the performance of those funds and our ability to minimize redemptions from and maintain assets under management in those funds. If a significant amount of investments are withdrawn from those funds for any reason, our revenues would decline and our operating results would be adversely affected.

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

We generate all of our operating revenues from the investment advisory and shareholder servicing agreements covering the Hennessy Funds. These agreements may be terminated without penalty on 60 days’ notice and may not be assigned without investor consent. In addition, they must be renewed annually by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) a majority of the disinterested trustees of Hennessy Funds Trust. The termination or non-renewal of these agreements, or the renegotiation of the terms of these agreements in a manner detrimental to us, could result in a substantial reduction of our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

We utilize unaffiliated sub-advisors to manage the portfolio composition of certain of the Hennessy Funds and any matters that have an adverse impact to their businesses, or any change in our relationships with our sub-advisors, could lead to a reduction in assets under management, which would adversely affect our revenues.

We utilize unaffiliated sub-advisors to manage the portfolio composition of six of the Hennessy Funds. Although we perform due diligence on our sub-advisors, we do not manage their day-to-day business activities. Our financial condition and profitability may be adversely affected by situations that are specific to such sub-advisors, such as a disruption of their operations, exposure to disciplinary action or reputational harm.

We periodically negotiate the terms and conditions of these sub-advisory relationships, and there can be no assurance that such terms will remain acceptable to us or our sub-advisors. These relationships may also be terminated by us or the applicable sub-advisor upon short notice without penalty. An interruption or termination of our sub-advisory relationships could affect our ability to market our sub-advised funds and result in a reduction in assets under management, which will adversely affect our revenues.

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

The Funds’ Board of Trustees must make certain findings regarding the reasonableness of our investment advisory fees. We monitor ratios of expenses to average daily net assets and waive our advisor fees or reimburse fund expenses to the extent necessary to maintain contractual expense ratio limitations on certain of the Hennessy Funds. In the past, we have only waived fees based on contractual obligations. However, we regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios. Any decision to waive fees would not apply to previous periods, but would only apply on a going forward basis.

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

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which may expose us to risks that are not typically associated with an investment in a U.S. issuer. The value of these funds fluctuates with changes in the value of the Japanese Yen versus the U.S. dollar. Investments in Japanese securities may also expose us to economic uncertainties affecting Japan. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies. If these circumstances result in a reduction of the total assets of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, our assets under management would be reduced and therefore our revenues would be reduced as well.

The terms of our loan agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions. In addition, certain events could cause us to default on our loan agreement.

The amount outstanding under our loan agreement with U.S. Bank National Association as of September 30, 2014 was $26.7 million. The loan agreement contains a number of covenants that collectively impose operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The loan agreement also contains a number of events that would constitute an event of default, such as a failure by us to comply with the covenants in the loan agreement or the termination or non-renewal of one or more of our management contracts if such termination or non-renewal would reasonably be expected to have a material adverse effect on us. The occurrence of an event of default would give the lender the right to declare our borrowings, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral we granted to it, which consists of substantially all of our assets. If the debt under our loan agreement were accelerated, we might not have sufficient cash on be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current loan agreement with U.S. Bank National Association, our interest rate is prime (currently 3.25%) plus 0.75% (effectively 4.00% throughout fiscal 2014). Because the interest payable is a floating rate, the interest expense we incur will vary with changes in the applicable prime rate reference. As a result, an increase in short-term interest rates will increase our interest costs.

We depend upon key personnel to manage our business and the loss of any of their services could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.

Our success is largely dependent on the skills, experience and performance of key personnel, including (i) Neil J. Hennessy, our President, Chief Executive Officer, and Chairman of the Board, (ii) Teresa M. Nilsen, our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary and (iii) Daniel B. Steadman, our Executive Vice President in charge of expansion and Chief Compliance Officer. The business acumen, investment advisory expertise and business relationships of these individuals are critical elements in operating and expanding our business. The loss of services of any of Messrs. Hennessy or Steadman or Ms. Nilsen or other key personnel for any reason could have a material adverse effect on our business, results of operations and financial condition. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense.

Management contracts purchased by us are currently classified as an indefinite life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The investment management contracts that we have purchased, a $62.5 million asset on the balance sheet as of September 30, 2014, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as an asset with an “indefinite life” each reporting period. If our purchased investment management contracts are ever classified in the future as an asset with a definite life, we would begin amortizing such agreements over their remaining useful life. If the contracts continue to be determined an indefinite life asset, we would continue to review the carrying value to determine if any impairment has occurred. The analysis has been based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write-off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on our earnings per share.

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

The potential future growth of our business may place significant demands on our resources and employees, and may increase our expenses, risks and regulatory oversight.

The potential future growth of our business may place significant demands on our infrastructure and our investment team and other employees, which may increase our expenses. The potential inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our businesses. We may face significant challenges in maintaining and developing adequate financial and operational controls, implementing new or updated information and financial systems, managing and appropriately sizing our work force, and updating other components of our business on a timely and cost-effective basis. There can be no assurance that we will be able to manage the growth of our business effectively, or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

We use software and related technologies throughout our business and also utilize third party vendors who use software and related technologies to provide services to us and the Hennessy Funds. Although we take protective measures (including striving to understand the protective measures of our third party vendors) and endeavor to modify them as circumstances warrant, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, third party failures or other unexpected events. We cannot predict with certainty all of the adverse effects that could result from the failure to efficiently address and resolve these delays and interruptions. We could also be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal business operations, we and certain of our third party vendors store and transmit confidential and proprietary information. Although we take protective measures, the security of our and our vendor’s computer systems, software and networks may be vulnerable to hacking, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Finally, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act included “whistleblower” provisions that have been enacted and entitles persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry. Addressing such claims could generate significant expenses and take up significant management time, even for frivolous or non-meritorious claims.

Our business is extensively regulated and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933,

the Securities Exchange Act of 1934, the Investment Company Act of 1940, the Investment Advisers Act of 1940 and various other statutes. The regulations we are subject to are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws and regulations, the mutual fund industry has undergone increased scrutiny by the SEC and state regulators for the past several years, resulting in numerous enforcement actions, “sweep” examinations, and new rules and rule proposals. These actions have increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new rules and other regulatory actions or legislation require us to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. The changes in laws or regulations could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. For example, the amount of net assets in the Hennessy Funds in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies, including the interest rate policies of the Federal Reserve Board. As another example, federal legislation relating to cybersecurity could impose additional requirements on our operations.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules and therefore we cannot assure you that our internal control over financial reporting will be effective at all times in the future. If our internal control over financial reporting were ineffective, we could be subjected to adverse regulatory consequences, including, among others, administrative cease and desist orders, injunctive orders or civil monetary penalties, or a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any of these potential consequences could have a material adverse effect on our business or result in a decline in our stock price.

We intend to pay regular dividends to our shareholders, but our ability to do so is subject to the discretion of our board of directors.

We have consistently paid dividends each year since 2005. The declaration, amount, and payment of dividends, if any, to our shareholders by us are subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by us, and such other factors as our Board of Directors may consider relevant.

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

We may need to raise additional capital, refinance existing debt, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash. Although the Company has been successful in generating sufficient cash in the past, it may not be successful in the future. We may need to raise additional capital to fund new business initiatives, or refinance existing debt, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. The term of our lease expires on March 31, 2017, with one five-year extension available thereafter.

We also have an office located in Boston, Massachusetts. Our current office is located at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110, where we occupy approximately 2,565 square feet and have the right to use all common areas. We are sub-leasing this office space from FBR Capital Markets & Co., the parent company of FBR Fund Advisers. The term of our sub lease expires on January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated. In anticipation of the upcoming termination of this sub-lease, we recently entered into a lease for office space at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110, where we will occupy approximately 670 square feet and have the right to use all common areas. The initial term of our lease began December 1, 2014 and expires on November 30, 2015, but will automatically renew for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date.

We also have an office located at 1340 Environ Way, #305, Chapel Hill, North Carolina 27517, where we occupy approximately 122 square feet and have the right to use all common areas. The initial term of our lease expired on November 30, 2014, but automatically renews for successive three-month periods unless either party terminates the lease by providing at least two months’ notice of termination to the other party prior to the next renewal date.

See Footnote 10 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below for more detail on our leases and sub-lease.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on The NASDAQ Capital Market under the stock symbol “HNNA” since April 28, 2014. Prior to that date, our common stock traded on the OTC Bulletin Board under the same symbol. Our stock began trading on the OTC Bulletin Board on July 15, 2002.

The following table sets forth the high and low sales prices for our common stock on The NASDAQ Capital Market or the OTC Bulletin Board, as applicable, for the periods indicated:

	Price Range
Fiscal Year Ended September 30, 2014	High	Low	Dividends Paid per Share

First Quarter	$12.00	$9.06	$0.03125	(1)
Second Quarter	13.00	10.50	$0.04	(2)
Third Quarter	17.00	10.60	$0.04	(3)
Fourth Quarter	20.00	14.35	$0.04	(4)

	Price Range
Fiscal Year Ended September 30, 2013	High	Low	Dividends Paid per Share

First Quarter	$4.45	$2.57	$0.03125	(5)
Second Quarter	8.88	4.45	$0.03125	(6)
Third Quarter	8.28	6.25	$0.03125	(7)
Fourth Quarter	9.40	7.01	$0.03125	(8)

(1)	We paid a cash dividend on December 9, 2013 to shareholders of record as of November 15, 2013 of $0.03125 per share.
(2)	We paid a cash dividend on March 10, 2014 to shareholders of record as of February 14, 2014 of $0.04 per share.
(3)	We paid a cash dividend on June 12, 2014 to shareholders of record as of May 20, 2014 of $0.04 per share.
(4)	We paid a cash dividend on September 15, 2014 to shareholders of record as of August 21, 2014 of $0.04 per share.
(5)	We paid a cash dividend on December 7, 2012 to shareholders of record as of November 14, 2012 of $0.03125 per share.
(6)	We paid a cash dividend on February 25, 2013 to shareholders of record as of February 1, 2013 of $0.03125 per share.
(7)	We paid a cash dividend on June 17, 2013 to shareholders of record as of May 24, 2013 of $0.03125 per share.
(8)	We paid a cash dividend on September 15, 2013 to shareholders of record as of August 22, 2013 of $0.03125 per share.

On October 30, 2014, we announced an additional cash dividend of $0.04 per share to be paid on December 8, 2014 to shareholders of record as of November 14, 2014. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our Board of Directors may consider relevant.

On October 29, 2014, the last reported sale price of our common stock on The NASDAQ Capital Market was $18.41 per share. As of September 30, 2014, we had 135 holders of record of our Common Stock. In addition to the 135 holders of record, there are 31 brokerage firm accounts that represent 577 additional individual shareholders for 712 total shareholders as of September 30, 2014.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares underlying vested RSU’s from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended September 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)

On the vesting dates of July 1-31, 2014	0	$0.00	0	908,807
On the vesting dates of August 1-31, 2014	0	$0.00	0	908,807
On the vesting dates of September 1-30, 2014 (1)	4,500	$18.85	0	908,807

Total (2)	4,500	$18.85	0	908,807

(1)	The shares repurchased on September 16, 2014 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSU’s, granted on September 16, 2013, and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $18.85 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our audited consolidated financial statements and should be read in conjunction therewith.

	Hennessy Advisors, Inc.
	Financial Highlights
	(In thousands, except per share amounts)
	Years Ended September 30,
	2014	2013	2012	2011	2010
Income Statement Data:
Revenue	$34,526	$24,308	$7,072	$7,644	$7,723
Net income	$7,667	$4,820	$971	$1,215	$913

Balance Sheet Data:
Total assets	$75,315	$74,734	$32,902	$32,137	$31,899
Cash and cash equivalents	$7,645	$8,406	$8,730	$8,362	$8,054
Long-term debt	$22,972	$26,653	$1,302	$1,927	$2,552

Per Share Data:
Earnings per share:
Basic	$1.31	$0.83	$0.17	$0.21	$0.16
Diluted	$1.30	$0.83	$0.17	$0.21	$0.16
Cash dividends declared	$0.15	$0.13	$0.13	$0.17	$0.09

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business activities are affected by many factors, including, without limitation, redemptions by investors in the Hennessy Funds, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market, and others, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that such regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, uncertainties regarding economic stabilization and improvement remain for the foreseeable future. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

The success of our strategies to address the challenges of the current economic and regulatory environments may be influenced by the factors discussed in Item 1A, “Risk Factors,” above. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including our ability to identify and complete future asset purchases;

•	market trends and risks;

•	our assumptions about changes in the market place, especially with the volatility in the global and U.S. financial markets;

•	our ability to maintain and grow our distribution channels on which we depend; and

•	our ability to retain the mutual fund assets we currently manage.

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

OVERVIEW

Our primary operating activity is providing investment advisory services to 16 open-end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the total net asset value of the Hennessy Funds, which are affected by our investment performance, redemptions, completed purchases of the rights to manage other mutual funds, market conditions and the success of our marketing and sales efforts. Average assets under management were $4.8 billion for the fiscal year ended September 30, 2014 compared to $3.3 billion for the prior comparable period.

Total assets under management were $5.52 billion as of September 30, 2014. Growth in assets under management over the past year was due to both strong net inflows into the Hennessy Funds and to strong market appreciation in the portfolio securities held by the Hennessy Funds.

The following table illustrates the changes year by year in our assets under management since the beginning of fiscal year 2010:

	Assets Under Management
	At Each Fiscal Year End 2010-2014
	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
	(In Thousands)
Beginning assets under management	$923,404	$892,465	$749,310	$919,262	$4,034,181

Acquisition inflows	—	—	—	2,222,961	—

Organic inflows	132,560	187,581	219,654	1,441,677	2,052,286

Redemptions	(262,547)	(328,812)	(235,262)	(1,198,521)	(1,215,493)

Market appreciation (depreciation)	99,048	(1,924)	185,560	648,802	649,828

Ending assets under management	$892,465	$749,310	$919,262	$4,034,181	$5,520,802

A portion of our expenses are fixed, and historically they have varied only minimally. As a result, substantial fluctuations in our revenue can impact our net income from period to period.

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of September 30, 2014, this asset had a net balance of $62.5 million, compared to $62.4 million at the end of the prior comparable period. The current period increase is due to additional transaction costs relating to the purchase of the assets related to the management of the FBR Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of September 30, 2014, this liability had a balance of $26.7 million, compared to $16.9 million at the end of the prior comparable period. The current period increase in funds is due to the second contingent payment for the purchase of the assets related to the management of the FBR Funds paid in November 2013.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the periods shown:

	Fiscal Year Ended September 30,
	2014		2013
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$33,581	97.3%	$23,423	96.4%
Shareholder service fees	945	2.7	885	3.6

Total revenue	34,526	100.0	24,308	100.0

Operating expenses:
Compensation and benefits	7,413	21.5	6,665	27.5
General and administrative	4,365	12.6	3,117	12.8
Mutual fund distribution	2,450	7.1	1,467	6.0
Sub-advisor fees	5,910	17.1	3,942	16.2
Amortization and depreciation	242	0.7	188	0.8

Total operating expenses	20,380	59.0	15,379	63.3

Operating income	14,146	41.0	8,929	36.7

Interest expense	1,085	3.2	668	2.8
Other income	(1)	(0.0)	109	0.4

Income before income tax expense	13,062	37.8	8,152	33.5

Income tax expense	5,395	15.6	3,332	13.7

Net income	$7,667	22.2%	$4,820	19.8%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 42% to $34.5 million in the year ended September 30, 2014, due to increased average assets under management, which can differ significantly from the total net assets of the Hennessy Funds at the end of an accounting period. Investment advisory fees increased 43% to $33.6 million in the year ended September 30, 2014, and shareholder service fees increased 7% to $0.95 million in the year ended September 30, 2014. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets in the Hennessy Funds from which we earn shareholder service fees.

Average daily net assets of the Hennessy Funds for the year ended September 30, 2014 increased by $1.6 billion, or 47.5%, to $4.8 billion from $3.3 million in the prior comparable period, which is attributable to market appreciation and net inflows.

About 33.1%, or $1.6 billion, of the total average daily net assets of the Hennessy Funds for the year ended September 30, 2014 were concentrated in the Hennessy Gas Utility Index Fund, which generates revenue at a rate of 0.40% of average daily net assets. The second largest concentration of average daily net assets for the year ended September 30, 2014, at 29.6%, or $1.4 billion, was in the Hennessy Focus Fund, which generates revenue at a rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee of 0.29% of the average daily net assets of the Hennessy Focus Fund, which reduces the net impact on our financial operations.

Total net assets in the Hennessy Funds increased by $1.5 billion, or 36.9%, from $4.03 billion as of September 30, 2013 to $5.52 billion as of September 30, 2014. The $1.5 billion increase in assets of the Hennessy Funds is attributable to market appreciation of $650 million and net inflows, or purchases less redemptions, of $837 million during fiscal year 2014. Redemptions as a percentage of assets under management decreased from an average of 3.2% per month to 2.1% per month during the same period due to increased assets under management.

We believe the market appreciation was due, among other factors, to the following:

•	Over the past year, the financial markets and our economy have shown positive momentum. The Dow Jones Industrial Average returned 15.29% for the 12 months ended September 30, 2014, and the S&P 500 returned 19.7% for the same period. A recovering economy, coupled with the recent results in the stock market, appear to be attracting investors to return to investing in U.S. equities. We believe the Federal Reserve Board’s monetary conditions remain favorable for equities, and that fixed income investors are slowly migrating to equities.

•	We remain confident in the fundamentals of Corporate America. Corporate profits are high, with S&P 500 companies sitting on approximately $3 trillion in cash and short-term investments on their balance sheets. If investors remain on course and invest for the long-term based on the market fundamentals, we expect to see the current success of the stock market continue.

We believe net asset flows of almost $837 million into the Hennessy Funds were due, among other factors, to the following:

•	As of September 30, 2014, all 16 Hennessy Funds had positive annualized returns for the 3-year, 5-year, 10-year and since inception periods. The largest net inflows for the fiscal year ended September 30, 2014 were in the following Hennessy Funds: the Hennessy Gas Utility Index Fund ($754 million), the Hennessy Mid Cap 30 Fund ($93 million) and the Hennessy Focus Fund ($83 million).

•	The Hennessy Gas Utility Index Fund was named the 2014 Lipper Winner for 3- and 5-year risk-adjusted performance. 2014 marks the third consecutive year that the Fund has received both 3- and 5-year performance awards.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program that resulted in 166 placements, which translates to the Hennessy name in the media once every 2.2 days. Appearances, feature articles and media mentions during fiscal year 2014 appeared in CNBC, Fox Business, Bloomberg, the Wall Street Journal, Barron’s, Investment News, Forbes, Kiplingers and other publications;

•	a robust, dynamic and award-winning website;

•	a comprehensive and consistent marketing and communications program targeted to over 120,000 investment advisors and to retail clients and prospects;

•	expanding relationships with approximately 14,000 registered investment advisors;

•	Approximately half, or 7,000 advisors, are new clients since the beginning of 2013

•	Nearly 20% of the investment advisors we work with own multiple Hennessy Funds

•	a team of dedicated sales/relationship managers who work with investment advisors daily;

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients; and

•	availability of Portfolio Managers to meet with investment professionals.

While we do waive fees to comply with contractual expense ratio limitations, we do not anticipate waiving fees on a voluntary basis. We waived fees of $0.16 million for the year ended September 30, 2014, a decrease of $0.06 million, or 25%, from waived fees of $0.21 million in the prior comparable period. The decrease is due to greater efficiencies in the following funds: the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, and the Hennessy Technology Fund, all of which have expense ratio limitations that expire on February 28, 2015.

Operating Expenses

Total operating expenses increased 32.5% to $20.4 million in the fiscal year ended September 30, 2014, from $15.4 million in the prior comparable period. The increase is due to increased sub-advisor fees paid on increased assets under management in our sub-advised funds, increased mutual fund distribution fees paid on increased assets held through financial platforms, increased compensation and benefits expense, increased general and administrative expenses and increased depreciation and amortization expense on fixed asset purchases and capitalized loan fees. As a percentage of total revenue, total operating expenses decreased by 4.3% to 59.0% in the fiscal year ended September 30, 2014, as compared to 63.3% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 11.2% to $7.4 million in the fiscal year ended September 30, 2014, from $6.7 million in the prior comparable period. The increase is primarily due to increased variable compensation related to greater profitability. As a percentage of total revenue, compensation and benefits decreased by 6.0% to 21.5% for the fiscal year ended September 30, 2014, compared to 27.5% in the prior comparable period.

General and Administrative Expenses: General and administrative expense increased 40.0% to $4.4 million in the fiscal year ended September 30, 2014, from $3.1 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, public relations and distribution efforts during fiscal year 2014. As a percentage of total revenue, general and administrative expense decreased by 0.2% to 12.6% in the fiscal year ended September 30, 2014, from 12.8% in the prior fiscal year.

Mutual Fund Distribution Expenses: Mutual fund distribution expenses increased 67.0% to $2.5 million in the fiscal year ended September 30, 2014, from $1.5 million in the prior fiscal year. As a percentage of total revenue, mutual fund distribution expenses increased by 1.1% to 7.1% in the fiscal year ended September 30, 2014, from 6.0% in the prior fiscal year.

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

The increased costs for fiscal year 2014 are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms due to net inflows and market appreciation. For the year ended September 30, 2014, the value of the mutual funds held on Fidelity (the platform that makes up almost half of our mutual fund fees) increased by 103% from the prior year.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisory Fee Expense: Sub-advisory fee expense increased 49.9% to $5.9 million in the fiscal year ended September 30, 2014, from $3.9 million in the prior fiscal year. As a percentage of total revenue, sub-advisory fee expense increased by 0.9% to 17.1% in the fiscal year ended September 30, 2014, from 16.2% in the prior fiscal year. We pay sub-advisory fee expenses to outside asset managers that we retain to actively manage the Hennessy Funds that are sub-advised. Sub-advisory fees are calculated based on the average daily net asset value of the Hennessy Funds that are sub-advised. The increase is a result of an increase in the net asset values of the sub-advised Hennessy Funds: the Hennessy Large Value Fund, the Hennessy Japan Fund, the Hennessy Japan Smaller Company Fund, the Hennessy Focus Fund, the Hennessy Core Bond Fund and the Hennessy Equity and Income Fund.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 28.7% to $0.24 million in the fiscal year ended September 30, 2014, from $0.19 million in the prior fiscal year. This increase is mainly due to the amortization expense related to $0.25 million in additional capitalized loan amendment fees. As a percentage of total revenue, amortization and depreciation expense decreased by 0.1% to 0.7% in the fiscal year ended September 30, 2014, from 0.8% in the prior fiscal year.

Interest Expense: Interest expense increased by 62.4% to $1.1 million in the fiscal year ended September 30, 2014 from $0.7 million in the prior fiscal year. The increase is due to a loan amendment adding a net amount of $13.3 million to the principal loan balance since the prior comparable period. The increased principal amount was used to purchase the assets related to the management of the FBR Funds. As a percentage of total revenue, interest expenses increased by 0.4% to 3.2% in the fiscal year ended September 30, 2014, from 2.8% in the prior fiscal year.

Other Income or Expense: Other income or expense increased 101% to income of $0.001 million in the fiscal year ended September 30, 2014 from expense of $0.1 million in the prior fiscal year. The decreased expense is due to the realized loss of $0.1 million on the sale of an available for sale security in prior year. As a percentage of total revenue, other expense decreased by 0.4% to 0% in the fiscal year ended September 30, 2014, from 0.4% in the prior fiscal year.

Income Taxes: The provision for income taxes increased by 61.9% to $5.4 million in the year ended September 30, 2014, from $3.3 million in the prior fiscal year. This change is due to increased income before income tax expense in the current period, as well as a one time tax charge to true up the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended. As a percentage of total revenue, income tax expense increased by 1.9% to 15.6% in the fiscal year ended September 30, 2014, from 13.7% in the prior fiscal year.

Net Income

Net income increased 59.1% to $7.7 million in the fiscal year ended September 30, 2014, from $4.8 million in the prior fiscal year, as a result of the factors discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have and have not had any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2014 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of September 30, 2014 were $5.52 billion, which was an increase of $1.5 billion, or 36.9%, from September 30, 2013. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $62.7 million as of September 30, 2014. As of September 30, 2014, we had cash and cash equivalents of $7.6 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2014 and 2013:

	For the Fiscal Year Ended September 30, (in thousands)
	2014	2013

Cash flow data:

Operating cash flows	$9,413	$6,158
Investing cash flows	(19,292)	(20,529)
Financing cash flows	9,118	14,047

Net decrease in cash and cash equivalents	$(761)	$(324)

The increase in cash provided by operating activities of $3.3 million is mainly due to an increase in net income from prior year.

The decrease in cash used for investing activities is due to costs associated with purchasing the FBR Funds in the current year being less than costs in the prior year.

The decrease in cash provided by financing activities is due to financing associated with purchasing the FBR Funds in the prior year being more than the current year.

Dividend Payments. A quarterly cash dividend of $0.03125 per share was paid on December 9, 2013 to shareholders of record as of November 15, 2013. Additionally, quarterly cash dividends of $0.04 per share were paid on March 10, 2014 to shareholders of record as of February 14, 2014; on June 12, 2014 to shareholders of record as of May 20, 2014; and on September 15, 2014 to shareholders of record as of August 21, 2014. The total payment from cash on hand was $0.9 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association. Immediately prior to October 26, 2012, the loan had an outstanding principal balance of $1.9 million. On October 26, 2012, in connection with the purchase of the assets related to the management of the FBR Funds, we funded part of the purchase price by entering into an amended and restated loan agreement, bringing the total loan balance to $18.4 million. On November 1, 2013, in connection with the second and final payment for the purchase of the assets related to the management of the FBR Funds, we amended our loan agreement to bring the total loan balance to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the U.S. Bank National Association’s prime rate, as set from time to time (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by our assets. The final installment of the then-outstanding principal and interest is due October 26, 2017.

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2014. As of September 30, 2014, we had $26.7 million currently outstanding under our bank loan.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2014, consisting of loan payments, including the related interest payments due, and operating leases and sub-lease:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Principal on bank loan	$26,723	$3,438	$7,813	$15,472	$—

Interest on bank loan (1)	2,552	923	1,629	—	—

Operating lease (2)	853	306	547	—	—

Operating sub-lease (3)	27	27	—	—	—

Operating lease (4)	63	44	19

Operating lease (5)	3	3	—	—	—

Total	$30,221	$4,741	$10,008	$15,472	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate of prime plus 0.75%, or 4.00%, based on the prime rate of 3.25% since December 17, 2008.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.
(3)	This lease is for the sub-lease of office space located at 100 Federal Street, 29th Floor, Boston, Massachusetts, 02110.
(4)	This lease is for the lease of office space located at 101 Federal Street, Suite 1900, Boston, Massachusetts, 02110.
(5)	This lease is for the lease of office space located at 1340 Environ Way, #305, Chapel Hill, North Carolina, 27517.

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

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting investors in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the Financial

Accounting Standards Board (“FASB”) guidance on revenue recognition, we recognize fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management contracts we have purchased are considered intangible assets with an indefinite life. In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. Previously, an entity was required to conduct an impairment analysis at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and allows the Company to forego the annual impairment analysis as the more-likely-than-not threshold is met as of September 30, 2014.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $62.5 million as of September 30, 2014.

Recent Accounting Pronouncements

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

As discussed in Item 1A, “Risk Factors,” above, our revenue is calculated as a percentage of the average daily net asset values of the Hennessy Funds. Declines in the value of the securities held by the Hennessy Funds will negatively impact our revenues and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within the Hennessy Funds would have on our assets under management, and therefore our revenues. The changes are compared to average asset values for the fiscal year ended September 30, 2014, and future values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue
	(In thousands)
	Values Based on Average Net Assets for Fiscal Year ended September 30, 2014	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets

Average Assets Under Management	$4,843,936	$5,328,330	$4,359,542

Investment Advisor Fees	$33,581	$36,939	$30,223
Shareholder Service Fees	945	1,039	850

Total Revenue:	$34,526	$37,978	$31,073

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 using the criteria set forth in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

San Francisco, California

December 2, 2014

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	September 30,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$7,645	$8,406
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	3,142	2,402
Prepaid expenses	601	269
Deferred income tax asset	342	162
Other current assets	444	436

Total current assets	12,181	11,682

Property and equipment, net of accumulated depreciation of $554 and $438, respectively	240	258
Management contracts	62,489	62,431
Other assets, net of accumulated amortization of $242 and $159, respectively	405	363

Total assets	$75,315	$74,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,538	$3,085
Income taxes payable	—	44
Deferred rent	142	32
Current portion of long-term debt	3,750	1,840
Current portion of payment due	—	7,468

Total current liabilities	7,430	12,469

Long-term debt, net of current portion	22,972	15,027
Long-term portion of payment due	—	11,626
Deferred income tax liability	7,499	5,825

Total liabilities	37,901	44,947

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 6,019,276 shares issued and outstanding at September 30, 2014 and 5,898,756 at September 30, 2013	10,852	9,948
Retained earnings	26,562	19,839

Total stockholders’ equity	37,414	29,787

Total liabilities and stockholders’ equity	$75,315	$74,734

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2014	2013
Revenue
Investment advisory fees	$33,581	$23,423
Shareholder service fees	945	885

Total revenue	34,526	24,308

Operating expenses
Compensation and benefits	7,413	6,665
General and administrative	4,365	3,117
Mutual fund distribution	2,450	1,467
Sub-advisor fees	5,910	3,942
Amortization and depreciation	242	188

Total operating expenses	20,380	15,379

Operating income	14,146	8,929

Interest expense	1,085	668
Other income (expense), net	(1)	109

Income before income tax expense	13,062	8,152

Income tax expense	5,395	3,332

Net income	$7,667	$4,820

Earnings per share:
Basic	$1.31	$0.83

Diluted	$1.30	$0.83

Weighted average shares outstanding:
Basic	5,856,309	5,810,431

Diluted	5,896,733	5,810,431

Cash dividends declared per share:	$0.15	$0.13

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2014 and 2013

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at September 30, 2012	5,759,857	$9,584	$15,748	$(108)	$25,224

Net income	—	—	4,820	—	4,820

Dividends paid	—	—	(729)	—	(729)

Reclassification from sale of investment in available for sale security	—	—	—	108	108

Employee and director stock options exercised	247,440	911	—	—	911

Repurchase of employee and director stock options to pay for option exercise	(95,802)	(671)	—	—	(671)

Repurchase of employee stock to pay for option exercise	(24,866)	(181)	—	—	(181)

Employee and director restricted stock vested	12,350	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(223)	(1)	—	—	(1)

Deferred restricted stock unit compensation	—	8	—	—	8

Tax effect of restricted stock unit vesting	—	298	—	—	298

Balance at September 30, 2013	5,898,756	$9,948	$19,839	$—	$29,787

Net income	—	—	7,667	—	7,667

Dividends paid	—	—	(898)	—	(898)

Employee and director stock options exercised	186,004	1,318	—	—	1,318

Repurchase of employee and director stock options to pay for option exercise	(69,227)	(900)	—	—	(900)

Repurchase of employee stock to pay for option exercise	(6,757)	(104)	—	—	(104)

Employee and director restricted stock vested	15,000	—	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(4,500)	(39)	(46)	—	(85)

Deferred restricted stock unit compensation	—	202	—	—	202

Tax effect of restricted stock unit vesting and stock option exercises	—	427	—	—	427

Balance at September 30, 2014	6,019,276	$10,852	$26,562	$—	$37,414

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Year Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,667	$4,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242	188
Deferred income taxes	1,494	1,300
Tax effect from restricted stock units and stock options	427	298
Restricted stock units repurchased for employee tax withholding	(85)	(1)
Deferred restricted stock unit compensation	202	8
Unrealized gains on marketable securities	(1)	—
Realized loss on liquidation of available for sale security	—	108

(Increase) decrease in operating assets:
Investment fee income receivable	(740)	(1,759)
Prepaid expenses	(332)	(79)
Other current assets	(8)	(422)
Other assets	28	(141)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	453	1,897
Income taxes payable	(44)	(4)
Current portion of deferred rent	110	(55)

Net cash provided by operating activities	9,413	6,158

Cash flows used in investing activities:
Purchases of property and equipment	(140)	(253)
Payments related to acquisition of management contracts	(19,152)	(20,680)
Proceeds on liquidation of available for sale security	—	404

Net cash used in investing activities	(19,292)	(20,529)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(3,432)	(1,585)
Proceeds from amended bank loan	13,287	16,525
Loan fee payments on amended bank loan	(153)	(223)
Proceeds from exercise of employee and director stock options	314	59
Dividend payments	(898)	(729)

Net cash provided by financing activities	9,118	14,047

Net (decrease) increase in cash and cash equivalents	(761)	(324)

Cash and cash equivalents at the beginning of the period	8,406	8,730

Cash and cash equivalents at the end of the period	$7,645	$8,406

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$3,519	$1,779

Interest	$1,053	$617

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2014 and 2013

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989 as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds (the “Hennessy Funds”). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund.

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from all of the Hennessy Funds by providing investment advisory services to the Hennessy Funds. The Company earns shareholder service fees from some of the Hennessy Funds by assisting customers of such funds in purchases, sales, distribution and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with ASC 605.

The Company waives fees to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income, and reduce the amount of advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2014, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

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

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of $0.005 million and $0.003 million, respectively, were recognized in operations for fiscal years 2014 and 2013.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(d)	Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. Prior to September 30, 2012, the Company had completed several purchases of assets related to the management of 13 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2014 or 2013.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of September 30, 2014.

On October 26, 2012, the Company purchased the assets related to the management of the entire family of ten FBR funds (the “FBR Funds”), adding approximately $2.2 billion in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Asset Purchase Agreement, dated as of June 6, 2012, between the Company and FBR Fund Advisers, Inc. The purchase price was comprised of two payments: an initial payment of $19,692,137 made on October 26, 2012 based upon the net asset value of the FBR Funds as of October 25, 2012 and a contingent payment of $19,193,595 made on November 5, 2013 based upon the net asset value of the FBR Funds as of October 28, 2013. The initial payment was funded with $3.4 million of available cash and $16.3 million of debt proceeds that were obtained pursuant to an amendment and restatement of the Company’s existing loan agreement with U.S. Bank National Association that allowed the Company to borrow the additional amount due. The additional capitalized transaction costs of $1.3 million, of which $1.2 million was capitalized in prior years, include legal fees, printing fees and other costs related to the purchase.

The contingent payment due under the Asset Purchase Agreement was determined to be $19,193,595 as of October 28, 2013. The amount of the liability was booked as of September 30, 2013 because it was measurable. The contingent payment was funded in part with $13,286,666 of debt proceeds that were obtained pursuant to an amendment of the Company’s existing loan agreement with U.S. Bank National Association that allowed the Company to borrow such amount, with the remainder of the payment being funded out of working capital. Of the $13,286,666 of debt proceeds, $11,625,883 was shown as a long-term liability on the balance sheet because it was funded by U.S. Bank National Association on a long-term basis.

Management contracts balance at 9/30/2012	$22,557,186

Initial purchase price for assets related to management of the FBR Funds	19,692,137

Contingent purchase price payment allocation:
Current portion	7,567,712
Long-term portion	11,625,883

Capitalized transaction costs in fiscal year 2013	988,100

Management contracts balance at 9/30/2013	$62,431,018

Capitalized transaction costs in fiscal year 2014	58,232

Management contracts balance at 9/30/2014	$62,489,250

(e)	Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2014 and 2013. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2014 and 2013 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of purchased management contracts is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

The Company did not have any amounts of unrecognized tax benefits as of September 30, 2014 and 2013. In addition, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. To date, the Company has recognized no interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States, California, Massachusetts, Texas, New Hampshire and North Carolina. The tax years ended in 2010 through 2013 remain open and subject to examination by the appropriate governmental agencies in the U.S.; the 2009 through 2013 tax years remain open in California; the 2011 through 2013 tax years remain open in Massachusetts and New Hampshire; and the 2013 tax year remains open in Texas.

The Company’s effective tax rate of 41.3% and 40.9% for the fiscal years ended September 30, 2014 and 2013, respectively, differ from the federal statutory rate of 34% primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were 245,998 common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the earnings per share calculation for the fiscal year ended September 30, 2013 because they were anti-dilutive.

(i)	Stock-Based Compensation

Effective January 17, 2013, the Company established, and the Company’s shareholders approved, the 2013 Omnibus Incentive Plan providing for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors and increasing shareholder value. The 2013 Omnibus Incentive Plan replaced the 2001 Omnibus Plan that the Company had previously adopted and had in place. On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”), pursuant to which amounts that a Plan participant is entitled to receive with respect to certain types of awards were increased as compared to the limitations included in the 2013 Omnibus Incentive Plan. The maximum number of shares that may be issued under the Plan is 50% of the number of outstanding shares of common stock of the Company, subject to adjustment by the compensation committee of the Board of Directors of the Company upon the occurrence of certain events. The number of shares of common stock subject to awards that remain outstanding under the 2001 Omnibus Plan reduces the number of shares available for issuance under the Plan. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards have result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan that are not awarded in one particular year may be awarded in subsequent years.

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the fiscal year ended September 30, 2014.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 77,800 and 60,000 RSUs granted during the fiscal years ended September 30, 2014 and 2013, respectively.

The Company, per the fair value recognition provisions of the FASB guidance on Stock Compensation, uses the “Modified Perspective” method in accordance with the transition and disclosure provisions for stock based compensation. All compensation costs related to RSUs vested during the fiscal years ended September 30, 2014 and 2013 have been recognized in its financial statements.

The Company has available up to 3,009,638 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Plan. There are no outstanding stock options as of September 30, 2014. Through September 30, 2014, 433,444 options were exercised, leaving zero options exercisable as of that date.

A summary of the status of stock options granted is presented in the following table for the fiscal years ended September 30, 2014 and 2013:

		Weighted Avg.	Weighted Avg.	Aggregate
	Number Of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value

Outstanding at 9/30/2012	433,438	$5.14	1.45 years	$0

Granted	—	—
Exercised	(247,440)	$3.67
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2013	185,998	$7.09	1.05 years	$442,148

Granted	—	—
Exercised	(185,998)	$7.09
Forfeited	—	—
Expired	—	—

Outstanding at 9/30/2014	—	$0.00		$0

Exercisable at 9/30/2014	—	$0.00		$0

RSU activity for the fiscal years ended September 30, 2014 and 2013 was as follows:

	Restricted Stock Unit Activity
	Years Ended September 30, 2014 and 2013
		Weighted Avg.
	Number of Restricted	Fair Value at
	Share Units	Each Date
Non-vested Balance at September 30, 2012	1,062	$2.59

Granted	60,000	$8.61

Vested (1)	(1,687)	$4.90

Forfeited	—	$—

Non-vested Balance at September 30, 2013	59,375	$8.61

Granted	77,800	$14.39

Vested (1)	(22,712)	$8.89

Forfeited	(1,500)	$9.01

Non-vested Balance at September 30, 2014	112,963	$12.53

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 10,500 and 12,127 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2014 and 2013, respectively.

Restricted Stock Unit Compensation
Fiscal Year Ended September 30, 2014
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$3,676

Compensation Expense recognized as of September 30, 2014	(2,358)

Unrecognized compensation expense related to RSU’s at September 30, 2014	$1,318

As of September 30, 2014, there was $1.3 million of total RSU compensation expense related to non-vested awards not yet recognized that is expected to be recognized over a weighted-average vesting period of 3.4 years.

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

Pursuant to management contracts, the Company provides investment advisory services to all classes of the 16 Hennessy Funds. The management contracts must be renewed annually by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (2) by the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds (the “disinterested trustees”). If the management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Additionally, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the management contracts with the 16 Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of the respective fund’s average daily net assets.

The Company has entered into sub-advisory agreements covering the Hennessy Focus Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund with the same asset management companies that previously managed the Hennessy Funds. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the Funds’ Board of Trustees.

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

Based on the standard’s definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of September 30, 2014:

	Fair Value Measurements at Reporting Date
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$6,039	$—	$—	$6,039
Mutual fund investments	7	—	—	7

Total	$6,046	$—	$—	$6,046

Amounts included in:
Cash and cash equivalents	$6,039	$—	$—	$6,039
Investments in marketable securities	7	—	—	7

Total	$6,046	$—	$—	$6,046

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments at the fiscal years ended September 30, 2014 and 2013 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2014

Mutual fund investments	$4	$15	$(12)	$7

Total	$4	$15	$(12)	$7

2013

Mutual fund investments	$4	$15	$(12)	$7

Total	$4	$15	$(12)	$7

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

On October 30, 2007, the Company invested $0.5 million in the Hennessy Micro Cap Growth Fund, LLC (the “Micro Cap Fund”). The Micro Cap Fund was closed on December 14, 2012 and the investment was liquidated, resulting in a realized loss of $0.11 million. The loss was included in other expense on the income statement for the fiscal year ended September 30, 2013.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended September 30, 2014 and 2013:

	September 30,
	2014	2013

Equipment	$277,376	$228,829
Leasehold improvements	122,714	122,714
Furniture and fixtures	173,328	167,910
IT Infrastructure	59,173	52,908
Software	161,662	123,857

	794,253	696,218

Less: accumulated depreciation	(554,196)	(438,317)

	$240,057	$257,901

(6)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred. The management contract asset was $62.5 million as of September 30, 2014, compared to $62.4 million at the end of the prior comparable period. The costs are defined as an “intangible asset” per FASB standard “Intangibles – Goodwill and Other.” The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the assets related to management contracts.

(7)	Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association. Immediately prior to October 26, 2012, the loan had an outstanding principal balance of $1.9 million. On October 26, 2012, in connection with the purchase of the assets related to the management of the FBR Funds, the Company funded part of the purchase price by entering into an amended and restated loan agreement, bringing the total loan balance to $18.4 million. The amended and restated loan agreement required 59 monthly payments in the amount of $153,333 plus interest at U.S. Bank National Association’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and was secured by the Company’s assets. The final installment of the then-outstanding principal and interest would have been due October 26, 2017.

On November 1, 2013, in connection with the second and final payment for the purchase of the assets related to the management of the FBR Funds, the Company amended the loan agreement to bring the total loan balance to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the U.S. Bank National Association’s prime rate, as set from time to time (currently 3.25%, in effect since December 17, 2008) plus 0.75% (effective interest rate of 4.00%) and is secured by our assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The note maturity schedule is as follows:

Years ended September 30:

2015	$3,750,000
2016	3,750,000
2017	3,750,000
2018	15,471,667

Total	$26,721,667

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

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended September 30, 2014 and 2013.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.38 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the fiscal year ended September 30, 2014 was $83,327 compared to $44,956 for the prior comparable period. Future amortization expense is as follows:

Years ended September 30:

2015	$86,495
2016	86,495
2017	86,495
2018	7,208

Total	$266,693

(8)	Income Taxes

The provision for income taxes was comprised of the following for the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Current
Federal	$3,080,100	$1,652,900
State	821,100	379,300

	3,901,200	2,032,200

Deferred
Federal	1,312,000	1,060,900
State	181,900	238,400

	1,493,900	1,299,300

Total	$5,395,100	$3,331,500

The principal reasons for the differences from the federal statutory rate of 34% are as follows:

	2014	2013
Federal tax at statutory rate	34.0%	34.0%
True-up of prior year’s tax provision	1.4	—
State tax at statutory rate	5.5	5.8
Permanent and other differences	0.4	0.5
Disallowed capital loss	—	0.6

Effective Tax Rate	41.3%	40.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2014 and 2013 are presented below:

	2014	2013
Current deferred tax assets:
Accrued compensation	$25,800	$19,900
Deferred rent	56,200	12,600
State taxes	260,300	129,300
Capital loss carryforward	10,500	110,400
Unrealized gains	(300)	—

Total deferred tax assets	352,500	272,200
Less: disallowed capital loss	(10,500)	(110,400)

Net deferred tax assets	342,000	161,800

Noncurrent deferred tax liabilities:
Stock based compensation	25,700	—
Property and equipment	(38,500)	(46,000)
Management contracts	(7,486,200)	(5,779,000)

Total deferred tax liabilities	(7,499,000)	(5,825,000)

Net deferred tax liabilities	$(7,157,000)	$(5,663,200)

The tax benefits in 2014 and 2013 for share based compensation awards that will result in future tax deductions are included in deferred tax assets. The Company accounts for Additional Paid in Capital (APIC) adjustments related to tax deductions in excess of book deductions for stock based compensation using the with-and-without method, recognizing a windfall benefit to APIC only after considering all other tax benefits presently available to it.

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the fiscal years ended September 30, 2014 and 2013:

	September 30,
	2014	2013
Weighted average common stock outstanding	5,856,309	5,810,431

Common stock equivalents - stock options and RSU’s	40,424	—

	5,896,733	5,810,431

There were 245,998 of common stock equivalents, consisting of unexercised options and unvested RSUs, excluded from the per share calculations for the fiscal year ended September 30, 2013 because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2014 is $518,918 for the remaining term of the lease. The straight-line rent expense is $22,869 per month for the remaining term of the lease.

The Company also has office space in Boston, Massachusetts. The Company’s current office is located in leased office space under a single non-cancelable operating sub-lease at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110. The sub-lease expires on January 15, 2015, but is subject to earlier termination in the event the prime lease is earlier terminated. The future rental commitment under this lease as of September 30, 2014 is $26,933 for the remaining term of the lease. The straight-line rent expense is $7,695 per month for the remaining term of the lease.

In anticipation of the upcoming termination of our current sub-lease in Boston, Massachusetts, the Company recently entered into a single non-cancelable operating lease for office space at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110. The initial term of the lease began December 1, 2014 and expires on November 30, 2015, but will automatically renew for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date. The future rental commitment under this lease as of September 30, 2014 is $62,800 for the remaining term of the lease. The straight-line rent expense is $5,233 per month for the remaining term of the lease.

The Company also has office space under a single non-cancelable operating lease at 1340 Environ Way, #305, Chapel Hill, North Carolina 27517. The initial term of the lease expired on November 30, 2014, but automatically renews for successive three-month periods unless either party terminates the lease by providing at least two months’ notice of termination to the other party prior to the next renewal date. The future rental commitment under this lease as of September 30, 2014 is $3,158 for the remaining term of the lease. The straight-line rent expense is $1,579 per month for the remaining term of the lease.

The annual minimum future rental commitments under the foregoing leases and sub-lease as of September 30, 2014 and for future fiscal years ending September 30, 2017 are as follows:

Fiscal Year

2015	366,868
2016	294,911
2017	142,222

Total	$804,001

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2014 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $1.62 million. In addition, total cash and cash equivalents include $5.9 million held in the First American Prime Obligations Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended September 30, 2014.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2014 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in our Proxy Statement for our 2015 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

CODE OF ETHICS

In March 2014 and again in August 2014, we implemented a revised code of ethics that applies to our principal executive officer, principal financial officer, executive vice presidents, directors and all employees. The code has been designed in accordance with the Sarbanes-Oxley Act of 2002 to promote honest and ethical conduct. The code also applies to Hennessy Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

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

EQUITY COMPENSATION PLAN INFORMATION

Effective January 17, 2013, the Company established, and the Company’s shareholders approved, the 2013 Omnibus Incentive Plan providing for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors and increasing shareholder value. The 2013 Omnibus Incentive Plan replaced the 2001 Omnibus Plan that the Company previously adopted and had in place. On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”), pursuant to which amounts that a Plan participant is entitled to receive with respect to certain types of awards were increased as compared to the limitations included in the 2013 Omnibus Incentive Plan. The maximum number of shares that may be issued under the Plan is 50% of the number of outstanding shares of common stock of the Company, or 3,009,638 shares, as of the fiscal year ended September 30, 2014, subject to adjustment by the compensation committee of the Board of Directors of the Company upon the occurrence of certain events. The number of shares of common stock subject to awards that remain outstanding under the 2001 Omnibus Plan reduces the number of shares available for issuance under the Plan. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Plan. Shares available under the Plan that are not awarded in one particular year may be awarded in subsequent years.

An aggregate of 368,850 RSUs have been granted as of September 30, 2014, to certain executive officers, key employees, and outside directors and advisors of the Company. The RSUs vest 25% per year over four-years, and have a weighted average exercise price of zero per share. As of the fiscal year ended September 30, 2014, employees and directors had exercised 635,083 options, 43,688 options were forfeited, 206,612 options expired, 22,038 RSUs were forfeited and 183,962 net shares of common stock were issued for the vesting of 225,513 RSUs (net of shares repurchased for tax withholding). There were 121,300 RSUs for stock not yet issued at year-end.

The following table sets forth information regarding the Plan. All information presented is as of September 30, 2014. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	121,300	$0.00	2,105,551

Equity compensation plans not approved by security holders	0	0	0

Total	121,300	$0.00	2,105,551

(1)	The maximum number of shares of common stock that may be issued under the Plan is 50% of our outstanding common stock, or 3,009,638 shares, as of the fiscal year ended September 30, 2014.
(2)	The number of securities to be issued includes 121,300 shares relating to RSUs to be issued according to the vesting schedule of 25% per year. The exercise price for RSUs is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Election of Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP for professional services performed for 2014 and 2013, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8, “Financial Statements and Supplementary Data,” above.

2.1	Asset Purchase Agreement, dated June 6, 2012, between registrant and FBR Fund Advisers, Inc. (7)*

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Bylaws (3)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (6)

10.3	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (6)

10.4	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (11)

10.5	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (17)

10.6	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (6)

10.7	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (11)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia (for the Hennessy Equity and Income Fund (equity sleeve)) (11)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (11)

10.10	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (11)

10.11	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (17)

10.12	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Cornerstone Hennessy Mid Cap 30 Fund, the Hennessy Large Growth Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (17)

10.13	Hennessy Advisors, Inc. 2001 Omnibus Plan (1)(2)

10.14	Form of Option Award Agreement (1)(2)

10.15	Restricted Stock Unit Award Agreement for Officers (1)(4)

10.16	Restricted Stock Unit Agreement for Directors (1)(4)

10.17	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (10)

10.18	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (15)

10.19	Form of Restricted Stock Unit Award Agreement for Employees (1)(12)

10.20	Form of Restricted Stock Unit Award Agreement for Directors (1)(12)

10.21	Form of Stock Option Award Agreement for Employees (1)(12)

10.22	Form of Stock Option Award Agreement for Directors (1)(12)

10.23	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (1)(5)

10.24	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Teresa M. Nilsen (1)(16)

10.25	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (1)(5)

10.26	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Daniel B. Steadman (1)(16)

10.27	Amended and Restated Employment Agreement, dated as of October 8, 2012, between the registrant and Neil J. Hennessy (1)(9)

10.28	Second Amended and Restated Employment Agreement, dated as of February 21, 2014, between Hennessy Advisors, Inc. and Neil J. Hennessy (1)(14)

10.29	Second Amended and Restated Loan Agreement between Hennessy Advisors, Inc. and U.S. Bank National Association, dated October 26, 2012 (8)*

10.30	First Amendment to Second Amended and Restated Loan Agreement and Note between Hennessy Advisors, Inc. and U.S. Bank National Association, dated November 1, 2013 (13)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of Hennessy Advisors, Inc. for the year ended September 30, 2014, filed on December 2, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2006 (SEC File No. 000-49872) filed May 2, 2006.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed August 30, 2006.
(6)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872) filed December 4, 2009.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed June 8, 2012.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed November 1, 2012.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed October 10, 2012.
(10)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(11)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872) filed January 17, 2013.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed November 4, 2013.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No 000-49872) filed February 21, 2014.
(15)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2014 (SEC File No. 000-49872) filed February 21, 2014.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed March 27, 2014.
(17)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423) filed August 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 2, 2014
Neil J. Hennessy
Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: December 2, 2014
Teresa M. Nilsen
Chief Financial Officer, Secretary and Director

By:	/s/ Daniel B. Steadman	Dated: December 2, 2014
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Kathryn R. Fahy	Dated: December 2, 2014
Kathryn R. Fahy
Controller

By:	/s/ Henry Hansel	Dated: December 2, 2014
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Dated: December 2, 2014
Brian A. Hennessy
Director

By:	/s/ Daniel G. Libarle	Dated: December 2, 2014
Daniel G. Libarle
Director

By:	/s/ Rodger Offenbach	Dated: December 2, 2014
Rodger Offenbach
Director

By:	/s/ Susan Pomilia	Dated: December 2, 2014
Susan Pomilia
Director

By:	/s/ Thomas L. Seavey	Dated: December 2, 2014
Thomas L. Seavey
Director

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Asset Purchase Agreement, dated June 6, 2012, between registrant and FBR Fund Advisers, Inc. (7)*

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Second Amended and Restated Bylaws (3)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (6)

10.3	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (6)

10.4	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Index Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (11)

10.5	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (17)

10.6	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (6)

10.7	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (11)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia (for the Hennessy Equity and Income Fund (equity sleeve)) (11)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (11)

10.10	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (11)

10.11	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (17)

10.12

Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Cornerstone Hennessy Mid Cap 30 Fund, the Hennessy Large Growth Fund, the Hennessy Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (17)

10.13	Hennessy Advisors, Inc. 2001 Omnibus Plan (1)(2)

10.14	Form of Option Award Agreement (1)(2)

10.15	Restricted Stock Unit Award Agreement for Officers (1)(4)

10.16	Restricted Stock Unit Agreement for Directors (1)(4)

10.17	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (10)

10.18	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (15)

10.19	Form of Restricted Stock Unit Award Agreement for Employees (1)(12)

10.20	Form of Restricted Stock Unit Award Agreement for Directors (1)(12)

10.21	Form of Stock Option Award Agreement for Employees (1)(12)

10.22	Form of Stock Option Award Agreement for Directors (1)(12)

10.23	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Teresa M. Nilsen (1)(5)

10.24	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Teresa M. Nilsen (1)(16)

10.25	Bonus Agreement, dated August 28, 2006, between Hennessy Advisors, Inc. and Daniel B. Steadman (1)(5)

10.26	First Amendment to Bonus Agreement, dated as of March 26, 2014, between Hennessy Advisors, Inc. and Daniel B. Steadman (1)(16)

10.27	Amended and Restated Employment Agreement, dated as of October 8, 2012, between the registrant and Neil J. Hennessy (1)(9)

10.28	Second Amended and Restated Employment Agreement, dated as of February 21, 2014, between Hennessy Advisors, Inc. and Neil J. Hennessy (1)(14)

10.29	Second Amended and Restated Loan Agreement between Hennessy Advisors, Inc. and U.S. Bank National Association, dated October 26, 2012 (8)*

10.30	First Amendment to Second Amended and Restated Loan Agreement and Note between Hennessy Advisors, Inc. and U.S. Bank National Association, dated November 1, 2013 (13)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of Hennessy Advisors, Inc. for the year ended September 30, 2014, filed on December 2, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed July 29, 2005.
(4)	Incorporated by reference from the Company’s Form 10-QSB for the fiscal quarter ended March 31, 2006 (SEC File No. 000-49872) filed May 2, 2006.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed August 30, 2006.
(6)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872) filed December 4, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed June 8, 2012.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed November 1, 2012.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed October 10, 2012.
(10)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(11)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872) filed January 17, 2013.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed November 4, 2013.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No 000-49872) filed February 21, 2014.
(15)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2014 (SEC File No. 000-49872) filed February 21, 2014.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed March 27, 2014.
(17)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423) filed August 6, 2014.