Form 10-Q
period 2014-12-31
HENNESSY ADVISORS INC
filed 2015-01-29
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

As of January 20, 2015, there were 6,024,621 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2014	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,108	$7,645
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	3,370	3,142
Prepaid expenses	367	601
Deferred income tax asset	287	342
Other accounts receivable	361	444

Total current assets	12,500	12,181

Property and equipment, net of accumulated depreciation of $597 and $554, respectively	229	240
Management contracts	62,489	62,489
Other assets, net of accumulated amortization of $264 and $242, respectively	383	405

Total assets	$75,601	$75,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,411	$3,538
Deferred rent	136	142
Current portion of long-term debt	3,750	3,750

Total current liabilities	6,297	7,430

Long-term debt, net of current portion	22,034	22,972
Deferred income tax liability	7,965	7,499

Total liabilities	36,296	37,901

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 6,024,621 shares issued and outstanding at December 31, 2014 and 6,019,276 at September 30, 2014	10,996	10,852
Retained earnings	28,309	26,562

Total stockholders’ equity	39,305	37,414

Total liabilities and stockholders’ equity	$75,601	$75,315

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended December 31,
	2014	2013
Revenue
Investment advisory fees	$9,473	$7,693
Shareholder service fees	261	228

Total revenue	9,734	7,921

Operating expenses
Compensation and benefits	2,069	1,770
General and administrative	1,382	1,048
Mutual fund distribution	862	573
Sub-advisor fees	1,594	1,395
Amortization and depreciation	65	60

Total operating expenses	5,972	4,846

Operating income	3,762	3,075

Interest expense	264	246

Income before income tax expense	3,498	2,829

Income tax expense	1,432	1,372

Net income	$2,066	$1,457

Earnings per share:
Basic	$0.36	$0.25

Diluted	$0.35	$0.25

Weighted average shares outstanding:
Basic	5,776,115	5,724,472

Diluted	5,839,657	5,797,260

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2014

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity

Balance at September 30, 2014	6,019,276	$10,852	$26,562	$37,414

Net income	—	—	2,066	2,066

Dividends paid	—	—	(301)	(301)

Employee restricted stock vested	7,075	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(1,730)	(16)	(18)	(34)

Deferred restricted stock unit compensation	—	160	—	160

Balance at December 31, 2014	6,024,621	$10,996	$28,309	$39,305

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,066	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	65	60
Deferred income taxes	521	40
Restricted stock units repurchased for employee tax withholding	(34)	—
Deferred restricted stock unit compensation	160	49

(Increase) decrease in operating assets:
Investment fee income receivable	(228)	(342)
Prepaid expenses	234	66
Other accounts receivable	83	29
Other assets	—	43
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,127)	(1,048)
Income taxes payable	—	1,145
Deferred rent	(6)	(16)

Net cash provided by (used in) operating activities	1,734	1,483

Cash flows provided by (used) in investing activities:
Purchases of property and equipment	(32)	(41)
Payments related to acquisition of management contracts	—	(19,152)

Net cash provided by (used in) investing activities	(32)	(19,193)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(938)	(619)
Proceeds from amended bank loan	—	13,287
Loan fee payments and other acquisition costs related to amended bank loan	—	(153)
Dividend payments	(301)	(184)

Net cash provided by (used in) financing activities	(1,239)	12,331

Net increase (decrease) in cash and cash equivalents	463	(5,379)

Cash and cash equivalents at the beginning of the period	7,645	8,406

Cash and cash equivalents at the end of the period	$8,108	$3,027

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$752	$145

Interest	$265	$202

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at December 31, 2014, the Company’s operating results for the three months ended December 31, 2014, and the Company’s cash flows for the three months ended December 31, 2014 and 2013. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

The Company waives fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are charged to expense monthly by the Company as an offset to revenue. The waived fees are deducted from investment advisory fee income and reduce the amount of advisory fees that the Hennessy Funds pay in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of December 31, 2014, the Company has never voluntarily waived fees.

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

In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of December 31, 2014, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of December 31, 2014.

(3)	Investment Advisory Agreements

The Company has management contracts with Hennessy Funds Trust. Pursuant to these management contracts, the Company provides investment advisory services to all classes of the sixteen Hennessy Funds.

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

(4)	Bank Loan

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

The amended and restated loan as of October 26, 2012 was considered “substantially different” from the original loan per the conditions set forth in Emerging Issues Task Force “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The Company did an evaluation of the debt modification and determined that the financial impact of the modification on the prior principal was not material to the overall financial statements and accordingly no adjustment was made. The amendment to the loan as of November 1, 2013 was not considered “substantially different” from the original loan and therefore an evaluation was not necessary.

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance with the loan covenants as of December 31, 2014 and September 30, 2014.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $376,226. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the three-month periods ended December 31, 2014 and 2013 was $21,624 and $18,455, respectively. The unamortized balance of the loan fees was $245,069 as of December 31, 2014.

(5)	Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2014 and 2013 were 40.9% and 48.5%, respectively, and differ from the federal statutory rate of 34% primarily due to state taxes. The effective tax rate was higher for the period ended December 31, 2013 due to a true-up of the prior year tax provision as a result of a one-time tax charge due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended.

We are subject to income tax in the U.S. federal jurisdiction and various state jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as major tax filings. Our U.S. federal tax returns for 2011 and subsequent years remain open to examination. Our California and Massachusetts tax returns for 2010 and subsequent tax years remain open to examination.

(6)	Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three months ended December 31, 2014 and December 31, 2013.

A quarterly cash dividend of $0.05 per share was paid on December 8, 2014 to shareholders of record as of November 14, 2014.

(7)	Stock-Based Compensation

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted under the Plan or the 2013 Omnibus Incentive Plan during the three months ended December 31, 2014 and 2013, respectively.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 62,500 RSUs granted during the three months ended December 31, 2014 under the Plan and 29,800 granted during the three months ended December 31, 2013 under the 2013 Omnibus Incentive Plan. RSU activity for the three months ended December 31, 2014 was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2014
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2014	112,963	$12.53

Granted	62,500	17.46

Vested (1)	(11,827)	13.50

Forfeited	(600)	9.01

Non-vested Balance at December 31, 2014	163,036	$14.36

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 5,345 shares of common stock issued for restricted stock units vested in the three months ended December 31, 2014.

Restricted Stock Unit Compensation Three Months Ended December 31, 2014
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$4,859

Compensation expense recognized through December 31, 2014	(2,517)

Unrecognized compensation expense related to RSUs at December 31, 2014	$2,342

As of December 31, 2014, there was $2.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.4 years.

(8)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter.

We also have an office located in Boston, Massachusetts. Our office has been located at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110 since December 2014, where we occupy approximately 670 square feet and have the right to use all common areas. The initial term of our lease began December 1, 2014 and expires on November 30, 2015, but will automatically renew for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date. Prior to moving to our current location, our office was located at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110, where we occupied approximately 2,565 square feet and had the right to use all common areas. We sub-leased this office space from FBR Capital Markets & Co., the parent company of FBR Fund Advisers. The term of our sub lease expired on January 15, 2015.

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

As of December 31, 2014, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(9)	Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of December 31, 2014:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$5,941	$—	$—	$5,941
Mutual fund investments	7	—	—	7

Total	$5,948	$—	$—	$5,948

Amounts included in:
Cash and cash equivalents	$5,941	$—	$—	$5,941
Investments in marketable securities	7	—	—	7

Total	$5,948	$—	$—	$5,948

(10)	New Accounting Standards

In July 2012, the FASB issued amendments to Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previously, an entity was required to test at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and may allow the Company to forego its next annual impairment analysis if the more-likely-than-not threshold is met as of September 30, 2015.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard requires and entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, it will replace most existing revenue recognition guidance in GAAP. The new standard will be effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period (the Company’s first quarter of fiscal year 2018). The adoption of this standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements – Going Concern.” The standard requires management to evaluate, at each annual interim reporting period, the Company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. The new standard will be effective for annual periods ending after December 15, 2016 (the Company’s fiscal year 2017). The adoption of this standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended December 31, 2014 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

The success of our strategies to address the challenges of the current economic and regulatory environments may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014. Statements regarding such strategies and the following subjects are forward-looking by their nature:

•	our business strategy, including our ability to identify and complete future acquisitions;

•	market trends and risks;

•	our assumptions about changes in the market-place, especially with the volatility in the global and U.S. financial markets; and

•	our ability to retain the mutual fund assets we currently manage.

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission, that could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Overview

Our primary operating activity is providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds and vary from fund to fund. The fees we receive fluctuate with changes in the average net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of the fund’s shares, general market conditions and the success of our marketing and sales efforts. For the three-month period ended December 31, 2014, our average assets under management were $5.65 billion, an increase of 32.4% or $1.38 billion versus the prior comparable period.

Total assets under management as of December 31, 2014 were $5.94 billion, an increase of 32.6%, or $1.46 billion, from $4.48 billion as of the end of the prior comparable period. Growth in assets under management over the past year was due to both strong market appreciation in the portfolio securities held by the Hennessy Funds and net inflows into the Hennessy Funds.

The following table illustrates the changes in total assets under management from December 31, 2013 through December 31, 2014:

	Total Assets Under Management At Each Quarter End, December 31, 2013 through December 31, 2014
	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
	(In Thousands)
Beginning assets under management	$4,034,181	$4,480,322	$4,774,229	$5,380,831	$5,520,802

Organic inflows	378,057	553,204	599,016	522,008	491,228

Redemptions	(235,723)	(329,274)	(320,580)	(329,915)	(410,980)

Market appreciation (depreciation)	303,807	69,977	328,166	(52,122)	339,005

Ending assets under management	$4,480,322	$4,774,229	$5,380,831	$5,520,802	$5,940,055

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2014, this asset had a net balance of $62.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2014, this liability had a balance of $25.8 million.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

The following table sets forth items in the statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014		2013
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$9,473	97.3%	$7,693	97.1%
Shareholder service fees	261	2.7	228	2.9

Total revenue	9,734	100.0	7,921	100.0

Operating expenses:
Compensation and benefits	2,069	21.3	1,770	22.3
General and administrative	1,382	14.2	1,048	13.3
Mutual fund distribution	862	8.9	573	7.2
Sub-advisor fees	1,594	16.4	1,395	17.6
Amortization and depreciation	65	0.6	60	0.8

Total operating expenses	5,972	61.4	4,846	61.2

Operating income	3,762	38.6	3,075	38.8

Interest expense	264	2.7	246	3.1

Income before income tax expense	3,498	35.9	2,829	35.7

Income tax expense	1,432	14.7	1,372	17.3

Net income	$2,066	21.2%	$1,457	18.4%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 22.9% from the prior comparable period to $9.7 million in the three months ended December 31, 2014, due to increased average assets under management. Investment advisory fees increased 23.1% from the prior comparable period to $9.5 million in the three months ended December 31, 2014, and shareholder service fees increased 14.5% from the prior comparable period to $0.3 million in the three months ended December 31, 2014. We earn investment advisory fees from all of the Hennessy Funds, but we only earn shareholder service fees from some of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due to increased average daily net assets of the Hennessy Funds from which we earn shareholder service fees.

The increase in the average daily net assets of the Hennessy Funds for the three months ended December 31, 2014 of $1.38 billion, or 32.4%, versus the prior comparable period is due to strong market appreciation in the portfolio securities held by the Hennessy Funds and net inflows into the Hennessy Funds.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the three months ended December 31, 2014 were the Hennessy Gas Utility Index Fund, with $2.22 billion, and the Hennessy Focus Fund, with $1.50 billion. The Hennessy Gas Utility Index Fund generates revenue at a rate of 0.40% of average daily net assets. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets; however, the Company pays a sub-advisory fee of 0.29% to the Fund’s sub-advisor, which reduces the net impact to the Company’s financial operations.

Total assets under management at December 31, 2014 were $5.94 billion, an increase of $1.46 billion, or 32.6%, from $4.48 billion as of the end of the prior comparable period. The increase in net assets is attributable to strong net purchases into the Hennessy Funds of $775 million and to strong market and investment appreciation of $685 million. Redemptions as a percentage of assets under management increased from an average of 1.9% per month during the three-month period ended December 31, 2013 to 2.4% per month during the three-month period ended December 31, 2014, due to higher redemptions in the current quarter.

During the three months ended December 31, 2014, there was market appreciation of $339 million. Additionally, purchases of the Hennessy Funds outpaced redemptions of the Hennessy Funds and net inflows were $80 million.

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

We believe net asset flows of $775 million into the Hennessy Funds during the period from December 31, 2013 to December 31, 2014 were due, among other factors, to the following:

•	As of December 31, 2014, fifteen of the sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the three months ended December 31, 2014 were led by the Hennessy Equity and Income Fund ($46 million), the Hennessy Gas Utility Index Fund ($25 million), and the Hennessy Cornerstone Growth Fund ($18 million).

•	The Hennessy Gas Utility Index Fund was named the 2014 Lipper Winner for 3- and 5-year risk-adjusted performance. 2014 marks the third consecutive year that the Fund has received both 3- and 5-year performance awards.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program;

•	a comprehensive and consistent marketing and communications program targeted to over 125,000 financial advisors and to retail clients and prospects;

•	expanding relationships with nearly 15,000 registered investment advisors and over 300,000 account holders nationwide;

•	a team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

The Company has contractual expense ratio limitations for the following Hennessy Funds:

	Expense Ratio Limitation	Expenses Waived for the Three-Months Ended December 31, 2014 (negative number indicates a recoupment of previous waivers)
Fund	(as a % of fund assets)	(in $)
Investor Class Shares
Hennessy Focus Fund*	1.95%	$—
Hennessy Cornerstone Large Growth Fund	1.30%	—
Hennessy Large Value Fund	1.30%	—
Hennessy Equity and Income Fund*	1.08%	(24,435)
Hennessy Core Bond Fund*	1.05%	11,765
Hennessy Gas Utility Index Fund*	0.85%	—
Hennessy Small Cap Financial Fund*	1.95%	—
Hennessy Large Cap Financial Fund*	1.95%	—
Hennessy Technology Fund*	1.95%	13,699
Institutional Class Shares
Hennessy Cornerstone Growth Fund	0.98%	—
Hennessy Focus Fund*	1.70%	—
Hennessy Cornerstone Mid Cap 30 Fund	0.98%	893
Hennessy Cornerstone Large Growth Fund	0.98%	68
Hennessy Cornerstone Value Fund	0.98%	—
Hennessy Large Value Fund	0.98%	84
Hennessy Equity and Income Fund*	1.08%	—
Hennessy Core Bond Fund*	1.05%	9,384
Hennessy Small Cap Financial Fund*	1.70%	—
Hennessy Technology Fund*	1.70%	2,267

Total		$13,725

*	Expense ratio limitations expire on February 28, 2015.

The Company has not waived fees in the past (other than for contractual expense ratio limitations).

Operating and Other Expenses

Total operating expenses increased 23.2% to $6.0 million in the three months ended December 31, 2014, from $4.8 million in the prior comparable period. The increase is due to increases in all expense categories. As a percentage of total revenue, total operating expenses increased 0.2% to 61.4% in the three months ended December 31, 2014, as compared to 61.2% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 16.9% to $2.1 million in the three months ended December 31, 2014, from $1.8 million in the prior comparable period. The increase is primarily due to new employees hired to manage and support the marketing and accounting departments and increased variable compensation related to greater profitability. As a percentage of total revenue, compensation and benefits expense decreased 1.0% to 21.3% for the three months ended December 31, 2014, compared to 22.3% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 31.9% to $1.4 million in the three months ended December 31, 2014, from $1.0 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense increased 0.9% to 14.2% in the three months ended December 31, 2014, from 13.3% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 50.4% to $0.9 million in the three months ended December 31, 2014, from $0.6 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 1.7% to 8.9% for the three months ended December 31, 2014, compared to 7.2% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms. For the three months ended December 31, 2014, the average daily net asset values of the Hennessy Funds held on the Charles Schwab and Fidelity platforms (the platforms to which we pay more than 80% of our total mutual fund distribution expense) increased by over 42% from the prior comparable period.

The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms. All of the Hennessy Funds are impacted by activity on the mutual fund platforms because they are all available on several platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 14.3% to $1.6 million in the three months ended December 31, 2014, from $1.4 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 1.2% to 16.4% for the three months ended December 31, 2014, compared to 17.6% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 8.3% to $0.07 million in the three months ended December 31, 2014, from $0.06 million in the prior comparable period. The increase is partially a result of $0.003 million in additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the three months ended December 31, 2014 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.2% to 0.6% for the three months ended December 31, 2014, compared to 0.8% in the prior comparable period.

Interest Expense: Interest expense increased 7.3% to $0.3 million in the three months ended December 31, 2014, from $0.2 million in the prior comparable period. The increase is due to a loan amendment adding a net amount of $13.3 million to the principal loan balance. The increased principal amount was used to fund the contingent payment for the purchase of assets related to the management of the FBR Funds. As a percentage of total revenue, interest expense decreased 0.4% to 2.7% for the three months ended December 31, 2014, compared to 3.1% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 4.4% to $1.43 million in the three months ended December 31, 2014, from $1.37 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense decreased 2.6% to 14.7% for the three months ended December 31, 2014, compared to 17.3% in the prior comparable period.

Net Income

Net income increased by 41.8 % to $2.1 million in the three months ended December 31, 2014, from $1.5 million in the prior comparable period, as a result of the factors discussed above.

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

Total assets under management as of December 31, 2014 were $5.94 billion, which was an increase of $1.46 billion, or 32.6%, from December 31, 2013. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets and management contracts purchased totaled $62.7 million as of December 31, 2014. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2014, we had cash and cash equivalents of $8.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31, (unaudited, in thousands)
	2014	2013

Cash flow data:
Operating cash flows	$1,734	$1,483
Investing cash flows	(32)	(19,193)
Financing cash flows	(1,239)	12,331

Net increase (decrease) in cash and cash equivalents	$463	$(5,379)

The increase in cash provided by operating activities of $0.3 million is due to an increase in assets under management, mainly due to strong market appreciation in the portfolio securities held by the Hennessy Funds and strong net inflows into the Hennessy Funds.

The decrease in cash used in investing activities of $19.2 million is tied to the payment related to the purchase of assets related to the management of the FBR Funds made in the prior period.

The decrease in cash provided by financing activities of $13.6 million is due to the increase in the principal amount of our loan agreement to finance the contingent payment for the purchase of assets related to the management of the FBR Funds in the prior period. Due to the increase in the loan, we also have higher monthly principal payments in the current period as compared to the prior comparable period. See below for a discussion of the loan agreement.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of December 31, 2014. As of December 31, 2014, we had $25.8 million outstanding under our bank loan, which is sufficient for the next twelve months of operations.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares from employees and directors to pay for RSUs vested during the three-month period ended December 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)

On the exercise dates of October 1-31, 2014 (1)	1,730	$19.40	0	908,807
On the exercise dates of November 1-30, 2014	0	$0.00	0	908,807
On the exercise dates of December 1-31, 2014	0	$0.00	0	908,807

Total (2)	1,730	$19.40	0	908,807

(1)	The shares repurchased in October 2014 were repurchased according to the applicable employee’s and director’s instructions to pay for the vesting of RSUs granted on October 1, 2013 and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $19.40 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2014, filed on January 29, 2015, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date:	January 29, 2015	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2014, filed on January 29, 2015, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income and Comprehensive Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.