Form 10-Q
period 2015-03-31
HENNESSY ADVISORS INC
filed 2015-05-05
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 30, 2015, there were 6,025,371 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:     Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2015	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,197	$7,645
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	3,948	3,142
Prepaid expenses	371	601
Deferred income tax asset	314	342
Other accounts receivable	285	444

Total current assets	14,122	12,181

Property and equipment, net of accumulated depreciation of $641 and $438, respectively	200	240
Management contracts	62,489	62,489
Deferred offering costs	12	—
Other assets, net of accumulated amortization of $285 and $159, respectively	361	405

Total assets	$77,184	$75,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,220	$3,538
Deferred rent	122	142
Current portion of long-term debt	3,750	3,750

Total current liabilities	7,092	7,430

Long-term debt, net of current portion	21,097	22,972
Deferred income tax liability	7,224	7,499

Total liabilities	35,413	37,901

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized:
6,025,371 shares issued and outstanding at March 31, 2015 and 6,019,276 at September 30, 2014	11,230	10,852
Retained Earnings	30,541	26,562

Total stockholders’ equity	41,771	37,414

Total liabilities and stockholders’ equity	$77,184	$75,315

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2015	2014	2015	2014
Revenue
Investment advisory fees	$9,926	$8,083	$19,399	$15,776
Shareholder service fees	632	227	893	455

Total revenue	10,558	8,310	20,292	16,231
Operating expenses
Compensation and benefits	2,310	1,877	4,379	3,647
General and administrative	1,266	1,207	2,648	2,255
Mutual fund distribution	758	523	1,620	1,096
Sub-advisor fees	1,739	1,464	3,333	2,859
Amortization and depreciation	65	60	130	120

Total operating expenses	6,138	5,131	12,110	9,977

Operating income	4,420	3,179	8,182	6,254
Interest expense	250	286	514	532
Other expense (income), net	(1)	(1)	(1)	(1)

Income before income tax expense	4,171	2,894	7,669	5,723
Income tax expense	1,577	1,135	3,009	2,507

Net income	$2,594	$1,759	$4,660	$3,216

Earnings per share:
Basic	$0.45	$0.31	$0.80	$0.55

Diluted	$0.44	$0.30	$0.78	$0.55

Weighted average shares outstanding:
Basic	5,776,165	5,724,821	5,861,679	5,816,649

Diluted	5,862,559	5,805,340	5,956,241	5,893,427

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2015

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2014	6,019,276	$10,852	$26,562	$37,414
Net income	—	—	4,660	4,660
Dividends paid	—	—	(663)	(663)
Employee restricted stock vested	7,825	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(1,730)	(16)	(18)	(34)
Deferred restricted stock unit compensation	—	329	—	329
Tax effect of restricted stock vesting	—	65	—	65

Balance at March 31, 2015	6,025,371	$11,230	$30,541	$41,771

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,660	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	120
Deferred income taxes	(247)	890
Tax effect from restricted stock units and stock options	65	22
Restricted stock units repurchased for employee tax withholding	(34)	—
Deferred restricted stock unit compensation	329	96
Deferred rent	(20)	(32)
(Increase) decrease in operating assets:
Investment fee income receivable	(806)	(526)
Prepaid expenses	230	24
Other accounts receivable	159	29
Other assets	1	42
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(318)	(154)
Income taxes payable	—	(40)

Net cash provided by operating activities	4,149	3,687

Cash flows used in investing activities:
Purchases of property and equipment	(47)	(72)
Deferred offering costs	(12)	—
Payments related to acquisition of management contracts	—	(19,152)

Net cash used in investing activities	(59)	(19,224)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(1,875)	(1,556)
Proceeds from amended bank loan	—	13,287
Loan fee payments and other acquisition costs related to amended bank loan	—	(153)
Proceeds from exercise of employee stock options	—	74
Dividend payments	(663)	(420)

Net cash provided by (used in) financing activities	(2,538)	11,232

Net increase (decrease) in cash and cash equivalents	1,552	(4,305)
Cash and cash equivalents at the beginning of the period	7,645	8,406

Cash and cash equivalents at the end of the period	$9,197	$4,101

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$2,995	$1,593

Interest	$517	$491

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2015, the Company’s operating results for the three and six months ended March 31, 2015, and the Company’s cash flows for the six months ended March 31, 2015 and 2014. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company’s operating activities consist primarily of providing investment advisory services to sixteen open-end mutual funds (the “Hennessy Funds”). The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to the Hennessy Funds. Prior to March 1, 2015, the Company only provided shareholder services to some of the Hennessy Funds.

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from the Hennessy Funds by, among other things, managing the composition of each Hennessy Fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the applicable Hennessy Fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each applicable Hennessy Fund’s investment restrictions and applicable laws and regulations, overseeing service providers (including sub-advisors), maintaining an in-house public relations and marketing program for each of the Hennessy Funds, preparing and distributing regulatory reports, and overseeing distribution through third-party financial intermediaries. The Company earns shareholder service fees from the Hennessy Funds by, among other things, maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of March 31, 2015, the Company has never voluntarily waived fees.

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

In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of March 31, 2015, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of March 31, 2015.

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

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance with the loan covenants as of March 31, 2015 and September 30, 2014.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $376,226. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the six-month periods ended March 31, 2015 and 2014 was $43,248 and $40,079, respectively. The unamortized balance of the loan fees was $223,446 as of March 31, 2015.

(5) Income Taxes

The Company’s effective tax rates for the six months ended March 31, 2015 and 2014 were 39.2% and 43.8%, respectively, and differ from the federal statutory rate of 34% primarily due to state taxes. The effective tax rate was higher for the period ended March 31, 2014 due to a true-up of the prior year tax provision as a result of a one-time tax charge due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended.

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

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and six months ended March 31, 2015.

Quarterly cash dividends of $0.05 and $0.06 per share, respectively, were paid on December 8, 2014 to shareholders of record as of November 14, 2014 and on March 9, 2015 to shareholders of record as of February 13, 2015.

(7) Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 62,500 RSUs granted during the six months ended March 31, 2015 under the Plan and 32,800 granted during the six months ended March 31 31, 2014 under the 2013 Omnibus Incentive Plan. RSU activity for the six months ended March 31, 2015 was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2015

	Number of Restricted Share Units	Weighted Fair Value Per Share Each Date

Non-vested Balance at September 30, 2014	112,963	$12.53
Granted	62,500	17.46
Vested (1)	(24,202)	13.59
Forfeited	(600)	9.01

Non-vested Balance at March 31, 2015	150,661	$14.42

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 6,095 shares of common stock issued for restricted stock units vested in the six months ended March 31, 2015.

Restricted Stock Unit Compensation
Six Months Ended March 31, 2015
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$4,859
Compensation expense recognized through March 31, 2015	(2,686)

Unrecognized compensation expense related to RSU’s at March 31, 2015	$2,173

As of March 31, 2015, there was $2.2 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.1 years.

(8) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter.

We also have an office located in Boston, Massachusetts. Our office has been located at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110 since December 2014, where we occupy approximately 670 square feet and have the right to use all common areas. The initial term of our lease expires on November 30, 2015, but will automatically renew for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date. Prior to moving to our current location, our office was located at 100 Federal Street, 29th Floor, Boston, Massachusetts 02110, where we occupied approximately 2,565 square feet and had the right to use all common areas. We sub-leased this office space from FBR Capital Markets & Co., the parent company of FBR Fund Advisers. The term of our sub-lease expired on January 15, 2015.

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

As of March 31, 2015, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(9) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of March 31, 2015:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$8,941	$—	$—	$8,941
Mutual fund investments	7	—	—	7

Total	$8,948	$—	$—	$8,948

Amounts included in:
Cash and cash equivalents	$8,941	$—	$—	$8,941
Investments in marketable securities	7	—	—	7

Total	$8,948	$—	$—	$8,948

(10) New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, it will replace most existing revenue recognition guidance in GAAP. The effective date for the new standard will likely be deferred to apply to annual periods beginning after December 15, 2017, including interim periods within that reporting period (the Company’s first quarter of fiscal year 2019). The adoption of this standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the six months ended March 31, 2015 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, fluctuation in the stock market and others, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while domestic economic conditions have stabilized, the anticipated rise in short-term interest rates and international conditions could influence economic and financial conditions significantly. As we continue to confront the challenges of the current economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high quality customer service to investors.

The success of our strategies may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014. Statements regarding such strategies and the following subjects are forward-looking by their nature:

•	our business strategies, including our ability to successfully identify, complete and integrate future acquisitions;

•	market trends and risks;

•	our assumptions about changes in the market-place, especially with the volatility in the global and U.S. financial markets; and

•	our ability to retain the mutual fund assets we currently manage.

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

During the six months ended March 31, 2015, the U.S. financial markets were highly volatile, yet the major indices finished in positive territory. Investors appeared nervous about a possible correction, as we entered the sixth year of a bull market, and there remains uncertainty about when interest rates may rise. We, however, remain bullish and confident in the fundamentals of corporate America, as corporate profits continue to post record highs, with balance sheets remaining strong over the period. While we may likely experience continued volatility in the markets, we believe we will see moderate and reasonable returns over the longer run.

For the three-month period ended March 31, 2015, our average assets under management were $5.98 billion, an increase of 29.5% or $1.36 billion versus the prior comparable period. For the six-month period ended March 31, 2015, our average assets under management were $5.81 billion, an increase of 30.9% or $1.37 billion versus the prior comparable period.

Total assets under management as of March 31, 2015 were $6.13 billion, an increase of 28.4%, or $1.36 billion, from $4.77 billion as of March 31, 2014 (the end of the prior comparable period). Growth in assets under management over the past year was due to both market appreciation in the portfolio securities held by the Hennessy Funds and net inflows into the Hennessy Funds.

The following table illustrates the changes in total assets under management from March 31, 2014 through March 31, 2015:

	Total Assets Under Management
	At Each Quarter End, March 31, 2014 through March 31, 2015
	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015
	(In Thousands)
Beginning assets under management	$4,480,322	$4,774,229	$5,380,831	$5,520,802	$5,940,055
Organic inflows	553,204	599,016	522,008	491,228	607,770
Redemptions	(329,274)	(320,580)	(329,915)	(410,980)	(485,811)
Market appreciation (depreciation)	69,977	328,166	(52,122)	339,005	69,176

Ending assets under management	$4,774,229	$5,380,831	$5,520,802	$5,940,055	$6,131,190

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2015, this asset had a net balance of $62.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2015, this liability had a balance of $24.8 million.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
		2015	2014
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$9,926	94.0%	$8,083	97.3%
Shareholder service fees	632	6.0	227	2.7

Total revenue	10,558	100.0	8,310	100.0

Operating expenses:
Compensation and benefits	2,310	21.9	1,877	22.6
General and administrative	1,266	12.0	1,207	14.5
Mutual fund distribution	758	7.2	523	6.3
Sub-advisor fees	1,739	16.5	1,464	17.6
Amortization and depreciation	65	0.5	60	0.7

Total operating expenses	6,138	58.1	5,131	61.7

Operating income	4,420	41.9	3,179	38.3
Interest expense	250	2.4	286	3.4
Other income, net	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	4,171	39.5	2,894	34.9
Income tax expense	1,577	14.9	1,135	13.7

Net income	$2,594	24.6%	$1,759	21.2%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 27.1% from the prior comparable period to $10.6 million in the three months ended March 31, 2015, due to increased average assets under management. Investment advisory fees increased 22.8% from the prior comparable period to $9.9 million in the three months ended March 31, 2015, and shareholder service fees increased 178.4% from the prior comparable period to $0.6 million in the three months ended March 31, 2015. We earn investment advisory fees from all of the Hennessy Funds. Prior to March 1, 2015, we only earned shareholder service fees from some of the Hennessy Funds. However, beginning March 1, 2015, we now earn shareholder service fees from all of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due both to increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds in the prior comparable period.

Total assets under management at March 31, 2015 were $6.13 billion, an increase of $1.36 billion, or 28.4%, from $4.77 billion as of the end of the prior comparable period. The increase in total assets is attributable to net inflows into the Hennessy Funds of $673 million and to market appreciation of $684 million. Redemptions as a percentage of assets under management increased from an average of 2.4% per month during the three-month period ended March 31, 2014 to 2.7% per month during the three-month period ended March 31, 2015.

Average daily net assets of the Hennessy Funds for the three months ended March 31, 2015 were $5.98 billion, an increase of $1.36 billion, or 29.5%, versus the prior comparable period. The increase in average daily net assets was due to market appreciation in the portfolio securities held by the Hennessy Funds and net inflows into the Hennessy Funds.

During the three months from December 31, 2014 to March 31, 2015, the largest driver of the increase in assets was net inflows, with purchases of the Hennessy Funds outpacing redemptions by $122 million. Market appreciation contributed $69 million to the increase in assets.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the three months ended March 31, 2015 were the Hennessy Gas Utility Fund, with $2.25 billion, and the Hennessy Focus Fund, with $1.63 billion. The Hennessy Gas Utility Fund generates revenue at a rate of 0.40% of average daily net assets. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets. However, for the Hennessy Focus Fund, the Company pays a sub-advisory fee of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations.

We believe net asset flows of $673 million into the Hennessy Funds during the period from March 31, 2014 to March 31, 2015 were due, among other factors, to the following:

•	As of March 31, 2015, fifteen of the sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the three months ended March 31, 2015 were led by the Hennessy Equity and Income Fund ($85 million), the Hennessy Mid Cap 30 Fund ($80 million), and the Hennessy Focus Fund ($42 million).

•	The Hennessy Gas Utility Fund was a 2014 Lipper Fund Award winner in the Utilities category, and a 2015 Lipper Fund Award winner for 5-year risk-adjusted performance. 2015 marks the fourth consecutive year that the Fund has received the 5-year performance award from this prestigious organization.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program, with the Hennessy name appearing in financial press, on TV and on radio on average once every two days;

•	a comprehensive and consistent marketing and communications program targeted to over 125,000 financial advisors and to retail clients and prospects;

•	expanding relationships with over 16,000 registered investment advisors and over 300,000 account holders nationwide;

•	a growing team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

The Company had contractual expense ratio limitations, but they have all expired or terminated as of February 28, 2015. In the three-months ended March 31, 2015, the Company waived $0.01 million in fees related to the expense ratio limitations. The Company has not waived fees in the past (other than for contractual expense ratio limitations).

Operating and Other Expenses

Total operating expenses increased 19.6% to $6.1 million in the three months ended March 31, 2015, from $5.1 million in the prior comparable period. The increase is due primarily to increases in employee expense and marketing and sales expense resulting from increased assets under management. As a percentage of total revenue, total operating expenses decreased 3.6 percentage points to 58.1% in the three months ended March 31, 2015, as compared to 61.7% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 23.1% to $2.3 million in the three months ended March 31, 2015, from $1.9 million in the prior comparable period. The increase is primarily due to increased employment in marketing and finance necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense decreased 0.7 percentage points to 21.9% for the three months ended March 31, 2015, compared to 22.6% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 4.9% to $1.3 million in the three months ended March 31, 2015, from $1.2 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 2.5 percentage points to 12.0% in the three months ended March 31, 2015, from 14.5% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 44.9% to $0.8 million in the three months ended March 31, 2015, from $0.5 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 0.9 percentage points to 7.2% for the three months ended March 31, 2015, compared to 6.3% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms as a percentage of average daily net assets of the Hennessy Funds in total. For the three months ended March 31, 2015, the average daily net asset values of the Hennessy Funds held on two main platforms increased by over 56% from the prior comparable period. The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 18.8% to $1.7 million in the three months ended March 31, 2015, from $1.5 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 1.1 percentage points to 16.5% for the three months ended March 31, 2015, compared to 17.6% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 8.3% to $0.07 million in the three months ended March 31, 2015, from $0.06 million in the prior comparable period. The increase is partially a result of additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the three months ended March 31, 2015 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.2 percentage points to 0.5% for the three months ended March 31, 2015, compared to 0.7% in the prior comparable period.

Interest Expense: Interest expense decreased 12.6% to $0.25 million in the three months ended March 31, 2015, from $0.29 million in the prior comparable period. The decrease is due to $3.8 million in principal loan payments since the prior comparable period. As a percentage of total revenue, interest expense decreased 1.0 percentage points to 2.4% for the three months ended March 31, 2015, compared to 3.4% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 38.9% to $1.6 million in the three months ended March 31, 2015, from $1.1 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 1.2 percentage points to 14.9% for the three months ended March 31, 2015, compared to 13.7% in the prior comparable period.

Net Income

Net income increased by 47.4% to $2.6 million in the three months ended March 31, 2015, from $1.8 million in the prior comparable period, as a result of the factors discussed above.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
		2015	2014
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$19,399	95.6%	$15,776	97.2%
Shareholder service fees	893	4.4	455	2.8

Total revenue	20,292	100.0	16,231	100.0

Operating expenses:
Compensation and benefits	4,379	21.6	3,647	22.5
General and administrative	2,648	13.0	2,255	13.9
Mutual fund distribution	1,620	8.0	1,096	6.8
Sub-advisor fees	3,333	16.4	2,859	17.6
Amortization and depreciation	130	0.7	120	0.7

Total operating expenses	12,110	59.7	9,977	61.5

Operating income	8,182	40.3	6,254	38.5
Interest expense	514	2.5	532	3.3
Other income, net	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	7,669	37.8	5,723	35.2
Income tax expense	3,009	14.8	2,507	15.4

Net income	$4,660	23.0%	$3,216	19.8%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 25.0% from the prior comparable period to $20.3 million in the six months ended March 31, 2015, due to increased average assets under management. Investment advisory fees increased 23.0% from the prior comparable period to $19.4 million in the six months ended March 31, 2015, and shareholder service fees increased 96.3% from the prior comparable period to $0.9 million in the six months ended March 31, 2015. We earn investment advisory fees from all of the Hennessy Funds. Prior to

March 1, 2015, we only earned shareholder service fees from some of the Hennessy Funds. However, beginning March 1, 2015, we now earn shareholder service fees from all of the Hennessy Funds. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, while the increase in shareholder service fees is due both to increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds in the prior comparable period.

Total assets under management at March 31, 2015 were $6.13 billion, an increase of $1.36 billion, or 28.4%, from $4.77 billion as of the end of the prior comparable period. The increase in total assets is attributable to net inflows into the Hennessy Funds of $673 million and to market appreciation of $684 million. Redemptions as a percentage of assets under management increased from an average of 2.1% per month during the six-month period ended March 31, 2014 to 2.6% per month during the six-month period ended March 31, 2015.

Average daily net assets of the Hennessy Funds for the six months ended March 31, 2015 were $5.81 billion, an increase of $1.37 billion, or 30.9%, versus the prior comparable period. The increase in average daily net assets was due to market appreciation in the portfolio securities held by the Hennessy Funds and net inflows into the Hennessy Funds.

During the six months from September 30, 2014 to March 31, 2015, there was market appreciation of $408 million. Purchases of the Hennessy Funds outpaced redemptions of the Hennessy Funds and net inflows contributed $202 million to the increase in assets.

The Hennessy Funds generate revenue at a rate ranging between 0.40% and 1.20% of average daily net assets. The Hennessy Funds with the largest average daily net assets for the six months ended March 31, 2015 were the Hennessy Gas Utility Fund, with $2.24 billion, and the Hennessy Focus Fund, with $1.56 billion. The Hennessy Gas Utility Fund generates revenue at a rate of 0.40% of average daily net assets. The Hennessy Focus Fund generates revenue at a rate of 0.90% of average daily net assets. However, for the Hennessy Focus Fund, the Company pays a sub-advisory fee of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations.

We believe net asset flows of $673 million into the Hennessy Funds during the period from March 31, 2014 to March 31, 2015 were due, among other factors, to the following:

•	As of March 31, 2015, fifteen of the sixteen Hennessy Funds had positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Net inflows for the six months ended March 31, 2015 were led by the Hennessy Equity and Income Fund ($131 million), the Hennessy Mid Cap 30 Fund ($96 million), and the Hennessy Focus Fund ($52 million).

•	The Hennessy Gas Utility Fund was a 2014 Lipper Fund Award winner in the Utilities category, and a 2015 Lipper Fund Award winner for 5-year risk-adjusted performance. 2015 marks the fourth consecutive year that the Fund has received the 5-year performance award from this prestigious organization.

•	The continuation and expansion of our marketing and distribution program, including the following:

•	a rigorous public relations program, with the Hennessy name appearing in financial press, on TV and on radio on average once every two days;

•	a comprehensive and consistent marketing and communications program targeted to over 125,000 financial advisors and to retail clients and prospects;

•	expanding relationships with over 16,000 registered investment advisors and over 300,000 account holders nationwide;

•	a growing team of dedicated sales/relationship managers who work with financial advisors daily; and

•	a national accounts outreach team dedicated to developing, maintaining and broadening relationships with national and regional distribution partners and key clients.

The Company had contractual expense ratio limitations, but they have all expired or terminated as of February 28, 2015. In the six-months ended March 31, 2015, the Company waived $0.02 million in fees related to the expense ratio limitations. The Company has not waived fees in the past (other than for contractual expense ratio limitations).

Operating and Other Expenses

Total operating expenses increased 21.4% to $12.1 million in the six months ended March 31, 2015, from $10.0 million in the prior comparable period. The increase is due primarily to increases in employee expense and marketing and sales expense resulting from increased assets under management. As a percentage of total revenue, total operating expenses decreased 1.8 percentage points to 59.7% in the six months ended March 31, 2015, as compared to 61.5% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 20.1% to $4.4 million in the six months ended March 31, 2015, from $3.6 million in the prior comparable period. The increase is primarily due to increased employment in marketing and finance necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense decreased 0.9 percentage points to 21.6% for the six months ended March 31, 2015, compared to 22.5% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 17.4% to $2.6 million in the six months ended March 31, 2015, from $2.3 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 0.9 percentage points to 13.0% in the six months ended March 31, 2015, from 13.9% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expenses increased 47.8% to $1.6 million in the six months ended March 31, 2015, from $1.1 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 1.2 percentage points to 8.0% for the six months ended March 31, 2015, compared to 6.8% in the prior comparable period.

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

The increased costs in the current period are due to an increase in the average daily net asset values of the Hennessy Funds held through mutual fund platforms as a percentage of average daily net assets of the Hennessy Funds in total. For the six months ended March 31, 2015, the average daily net asset values of the Hennessy Funds held on two main platforms increased by over 48% from the prior comparable period. The incremental assets purchased by investors through the mutual fund platforms are not as profitable as those purchased in direct shareholder accounts because of the participation fees paid on assets held in the various mutual fund platforms.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 16.6% to $3.3 million in the six months ended March 31, 2015, from $2.9 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 1.2 percentage points to 16.4% for the six months ended March 31, 2015, compared to 17.6% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 8.3% to $0.13 million in the six months ended March 31, 2015, from $0.12 million in the prior comparable period. The increase is partially a result of additional amortization expense related to $0.38 million in additional capitalized loan amendment fees, and partially a result of a higher fixed asset base for the six months ended March 31, 2015 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7% compared to the prior comparable period.

Interest Expense: Interest expense decreased 3.4% to $0.51 million in the six months ended March 31, 2015, from $0.53 million in the prior comparable period. The decrease is due to principal payments of $3.8 million since the prior comparable period. As a percentage of total revenue, interest expense decreased 0.8 percentage points to 2.5% for the six months ended March 31, 2015, compared to 3.3% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 20.0% to $3.0 million in the six months ended March 31, 2015, from $2.5 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense decreased 0.6 percentage points to 14.8% for the six months ended March 31, 2015, compared to 15.4% in the prior comparable period.

Net Income

Net income increased by 44.9% to $4.7 million in the six months ended March 31, 2015, from $3.2 million in the prior comparable period, as a result of the factors discussed above.

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

Total assets under management as of March 31, 2015 were $6.13 billion, an increase of $1.36 billion, or 28.4%, from $4.77 billion as of the end of the prior comparable period. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets and management contracts purchased totaled $62.7 million as of March 31, 2015. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2015, we had cash and cash equivalents of $9.2 million, which is sufficient for the next twelve months of operations.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2015 and 2014:

	For the Six Months
	Ended March 31,
	(unaudited, in thousands)
	2015	2014
Cash flow data:
Operating cash flows	$4,149	$3,687
Investing cash outflows	(59)	(19,224)
Financing cash outflows	(2,538)	11,232

Net increase (decrease) in cash and cash equivalents	$1,552	$(4,305)

The increase in cash provided by operating activities of $0.5 million is due to increased revenue as a result of both increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds.

The decrease in cash used in investing activities of $19.2 million is tied to the payment related to the purchase of assets related to the management of the FBR Funds made in the prior period.

The decrease in cash provided by financing activities of $13.8 million is due to the increase in the principal amount of our loan agreement to finance the contingent payment for the purchase of assets related to the management of the FBR Funds in the prior period. Due to the increase in the loan, we also have higher monthly principal payments in the current period as compared to the prior comparable period. See below for a discussion of the loan agreement.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of March 31, 2015. As of March 31, 2015, we had $25.8 million outstanding under our bank loan.

Item 4.     Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II: OTHER INFORMATION

Item 6.     Exhibits

3.1	Amended and Restated Articles of Incorporation

3.2	Third Amended and Restated Bylaws (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-201934) filed February 6, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: May 5, 2015	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation

3.2	Third Amended and Restated Bylaws (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2015, filed on May 5, 2015, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-201934) filed February 6, 2015.