Form 10-Q
period 2015-06-30
HENNESSY ADVISORS INC
filed 2015-08-03
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 20, 2015, there were 6,025,377 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,865	$7,645
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	3,962	3,142
Prepaid expenses	1,200	601
Deferred income tax asset	314	342
Other accounts receivable	316	444

Total current assets	19,664	12,181

Property and equipment, net of accumulated depreciation of $687 and $554, respectively	222	240
Management contracts	62,526	62,489
Deferred offering costs	12	—
Other assets, net of accumulated amortization of $307 and $242, respectively	340	405

Total assets	$82,764	$75,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$4,372	$3,538
Income taxes payable	958	—
Deferred rent	111	142
Current portion of long-term debt	3,750	3,750

Total current liabilities	9,191	7,430

Long-term debt, net of current portion	20,159	22,972
Deferred income tax liability	8,532	7,499

Total liabilities	37,882	37,901

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 6,025,373 shares issued and outstanding at June 30, 2015 and 6,019,276 at September 30, 2014	11,399	10,852
Retained Earnings	33,483	26,562

Total stockholders’ equity	44,882	37,414

Total liabilities and stockholders’ equity	$82,764	$75,315

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2015	2014	2015	2014
Revenue
Investment advisory fees	$10,622	$8,550	$30,021	$24,326
Shareholder service fees	1,346	234	2,239	689

Total revenue	11,968	8,784	32,260	25,015

Operating expenses
Compensation and benefits	2,628	1,814	7,007	5,460
General and administrative	1,191	1,085	3,839	3,340
Mutual fund distribution	480	619	2,100	1,715
Sub-advisor fees	1,923	1,492	5,256	4,351
Amortization and depreciation	67	61	197	181

Total operating expenses	6,289	5,071	18,399	15,047

Operating income	5,679	3,713	13,861	9,968

Interest expense	242	280	756	812
Other income, net	—	(1)	(1)	(1)

Income before income tax expense	5,437	3,434	13,106	9,157

Income tax expense	2,134	1,389	5,143	3,896

Net income	$3,303	$2,045	$7,963	$5,261

Earnings per share:
Basic	$0.57	$0.35	$1.36	$0.90

Diluted	$0.56	$0.35	$1.34	$0.89

Weighted average shares outstanding:
Basic	5,776,116	5,766,376	5,861,921	5,834,073

Diluted	5,855,397	5,821,722	5,961,096	5,881,556

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2015

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity

Balance at September 30, 2014	6,019,276	$10,852	$26,562	$37,414

Net income	—	—	7,963	7,963

Dividends paid	—	—	(1,024)	(1,024)

Employee restricted stock vested	7,825	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(1,730)	(16)	(18)	(34)

Equity issued pursuant to direct stock purchase plan	2	—	—	—

Deferred restricted stock unit compensation	—	498	—	498

Tax effect of restricted stock vesting	—	65	—	65

Balance at June 30, 2015	6,025,373	$11,399	$33,483	$44,882

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,963	$5,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	181
Deferred income taxes	1,061	1,201
Tax effect from restricted stock units and stock options	65	334
Restricted stock units repurchased for employee tax withholding	(34)	(1,004)
Deferred restricted stock unit compensation	498	147
Deferred rent	(31)	39

(Increase) decrease in operating assets:
Investment fee income receivable	(820)	(592)
Prepaid expenses	(599)	87
Other accounts receivable	128	(9)
Other assets	—	(184)
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	834	666
Income taxes payable	958	(44)

Net cash provided by operating activities	10,220	6,083

Cash flows used in investing activities:
Purchases of property and equipment	(114)	(79)
Deferred offering costs	(12)	—
Payments related to acquisition of management contracts	(37)	(19,152)

Net cash used in investing activities	(163)	(19,231)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(2,813)	(2,494)
Proceeds from amended bank loan	—	13,287
Loan fee payments and other acquisition costs related to amended bank loan	—	(153)
Proceeds from exercise of employee stock options	—	1,258
Dividend payments	(1,024)	(658)

Net cash provided by (used in) financing activities	(3,837)	11,240

Net increase (decrease) in cash and cash equivalents	6,220	(1,908)

Cash and cash equivalents at the beginning of the period	7,645	8,406

Cash and cash equivalents at the end of the period	$13,865	$6,498

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$3,624	$2,546

Interest	$765	$777

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2015, the Company’s operating results for the three and nine months ended June 30, 2015 and 2014, and the Company’s cash flows for the nine months ended June 30, 2015 and 2014. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The Company’s operating activities consist primarily of providing investment advisory services to sixteen open-end mutual funds commonly referred to as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to the entire family of Hennessy Funds. Prior to March 1, 2015, the Company only earned shareholder servicing fees from some of the Hennessy Funds.

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

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of June 30, 2015, the Company has never voluntarily waived fees.

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

In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of June 30, 2015, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of June 30, 2015.

(3) Investment Advisory Agreements

The Company has management contracts with Hennessy Funds Trust, under which it provides investment advisory services to all classes of the sixteen Hennessy Funds.

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

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the Board of Trustees of Hennessy Funds Trust. The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts, except that the sub-advisory agreement for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund have an initial period of two years, which commenced on February 28, 2014, to be renewed annually thereafter.

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

The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company is in compliance with the loan covenants as of June 30, 2015 and September 30, 2014.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $376,226. These costs are included in other assets and the balance is being amortized on a straight-line basis over 60 months. Amortization expense during the three-month periods ended June 30, 2015 and 2014 was unchanged at $21,624 for each period. Amortization expense during the nine-month periods ended June 30, 2015 and 2014 was $64,871 and $61,703, respectively. The unamortized balance of the loan fees was $201,822 as of June 30, 2015.

(5) Income Taxes

The Company’s effective tax rates for the nine months ended June 30, 2015 and 2014 were 39.2% and 42.5%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective tax rate was higher for the period ended June 30, 2014 as a result of a one-time tax charge to true-up the prior year tax provision due to the inability to deduct for income tax purposes certain compensation expenses under Section 162(m) of the United States Internal Revenue Code of 1986, as amended.

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

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and nine months ended June 30, 2015.

Quarterly cash dividends of $0.05, $0.06 and $0.06 per share, respectively, were paid on December 8, 2014 to shareholders of record as of November 14, 2014; on March 9, 2015 to shareholders of record as of February 13, 2015; and on June 12, 2015 to shareholders of record as of May 20, 2015.

A quarterly cash dividend of $0.06 per share will be paid on September 10, 2015 to shareholders of record as of August 18, 2015.

(7) Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 62,500 RSUs granted during the nine months ended June 30, 2015 under the Plan and 32,800 granted during the nine months ended June 30, 2014 under the 2013 Omnibus Incentive Plan. RSU activity for the nine months ended June 30, 2015 was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2015
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2014	112,963	$12.53

Granted	62,500	17.46

Vested (1)	(36,577)	13.61

Forfeited	(600)	9.01

Non-vested Balance at June 30, 2015	138,286	$14.49

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 6,095 shares of common stock issued for restricted stock units vested in the nine months ended June 30, 2015.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2015
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$4,859

Compensation expense recognized through June 30, 2015	(2,856)

Unrecognized compensation expense related to RSU’s at June 30, 2015	$2,003

As of June 30, 2015, there was $2.0 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.9 years.

(8) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter.

We also have an office located at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110, where we occupy approximately 670 square feet and have the right to use all common areas. The initial term of our lease expires on November 30, 2015, but will automatically renew for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date.

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

As of June 30, 2015, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

(9) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of June 30, 2015:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total

Money market fund deposits	$10,942	$—	$—	$10,942
Mutual fund investments	7	—	—	7

Total	$10,949	$—	$—	$10,949

Amounts included in:
Cash and cash equivalents	$10,942	$—	$—	$10,942
Investments in marketable securities	7	—	—	7

Total	$10,949	$—	$—	$10,949

(10) New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, it will replace most existing revenue recognition guidance in GAAP. The effective date for the new standard has been deferred to apply to annual periods beginning after December 15, 2017, including interim periods within that reporting period (the Company’s first quarter of fiscal year 2019). The adoption of this standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the nine months ended June 30, 2015 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while domestic economic conditions have stabilized, the anticipated rise in short-term interest rates and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high quality customer service to investors.

Our business strategy centers on (i) the identification, completion and integration of future acquisitions and (ii) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Overview

Our primary operating activity is providing investment advisory services to sixteen open-end mutual funds commonly referred to as the Hennessy Funds. We also provide shareholder services to the Hennessy Funds, but have only earned shareholder service fees from all of (instead of some of) the Hennessy Funds since March 1, 2015. Our operating revenue is derived from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds. The percentage amount of the investment advisory fees vary from fund to fund, but the percentage of the amount of shareholder service fees is consistent across all funds. The dollar amount of the fees we receive fluctuate with changes in the average net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of the fund’s shares, general market conditions and the success of our marketing, sales, and public relations efforts.

U.S. equity markets were volatile during the nine-month period ended June 30, 2015, but ended the period with moderate gains. Swings in equity indices were due in large part to uncertainty regarding the timing and magnitude of a rise in short-term interest rates currently being contemplated by the Federal Reserve. Although economic growth slowed somewhat during the period, corporate merger activity and lower energy costs buoyed stock prices.

U.S. bond prices rallied strongly at the beginning of the period when yields dropped in response to a steep drop in oil prices and signs of slower economic activity. Bond prices slipped in the second half of the period as energy prices recovered and evidence of stronger economic activity materialized.

The Japanese equity market performed strongly over the nine months ended June 30, 2015, driven by aggressive monetary easing by the Bank of Japan, optimism regarding economic and financial reforms and strong export growth as a result of the weaker yen.

In the midst of these market conditions, 13 of the 16 Hennessy Funds posted positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods as of June 30, 2015.

We also continued our marketing and sales efforts during the nine months ended June 30, 2015. We consistently target over 125,000 financial advisors through our marketing and sales program, and currently have 16,000 investment advisors who utilize at least one of the Hennessy Funds for their clients. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 300,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy name appearing in financial press, on TV or on radio an average of once every two days.

We believe our recent marketing, sales and public relations efforts, as well as the positive performance of the majority of the Hennessy Funds for the periods ended June 30, 2015, have helped generate inflows into the Hennessy Funds. Total assets under management as of June 30, 2015 were $6.07 billion, an increase of 12.9%, or $694 million, from $5.38 billion as of June 30, 2014 (the end of the prior comparable period). The increase in total assets is attributable to net inflows into the Hennessy Funds of $441 million and to market appreciation of $253 million.

The following table illustrates the changes in total assets under management from June 30, 2014 through June 30, 2015:

	Total Assets Under Management
	At Each Quarter End, June 30, 2014 through June 30, 2015
	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015
	(In Thousands)
Beginning assets under management	$4,774,229	$5,380,831	$5,520,802	$5,940,055	$6,131,190

Organic inflows	599,016	522,008	491,228	607,770	495,900

Redemptions	(320,580)	(329,915)	(410,980)	(485,811)	(449,524)

Market appreciation (depreciation)	328,166	(52,122)	339,005	69,176	(102,661)

Ending assets under management	$5,380,831	$5,520,802	$5,940,055	$6,131,190	$6,074,905

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2015, this asset had a net balance of $62.5 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2015, this liability had a balance of $23.9 million.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$10,622	88.8%	$8,550	97.3%
Shareholder service fees	1,346	11.2	234	2.7

Total revenue	11,968	100.0	8,784	100.0

Operating expenses:
Compensation and benefits	2,628	22.0	1,814	20.7
General and administrative	1,191	10.0	1,085	12.4
Mutual fund distribution	480	4.0	619	7.0
Sub-advisor fees	1,923	16.1	1,492	17.0
Amortization and depreciation	67	0.4	61	0.6

Total operating expenses	6,289	52.5	5,071	57.7

Operating income	5,679	47.5	3,713	42.3

Interest expense	242	2.1	280	3.2
Other income, net	—	—	(1)	(0.0)

Income before income tax expense	5,437	45.4	3,434	39.1

Income tax expense	2,134	17.8	1,389	15.8

Net income	$3,303	27.6%	$2,045	23.3%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 36.2% from the prior comparable period to $12.0 million in the three months ended June 30, 2015. Investment advisory fees increased 24.2% from the prior comparable period to $10.6 million in the three months ended June 30, 2015. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2015 increased by $1.18 billion, or 23.5%, to $6.18 billion, versus the prior comparable period. We earned investment advisory fees from all of the Hennessy Funds in the three months ended June 30, 2015 and in the prior comparable period. Shareholder service fees increased 475.2% from the prior comparable period to $1.3 million in the three months ended June 30, 2015. The increase in shareholder service fees is due both to increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds in the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates range between 0.40% and 1.20% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three months ended June 30, 2015 was the Hennessy Gas Utility Fund, with $2.11 billion. The Company collects an investment advisory fees from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2015 was the Hennessy Focus Fund, with $1.78 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, for the Hennessy Focus Fund, the Company pays a sub-advisory fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations.

Total assets under management as of June 30, 2015 were $6.07 billion, a decrease of 0.9% or $56 million, compared with $6.13 billion as of March 31, 2015. The decrease in total assets under management over the three months ended June 30, 2015 was due to market depreciation of $103 million, partly offset by net inflows into the Hennessy Funds of $46 million. Net inflows for the three months ended June 30, 2015 were led by the Hennessy Mid Cap 30 Fund ($130 million), the Hennessy Focus Fund ($105 million), and the Hennessy Japan Fund ($21 million). Redemptions as a percentage of assets under management increased from an average of 2.2% per month during the three months ended June 30, 2014 to 2.4% per month during the three months ended June 30, 2015.

Operating and Other Expenses

Total operating expenses increased 24.0% to $6.3 million in the three months ended June 30, 2015, from $5.1 million in the prior comparable period. The increase is due primarily to increases in employee expense and marketing and sales expense resulting from increased assets under management, but was partially offset by a decrease in mutual fund distribution expense resulting from the implementation of a distribution plan for the Hennessy Gas Utility Fund. As a percentage of total revenue, total operating expenses decreased 5.2 percentage points to 52.5% in the three months ended June 30, 2015, as compared to 57.7% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 44.9% to $2.6 million in the three months ended June 30, 2015, from $1.8 million in the prior comparable period. The increase is primarily due to increased employment in marketing and finance necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.3 percentage points to 22.0% for the three months ended June 30, 2015, compared to 20.7% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 9.8% to $1.2 million in the three months ended June 30, 2015, from $1.1 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 2.4 percentage points to 10.0% in the three months ended June 30, 2015, from 12.4% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 22.5% to $0.5 million in the three months ended June 30, 2015, from $0.6 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 3 percentage points to 4% for the three months ended June 30, 2015, compared to 7% in the prior comparable period ended June 30, 2014.

Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. When the Hennessy Funds are purchased directly, no such expense is incurred. These fees increase or decrease in line with the net asset values of the Hennessy Funds held through these financial institutions, which can be affected by inflows, outflows and market performance.

The decrease in mutual fund distribution expense in the current three-month period is due to the implementation of a Distribution (Rule 12b-1) Plan for the Hennessy Gas Utility Fund as of March 1, 2015, which charges the Fund an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. The distribution plan therefore allows the Fund to use the distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, beginning March 1, 2015, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the Hennessy Gas Utility Fund pursuant to the distribution plan.

The decrease in mutual fund distribution expense as a result of the implementation of a distribution plan for the Hennessy Gas Utility Fund was slightly offset by an increase in mutual fund distribution expense for the other Hennessy Funds due to an increase in the average daily net assets of the Hennessy Funds held through financial institutions as a percentage of average daily net assets of the Hennessy Funds in total. For the three months ended June 30, 2015, the average daily net assets of the Hennessy Funds held through financial institutions increased to 84.5% of total average daily net assets of the Hennessy Funds compared to 82.6% for the prior comparable period ended June 30, 2014.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 28.9% to $1.9 million in the three months ended June 30, 2015, from $1.5 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 0.9 percentage points to 16.1% for the three months ended June 30, 2015, compared to 17.0% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 9.8% to $0.07 million in the three months ended June 30, 2015, from $0.06 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended June 30, 2015 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.2 percentage points to 0.4% for the three months ended June 30, 2015, compared to 0.6% in the prior comparable period.

Interest Expense: Interest expense decreased 13.6% to $0.24 million in the three months ended June 30, 2015, from $0.28 million in the prior comparable period. The decrease is due to $3.8 million in principal loan payments since the prior comparable period. As a percentage of total revenue, interest expense decreased 1.1 percentage points to 2.1% for the three months ended June 30, 2015, compared to 3.2% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 53.6% to $2.1 million in the three months ended June 30, 2015, from $1.4 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 2.0 percentage points to 17.8% for the three months ended June 30, 2015, compared to 15.8% in the prior comparable period.

Net Income

Net income increased by 61.5% to $3.3 million in the three months ended June 30, 2015, from $2.0 million in the prior comparable period, as a result of the factors discussed above.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
		2015	2014
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$30,021	93.1%	$24,326	97.2%
Shareholder service fees	2,239	6.9	689	2.8

Total revenue	32,260	100.0	25,015	100.0

Operating expenses:
Compensation and benefits	7,007	21.7	5,460	21.8
General and administrative	3,839	11.9	3,340	13.4
Mutual fund distribution	2,100	6.5	1,715	6.9
Sub-advisor fees	5,256	16.3	4,351	17.4
Amortization and depreciation	197	0.6	181	0.7

Total operating expenses	18,399	57.0	15,047	60.2

Operating income	13,861	43.0	9,968	39.8

Interest expense	756	2.4	812	3.2
Other income, net	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	13,106	40.6	9,157	36.6

Income tax expense	5,143	15.9	3,896	15.6

Net income	$7,963	24.7%	$5,261	21.0%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 29.0% from the prior comparable period to $32.3 million in the nine months ended June 30, 2015. Investment advisory fees increased 23.4% from the prior comparable period to $30.0 million in the nine months ended June 30, 2015. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the nine months ended June 30, 2015, increased by $1.3 billion, or 28.2%, to $5.9 billion versus the prior comparable period. We earned investment advisory fees from all of the Hennessy Funds in the nine months ended June 30, 2015 and in the prior comparable period. Shareholder service fees increased 225.0% from the prior comparable period to $2.2 million in the nine months ended June 30, 2015. The increase in shareholder service fees is due both to increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds in the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates range between 0.40% and 1.20% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the nine months ended June 30, 2015 was the Hennessy Gas Utility Fund, with $2.20 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2015 was the Hennessy Focus Fund, with $1.64 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, for the Hennessy Focus Fund, the Company pays a sub-advisory fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations.

Total assets under management as of June 30, 2015 were $6.07 billion, an increase of 10% or $554 million, compared with $5.52 billion as of September 30, 2014. The increase in total assets under management over the nine months ended June 30, 2015 was due to net inflows into the Hennessy Funds of $249 million and market appreciation of $305 million. Net inflows for the nine months ended June 30, 2015 were led by the Hennessy Mid Cap 30 Fund ($226 million), the Hennessy Focus Fund ($156 million), and the Hennessy Equity and Income Fund ($121 million). Redemptions as a percentage of assets under management increased from an average of 2.2% per month during the nine months ended June 30, 2014 to 2.5% per month during the nine months ended June 30, 2015.

Operating and Other Expenses

Total operating expenses increased 22.3% to $18.4 million in the nine months ended June 30, 2015, from $15.0 million in the prior comparable period. The increase is due primarily to increases in employee expense and marketing and sales expense resulting from increased assets under management. As a percentage of total revenue, total operating expenses decreased 3.2 percentage points to 57.0% in the nine months ended June 30, 2015, as compared to 60.2% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 28.3% to $7.0 million in the nine months ended June 30, 2015, from $5.5 million in the prior comparable period. The increase is primarily due to increased employment in marketing and finance necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense decreased 0.1 percentage points to 21.7% for the nine months ended June 30, 2015, compared to 21.8% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 14.9% to $3.8 million in the nine months ended June 30, 2015, from $3.3 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 1.5 percentage points to 11.9% in the nine months ended June 30, 2015, from 13.4% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense increased 22.4% to $2.1 million in the nine months ended June 30, 2015, from $1.7 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 0.4 percentage points to 6.5% for the nine months ended June 30, 2015, compared to 6.9% in the prior comparable period.

Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges us an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. When the Hennessy Funds are purchased directly, no such expense is incurred. These fees increase or decrease in line with the net asset values of the Hennessy Funds held through these financial institutions, which can be affected by inflows, outflows and market performance.

The increase in mutual fund distribution expense in the current nine-month period is due to an increase in the average daily net assets of the Hennessy Funds held through financial institutions as a percentage of average daily net assets of the Hennessy Funds in total. For the nine months ended June 30, 2015, the average daily net assets of the Hennessy Funds held through financial institutions increased to 84.3% of total average daily net assets of the Hennessy Funds compared to 82.8% for the prior comparable period ended June 30, 2014.

This increase in mutual fund distribution expense was partially offset by the implementation of a Distribution (Rule 12b-1) Plan for the Hennessy Gas Utility Fund as of March 1, 2015, which charges the Fund an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. The distribution plan allows the Fund to use the distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, beginning March 1, 2015, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the Hennessy Gas Utility Fund pursuant to the distribution plan.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 20.8% to $5.3 million in the nine months ended June 30, 2015, from $4.4 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 1.1 percentage points to 16.3% for the nine months ended June 30, 2015, compared to 17.4% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 8.8% to $0.20 million in the nine months ended June 30, 2015, from $0.18 million in the prior comparable period. The increase is mainly a result of a higher fixed asset base for the nine months ended June 30, 2015 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.1 percentage points to 0.6% for the nine months ended June 30, 2015, compared to 0.7% in the prior comparable period.

Interest Expense: Interest expense decreased 6.9% to $0.76 million in the nine months ended June 30, 2015, from $0.81 million in the prior comparable period. The decrease is due to $3.8 million in principal payments since the prior comparable period. As a percentage of total revenue, interest expense decreased 0.8 percentage points to 2.4% for the nine months ended June 30, 2015, compared to 3.2% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 32.0% to $5.1 million in the nine months ended June 30, 2015, from $3.9 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 0.3 percentage points to 15.9% for the nine months ended June 30, 2015, compared to 15.6% in the prior comparable period.

Net Income

Net income increased by 51.4% to $8.0 million in the nine months ended June 30, 2015, from $5.3 million in the prior comparable period, as a result of the factors discussed above.

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

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees from the Hennessy Funds by, among other things, managing the composition of each Hennessy Fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the applicable Hennessy Fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each applicable Hennessy Fund’s investment restrictions and applicable laws and regulations, overseeing service providers (including sub-advisors), maintaining an in-house public relations and marketing program for each of the Hennessy Funds, preparing and distributing regulatory reports, and overseeing distribution through third-party financial intermediaries. We earn our shareholder service fees from the Hennessy Funds by, among other things, maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the Financial Accounting Standards Board (“FASB”) guidance on revenue recognition, we recognize fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

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

Total assets under management as of June 30, 2015 were $6.07 billion, an increase of $694 million, or 12.9%, from $5.38 billion as of the end of the prior comparable period. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets and management contracts purchased totaled $62.7 million as of June 30, 2015. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2015, we had cash and cash equivalents of $13.9 million, which is sufficient for the next twelve months of operations.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2015 and 2014:

	For the Nine Months Ended June 30,
	(unaudited, in thousands)
	2015	2014

Cash flow data:
Operating cash flows	$10,220	$6,083
Investing cash outflows	(163)	(19,231)
Financing cash inflows (outflows)	(3,837)	11,240

Net increase (decrease) in cash and cash equivalents	$6,220	$(1,908)

The increase in cash provided by operating activities of $4.1 million is mainly due to increased revenue as a result of both increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds. Additionally, income taxes payable increased by $1.0 million, adding to the increase in operating cash flows.

The decrease in cash used in investing activities of $19.1 million is tied to the payment related to the purchase of assets related to the management of the FBR Funds made in the prior period.

The decrease in cash provided by financing activities of $15.1 million is due to the increase in the principal amount of our loan agreement to finance the contingent payment for the purchase of assets related to the management of the FBR Funds in the prior period. Due to the increase in the loan, we also have higher monthly principal payments in the current period as compared to the prior comparable period. See below for a discussion of the loan agreement.

We have an outstanding bank loan with U.S. Bank National Association. On October 26, 2012, the loan, which then had an outstanding principal balance of $1.9 million, was amended and restated to provide an additional $16.3 million to purchase the assets related to the management of the FBR Funds. The balance of the loan immediately following the amendment and restatement was $18.4 million. On November 1, 2013, in connection with the contingent payment for the purchase of assets related to the FBR Funds, the Company entered into an amendment to the loan agreement with U.S Bank National Association that increased its total outstanding loan balance by $13.3 million to $30.0 million. The amended loan agreement requires 47 monthly payments in the amount of $312,500 plus interest at the bank’s prime rate (currently 3.25%, in effect since December 17, 2008) plus 0.75% (for an effective interest rate of 4.00%) and is secured by the Company’s assets. The final installment of the then-outstanding principal and interest is due October 26, 2017. The amended loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants as of June 30, 2015. As of June 30, 2015, we had $23.9 million outstanding under our bank loan.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II: OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2015, filed on August 3, 2015, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date:	August 3, 2015	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice
President, Chief Financial Officer
and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2015, filed on August 3, 2015, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.