Form 10-K
period 2015-09-30
HENNESSY ADVISORS INC
filed 2015-11-30
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-36423

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Blvd., Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip Code)

(415) 899-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $20.25 on March 31, 2015, was $70,803,214.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 30, 2015 there were 5,065,203 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2015

Table of Contents:

PART I

ITEM 1.	BUSINESS

GENERAL

We are a publicly traded investment management firm whose primary business activity is managing, servicing and marketing 16 open-end mutual funds branded as the Hennessy Funds. We are committed to employing a consistent and repeatable investment process for the Hennessy Funds, combining time-tested stock selection strategies with a highly disciplined, team-managed approach, and to providing superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised, with their best interest in mind. Our firm was founded on these principles over 26 years ago and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds. We also provide shareholder services to the Hennessy Funds, but we have only earned shareholder service fees from all of (instead of some of) the Hennessy Funds since March 1, 2015. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports, and overseeing distribution through third party financial intermediaries. Shareholder services include maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management rise or fall. The percentage amount of the investment advisory fees vary from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds.

For six of the Hennessy Funds acquired through asset purchases, we have delegated the day-to-day portfolio management responsibilities to sub-advisors. In exchange for these sub-advisory services, we pay each sub-advisor a fee out of our own assets, which is calculated as a percentage of the average daily net asset values of the sub-advised funds. Accordingly, the sub-advisor fees we pay increase or decrease as our average assets under management in our sub-advised funds increases or decreases, respectively.

Our average assets under management for the fiscal year ended September 30, 2015 were $6.0 billion. As of the end of our fiscal year, our total assets under management were $6.0 billion, an increase of 1,500% from $375 million as of the end of our first fiscal year as a public company, which was September 30, 2002.

Our business strategy centers on (i) organic growth through our marketing and sales efforts and (ii) growth through the strategic purchases of management-related assets.

RECENT DEVELOPMENT

In September 2015, we completed a self-tender offer pursuant to which we repurchased from our shareholders an aggregate of 1,000,000 shares of our common stock at a purchase price of $25.00 per share, for an aggregate cost of approximately $25 million, excluding fees and expenses related to the self-tender offer. We financed this self-tender offer with available cash from our balance sheet and by refinancing and expanding our prior loan agreement. See Footnote 7 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K for more detail on our new term loan agreement.

We may purchase additional shares in the future in the open market, subject to market conditions, and in private transactions, tender offers or otherwise. Whether we make additional repurchases in the future will depend on many factors, including the number of shares purchased in our recently completed self-tender offer, our business and financial performance and situation, the business and market conditions at the time, including the price of the shares, and other factors we consider relevant.

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

2011	In October, we reorganized the assets of the Hennessy Cornerstone Growth, Series II Fund into the Hennessy Cornerstone Growth Fund.

2012	In October, we purchased the assets related to the management of ten funds previously managed by FBR Fund Advisers (the “FBR Funds”). We reorganized the assets of three of the FBR Funds into our existing Hennessy Funds and changed the fund names of the other seven FBR Funds to become part of our product offerings. In conjunction with the completion of the transaction, Broad Run Investment Management, LLC became the sub-advisor to the Hennessy Focus Fund, Financial Counselors, Inc. became the sub-advisor to the Hennessy Equity and Income Fund (fixed income sleeve) and the Hennessy Core Bond Fund, and The London Company of Virginia, LLC became the sub-advisor to the Hennessy Equity and Income Fund (equity sleeve). The amount of the purchased assets as of the closing date was approximately $2.2 billion. Immediately following completion of the purchase, we managed 16 Hennessy Funds, our total assets under management were approximately $3.1 billion and our total number of shareholders was approximately 180,000.

In December, we closed the Hennessy Micro Cap Growth Fund, LLC.

2014	In April, our common stock began trading on The NASDAQ Capital Market.

2015	In September, we completed a self-tender offer, under which we repurchased 1,000,000 shares of our common stock at $25.00 per share.

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

We manage 16 mutual funds that have each been categorized as Domestic Equity, Balanced and Fixed Income, or Sector and Specialty, as shown below:

The Hennessy Funds’ Family

Domestic Equity	Balanced and Fixed Income	Sector and Specialty

Hennessy Cornerstone Growth Fund	Hennessy Equity and Income Fund	Hennessy Gas Utility Fund

Hennessy Focus Fund	Hennessy Balanced Fund	Hennessy Small Cap Financial Fund

Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Core Bond Fund	Hennessy Large Cap Financial Fund

Hennessy Cornerstone Large Growth Fund		Hennessy Technology Fund

Hennessy Cornerstone Value Fund		Hennessy Japan Fund

Hennessy Large Value Fund		Hennessy Japan Small Cap Fund

Hennessy Total Return Fund

Domestic Equity Funds

Seven of the Hennessy Funds are categorized as Domestic Equity products. Of those seven funds, five utilize a quantitative investment strategy and two are actively managed, but they all employ a highly disciplined, team-managed approach to investing. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Domestic Equity product category:

•	Hennessy Cornerstone Growth Fund (investor class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks using a highly-disciplined, quantitative formula. While a majority of the companies generally selected by the Cornerstone Growth formula are small capitalization companies, the Cornerstone Growth formula may also select mid- and large-cap companies. This fund screens for stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 common stocks with the highest one-year price appreciation.

•	Hennessy Focus Fund (investor class symbol HFCSX and institutional class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by employing a fundamental, bottom-up investment approach that concentrates the fund’s holdings in companies most attractive to its portfolio managers. The Fund seeks high quality, growth-oriented companies with demonstrated strong competitive positions, predictable cash earnings growth, high return on invested capital, excellent management, and modest valuation. It maintains a concentrated portfolio of 20 to 30 stocks that are conviction-weighted with 60-80% of the fund’s assets invested in the fund’s top 10 holdings.

•

Hennessy Cornerstone Mid Cap 30 Fund (investor class symbol HFMDX and institutional class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies using a highly disciplined, quantitative formula. This fund screens for stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (“ADRs”), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation, or positive relative strength, over the three- and six-month periods. The fund then invests in the 30 common stocks with the highest one-year price appreciation.

•	Hennessy Cornerstone Large Growth Fund (investor class symbol HFLGX and institutional class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a highly disciplined, quantitative formula. This fund screens for stocks with a market capitalization exceeding the average of the relevant database, excluding ADRs, a price-to-cash flow ratio less than the median of the relevant database, and positive total capital. The fund then invests in the 50 common stocks with the highest one-year return on total capital.

•	Hennessy Cornerstone Value Fund (investor class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies using a highly disciplined, quantitative formula. This fund screens for stocks with a market capitalization that exceeds the average of the relevant database, shares outstanding that exceeds the average of the relevant database, cash flow that exceeds the average of the relevant database, and 12-month sales that are 50% greater than the average of the relevant database. The fund then invests in the 50 common stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

•	Hennessy Large Value Fund (investor class symbol HLVFX and institutional class symbol HLVIX). The Hennessy Large Value Fund seeks long-term growth of capital and current income by investing in common stock that are considered to be undervalued. Specifically, the fund invests in stocks that its portfolio managers consider to be undervalued based on earnings, dividends or assets or other widely recognized stock valuation measurements and that also have sound businesses with good future potential based on their fundamental characteristics.

•	Hennessy Total Return Fund (investor class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

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

Sector and Specialty Funds

Six of the Hennessy Funds are categorized as Sector and Specialty products. Of those six funds, one is designed as an index fund and the other five are actively managed, but they all focus on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•	Hennessy Gas Utility Fund (investor class symbol GASFX). The Hennessy Gas Utility Fund seeks income and capital appreciation by investing in the companies that deliver natural gas and are members of the American Gas Association (“AGA”). The fund owns all of the publicly-traded companies that comprise the AGA Stock Index, which is market cap weighted and adjusted for the percentage of natural gas assets on each company’s balance sheet.

•	Hennessy Small Cap Financial Fund (investor class symbol HSFNX and institutional class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in small-cap companies principally engaged in the business of providing financial services. This fund invests in financial services companies with market capitalizations under $3 billion that the portfolio managers believe demonstrate a high quality management team with a long-term view, a well-balanced and uncomplicated business model, a conservative lending culture with high quality liabilities, sustainable earnings growth opportunities, a low-cost operating structure, and attractive valuations relative to the industry.

•	Hennessy Large Cap Financial Fund (investor class symbol HLFNX and institutional class symbol HILFX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in large capitalization companies principally engaged in the business of providing financial services. This fund invests in financial services companies with market capitalizations over $3 billion that the portfolio managers believe demonstrate a high quality management team with a long-term view, a well-balanced and uncomplicated business model, a conservative lending culture with high quality liabilities, sustainable earnings growth opportunities, a low-cost operating structure, and attractive valuations relative to the industry.

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

•	Hennessy Japan Fund (investor class symbol HJPNX and institutional class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in securities of Japanese companies regardless of market capitalization. This fund screens for companies that the portfolio managers believe have strong business and management, and are trading at an attractive price, thus identifying stocks with a “value gap.” The portfolio is limited to its portfolio managers’ best ideas, and has a concentrated number of holdings.

•	Hennessy Japan Small Cap Fund (investor class symbol HJPSX and institutional class symbol HJSIX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in securities of smaller Japanese companies, defined as those with market capitalizations in the bottom 15% of all Japanese companies. This fund screens for small capitalization companies that the portfolio managers believe have strong businesses and management, and are trading at an attractive price, thus identifying stocks with a “value gap.” The portfolio is limited to its portfolio managers’ best ideas and is unconfined to benchmarks.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each of the Hennessy Funds and their relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2015.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of the Hennessy Funds is no guarantee of future performance and all of the Hennessy Funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2015:

Hennessy Cornerstone Growth Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)
Institutional Class Share – HICGX**	7.32%	15.53%	14.28%	2.80%	9.29%
Investor Class Share – HFCGX	7.55%	15.84%	14.60%	3.04%	9.42%
Russell 2000 Index (1)	1.25%	11.02%	11.73%	6.55%	7.82%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	7.42%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share – HFCIX**	9.82%	16.80%	15.33%	10.58%	13.54%
Investor Class Share – HFCSX	9.42%	16.43%	15.01%	10.31%	13.40%
Russell 3000 Index (2)	-0.49%	12.53%	13.28%	6.92%	7.33%
Russell Midcap Growth Index (3)	1.45%	13.98%	13.58%	8.09%	8.15%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (9/17/03)
Institutional Class Share – HIMDX**	12.82%	17.77%	16.83%	9.43%	12.09%
Investor Class Share – HFMDX	12.61%	17.43%	16.45%	9.15%	11.86%
Russell Midcap Index (4)	-0.25%	13.91%	13.40%	7.87%	9.95%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	7.53%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/20/09)
Institutional Class Share – HILGX	-4.24%	12.42%	11.57%	—	17.92%
Investor Class Share – HFLGX	-4.28%	12.23%	11.34%	—	17.64%
Russell 1000 Index (5)	-0.61%	12.66%	13.42%	—	17.83%
S&P 500 Index (5)	-0.61%	12.40%	13.34%	—	17.50%

Hennessy Cornerstone Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)
Institutional Class Share – HICVX**	-9.57%	7.55%	9.20%	5.30%	6.14%
Investor Class Share – HFCVX	-9.56%	7.38%	8.96%	5.11%	6.04%
Russell 1000 Value Index (6)	-4.42%	11.59%	12.29%	5.71%	7.93%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	7.42%

Hennessy Large Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (9/30/84)
Institutional Class Share – HLVIX**	-2.63%	11.08%	11.81%	4.91%	9.76%
Investor Class Share – HLVFX	-2.73%	10.78%	11.45%	4.68%	9.68%
Russell 1000 Value Index (6)	-4.42%	11.59%	12.29%	5.71%	11.00%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	10.83%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (7/29/98)
Investor Class Share – HDOGX	-5.67%	4.72%	7.94%	4.90%	4.02%
75/25 Blended DJIA/Treasury Index (7)	-1.48%	6.99%	8.56%	5.88%	5.26%
Dow Jones Industrial Average (2)	-2.11%	9.26%	11.38%	7.17%	6.00%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)
Institutional Class Share – HEIIX	-0.75%	7.24%	9.06%	6.95%	6.86%
Investor Class Share – HEIFX***	-1.12%	6.91%	8.76%	6.67%	6.68%
Blended Balanced Index (8)	0.85%	8.02%	9.03%	6.03%	6.28%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	6.53%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/08/96)
Investor Class Share – HBFBX	-4.81%	2.12%	4.64%	3.60%	3.95%
50/50 Blended DJIA/Treasury Index (9)	-0.79%	4.81%	5.87%	4.75%	5.90%
Dow Jones Industrial Average (1)	-2.11%	9.26%	11.38%	7.17%	8.15%

Hennessy Core Bond Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)
Institutional Class Share – HCBIX	-0.13%	0.88%	2.60%	4.68%	5.19%
Investor Class Share – HCBFX***	-0.44%	0.59%	2.33%	4.40%	4.99%
Barclays Capital Intermediate U.S. Government/Credit Index (10)	2.68%	1.45%	2.42%	4.17%	5.08%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (5/10/89)
Investor Class Share – GASFX	-8.09%	9.95%	13.79%	8.99%	9.73%
AGA Stock Index (11)	-7.25%	10.91%	14.29%	9.70%	10.86%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	9.55%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share – HISFX**	17.04%	14.53%	10.48%	5.59%	10.74%
Investor Class Share – HSFNX	16.66%	14.15%	10.19%	5.38%	10.62%
Russell 2000 Financial Services Index (12)	8.20%	12.51%	13.08%	4.22%	8.23%
Russell 2000 Index (1)	1.25%	11.02%	11.73%	6.55%	7.52%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share – HILFX**	-4.73%	12.47%	9.45%	4.35%	7.40%
Investor Class Share – HLFNX	-4.84%	12.43%	9.43%	4.34%	7.39%
Russell 1000 Financial Services Index (13)	2.88%	15.67%	12.43%	1.39%	5.89%
Russell 1000 Index (5)	-0.61%	12.66%	13.42%	6.95%	7.35%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (2/01/02)
Institutional Class Share – HTCIX**	-5.87%	7.41%	6.01%	4.37%	5.21%
Investor Class Share – HTECX	-6.14%	7.11%	5.75%	4.22%	5.11%
NASDAQ Composite Index (14)	4.00%	15.55%	15.73%	9.15%	7.78%
S&P 500 Index (2)	-0.61%	12.40%	13.34%	6.80%	6.13%

Hennessy Japan Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (10/31/03)
Institutional Class Share – HJPIX**	1.86%	11.69%	11.91%	3.06%	7.69%
Investor Class Share – HJPNX	1.61%	11.44%	11.59%	2.87%	7.51%
Russell/Nomura Total Market Index (15)	-1.10%	9.43%	5.58%	1.39%	3.74%
Tokyo Stock Price Index (TOPIX) (16)	-1.00%	9.44%	5.52%	1.28%	3.60%

Hennessy Japan Small Cap Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (8/31/07)
Institutional Class Share – HJSIX	2.35%	18.86%	13.65%	—	8.13%
Investor Class Share – HJPSX	2.14%	18.78%	13.61%	—	8.10%
Russell/Nomura Small Cap Index (17)	2.09%	10.48%	8.55%	—	3.68%
Tokyo Stock Price Index (TOPIX) (16)	-1.00%	9.44%	5.52%	—	-0.02%

*	Performance information from the inception date of the fund through the date Hennessy began managing the fund is included because the previous investment manager(s) managed the fund using a similar investment strategy.
**	Performance shown for periods prior to the inception of the Institutional Class shares represents the performance of the Investor Class shares of the Fund and includes expenses that are not applicable to and are higher than those of Institutional Class shares.
***	Performance shown for periods prior to the inception of the Investor Class shares represents the performance of the Institutional Class shares of the Fund and includes expenses that are not applicable to and are lower than those of the Investor Class shares.
(1)	The Russell 2000 Index is an unmanaged index commonly used to measure the performance of small-cap U.S. stocks.
(2)	The S&P 500 Index, Russell 3000 Index and Dow Jones Industrial Average are unmanaged, broad-based indices commonly used to measure the performance of U.S. stocks.
(3)	The Russell Midcap Growth Index is an unmanaged index commonly used to measure the performance of mid-cap, growth oriented U.S. stocks.
(4)	The Russell Midcap Index is an unmanaged index commonly used to measure the performance of mid-cap U.S. stocks.
(5)	The Russell 1000 Index is an unmanaged index commonly used to measure the performance of large-cap U.S. stocks.
(6)	The Russell 1000 Value Index is an unmanaged index commonly used to measure the performance of large-cap, value oriented U.S. stocks.
(7)	The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the BofA Merrill Lynch 90-day U.S. Treasury Bill Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in 90 days.
(8)	The Blended Balance Index consists of 60% common stocks represented by the S&P 500 Index and 40% bonds represented by the Barclays Capital Intermediate U.S. Government/Credit Index, which is an unmanaged index commonly used to measure the performance of U.S. bonds.

(9)	The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks represented by the Dow Jones Industrial Average and 50% short-duration Treasury securities represented by the BofA Merrill Lynch 1-Year U.S. Treasury Note Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in approximately one year.
(10)	The Barclays Capital Intermediate U.S. Government/Credit Index is an unmanaged index commonly used to measure the performance of U.S. bonds.
(11)	The AGA Stock Index is a market capitalization weighted index, adjusted monthly, consisting of member companies of the American Gas Association (AGA).
(12)	The Russell 2000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. small-cap financial sector stocks.
(13)	The Russell 1000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. large-capitalization financial sector stocks.
(14)	The NASDAQ Composite Index is a broad-based, capitalization-weighted index of all the NASDAQ National Market and Small Cap stocks.
(15)	The Russell/Nomura Total Market Index is a market capitalization-weighted index of Japanese equities and is presented in U.S. Dollar terms.
(16)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange and is presented in U.S. Dollar terms.
(17)	The Russell/Nomura Small Cap Index represents the universe of small-cap companies in the Japanese equity markets and is presented in U.S. Dollar terms.

Investors cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses or taxes.

Development of New Investment Strategies and Expanding Our Product Offerings

We develop new investment strategies or expand our product offerings by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we select one of the following methods to initiate the new strategy.

•	We screen the appropriate universe of stocks with a set of parameters that we believe identifies stocks that will produce higher long-term returns with lower associated risk than their relative indices. We then introduce the new investment strategy into the marketplace by opening and directly marketing a new mutual fund.

•	We purchase the assets related to the management of an existing mutual fund that we then manage ourselves.

•	We purchase the assets related to the management of an existing mutual fund and then engage the existing portfolio managers or strategic firm to act as a sub-advisor to manage the fund.

•	We purchase the assets related to the management of an existing mutual fund and then employ the existing portfolio management team to manage the fund.

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. In addition, the sub-advisor fees that we pay are also calculated as a percentage of the average daily net asset values of the sub-advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows, acquisition inflows, redemptions, and market appreciation or depreciation.

The following table summarizes our assets under management for the past five fiscal years:

	Assets Under Management At Each Fiscal Year End 2011-2015
	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
	(In Thousands)
Beginning assets under management	$892,465	$749,310	$919,262	$4,034,181	$5,520,802
Acquisition inflows	—	—	2,222,961	—	—
Organic inflows	187,581	219,654	1,441,677	2,052,286	2,603,428
Redemptions	(328,812)	(235,262)	(1,198,521)	(1,215,493)	(1,961,186)
Market appreciation (depreciation)	(1,924)	185,560	648,802	649,828	(175,059)

Ending assets under management	$749,310	$919,262	$4,034,181	$5,520,802	$5,987,985

As stated above, the fees we receive for providing investment advisory and shareholder services increase or decrease as our average assets under management rise or fall.

The following table summarizes our sources of revenues, net of sub-advisory fees, for the past five fiscal years.

	Revenues for Fiscal Years Ended 2011 – 2015 In thousands Years Ended September 30
	2015	2014	2013	2012	2011
Investment advisory fees	$41,177	$33,581	$23,423	$6,286	$6,796
Shareholder service fees	3,562	945	885	786	843
Other	—	—	—	—	5

Subtotal	44,739	34,526	24,308	7,072	7,644
Sub-advisory fees	7,284	5,910	3,942	545	632

Revenues, net of sub-advisory fees	$37,455	$28,616	$20,366	$6,527	$7,012

Investment Advisory Agreements and Fees

We provide investment advisory services to the entire family of the 16 Hennessy Funds pursuant to management contracts with Hennessy Funds Trust. Under these management contracts, we are responsible for the provision of investment advisory services to the Hennessy Funds, subject to the oversight of the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”) and according to each fund’s particular fundamental investment objectives and policies. The services that we provide to each Hennessy Fund pursuant to these management contracts include, among other things, the following:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing daily reconciliations of portfolio positions and cash for the fund;

•	monitoring the compliance of the fund with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of service providers to the fund (including sub-advisors, as applicable), conducting on-site visits to the service providers to the fund (including sub-advisors, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage and D&O/E&O insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Funds’ Board of Trustees;

•	overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies;

•	overseeing service providers that support the fund in providing fund accounting, fund administration, fund distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services;

•	maintaining comprehensive and nationwide in-house marketing and distribution departments on behalf of the fund;

•	overseeing an ongoing and wide-ranging public relations campaign on behalf of the fund;

•	being actively involved with preparing regulatory filings for the fund;

•	preparing or reviewing a written summary of the fund’s performance for the most recent six-month or twelve-month period, as applicable, for each semi-annual and annual report of the fund;

•	overseeing distribution of the fund through third party financial intermediaries;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

In exchange for the services described above, we receive an investment advisory fee from each of the Hennessy Funds, which is calculated as a percentage of each fund’s average daily net asset value. As of September 30, 2015, the percentages upon which the annual investment advisory fees payable to us by the Hennessy Funds are based are as follows:

Hennessy Fund	Investment Advisory Fee (as a % of fund assets)
All Class Shares
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Large Value Fund	0.85%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Core Bond Fund	0.80%
Hennessy Gas Utility Fund	0.40%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Technology Fund	0.90%
Hennessy Japan Fund	1.00%
Hennessy Japan Small Cap Fund	1.20%

In the past, the Company has waived fees or absorbed expenses with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations to the extent necessary to ensure that the net expenses of the applicable funds did not exceed a specified percentage of the average daily net assets of such funds, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The total fees waived were $0.02 million and $0.16 million in fiscal years ended September 30, 2015 and 2014, respectively. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2015, the Company has never voluntarily waived fees.

Our management contracts must be renewed annually by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) by the vote of a majority of the disinterested trustees. If our management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which our management contracts would terminate. First, our management contracts would automatically terminate if we assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, our management contracts may be terminated at any time by us or the applicable Hennessy Fund by providing at least 60 days’ written notice to the other party.

Sub-advisory Agreements and Fees

For six of the Hennessy Funds acquired through asset purchases, we have delegated the day-to-day portfolio management responsibilities to sub-advisors. In each case, the sub-advisor entity or the individuals working at the sub-advisor entity are the same entities or individuals who advised the fund prior to our purchase of the assets related to the management of such fund. The services that each sub-advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub-advisory agreement we have with such sub-advisor include:

•	acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	ensuring that its compliance programs include policies and procedures relevant to the fund and the sub-advisor’s duties as a portfolio manager to the fund; and

•	preparing a written summary of the fund’s performance for the most recent six-month or twelve-month period, as applicable, for each semi-annual and annual report of the fund.

These sub-advisory services must be delivered in accordance with the terms of the sub-advisory agreement and the sub-advised fund’s Prospectus and Statement of Additional Information, all as subject to the direction, supervision and control of us and the Funds’ Board of Trustees. In exchange for sub-advisory services, we pay sub-advisory fees to the sub-advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable sub-advised fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor entity for each fund and the percentage upon which the annual sub-advisory fees payable by us to the applicable sub-advisor are based:

Hennessy Fund	Sub-Advisory (for all class shares)	Sub-Advisory Fee (as a % of fund assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%

Hennessy Large Value Fund	RBC Global Asset Management (U.S.) Inc.	0.35%

Hennessy Equity and Income Fund	Financial Counselors, Inc. (fixed income sleeve)	0.27%
	The London Company of Virginia, LLC (equity sleeve)	0.33%

Hennessy Core Bond Fund	Financial Counselors, Inc.	0.27%*

Hennessy Japan Fund	SPARX Asset Management Co. Ltd.	0.35%

Hennessy Japan Small Cap Fund	SPARX Asset Management Co. Ltd.	0.20%

*	For the fiscal year ended October 31, 2015, Financial Counselors, Inc. contractually agreed to reduce its sub-advisory fee to 0.15% of the average daily net asset value of the Hennessy Core Bond Fund.

The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts.

Shareholder Servicing Agreements and Fees

We provide shareholder services to the entire family of the Hennessy Funds pursuant to a shareholder servicing agreement with Hennessy Funds Trust covering the Investor Class shares of such funds (although we have only earned shareholder service fees from all of (instead of some of) the Hennessy Funds since March 1, 2015). The shareholder services that we provide for the Hennessy Funds include, among other things, the following:

•	maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts with the Hennessy Funds;

•	assisting the investors in the Hennessy Funds with processing exchange and redemption requests;

•	assisting the investors in the Hennessy Funds with changing dividend options, account designations and addresses;

•	responding generally to questions from investors in the Hennessy Funds; and

•	providing other similar services that the Hennessy Funds may request.

In exchange for the services described above, we receive a shareholder service fee from each of the Hennessy Funds, which is calculated as a percentage of the average daily net asset value of each fund’s Investor Class shares. The following table lists each of the Hennessy Funds and the percentages upon which the annual shareholder service fees paid to us by the Hennessy Funds are based:

Hennessy Fund Investor Class Shares Only	Shareholder Servicing Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.10%
Hennessy Focus Fund*	0.10%
Hennessy Cornerstone Mid Cap 30 Fund	0.10%
Hennessy Cornerstone Large Growth Fund	0.10%
Hennessy Cornerstone Value Fund	0.10%
Hennessy Large Value Fund	0.10%
Hennessy Total Return Fund	0.10%
Hennessy Equity and Income Fund*	0.10%
Hennessy Balanced Fund	0.10%
Hennessy Core Bond Fund*	0.10%
Hennessy Gas Utility Fund*	0.10%
Hennessy Small Cap Financial Fund*	0.10%
Hennessy Large Cap Financial Fund*	0.10%
Hennessy Technology Fund*	0.10%
Hennessy Japan Fund	0.10%
Hennessy Japan Small Cap Fund	0.10%

*Commenced	March 1, 2015.

12b-1 Plans

Some of the Hennessy Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the Investment Company Act of 1940, which permits mutual funds to adopt a plan that allows them to collect fees that can be used to make payments to third parties in connection with the distribution of their fund shares. Amounts paid under the plans may be spent on any activities or expenses primarily intended to result in sale of shares of the funds, including but not limited to, (i) advertising, (ii) compensation paid to financial institutions, broker-dealers, and others for sales and marketing, (iii) shareholder accounting servicing, (iv) the printing and mailing of prospectuses to possible new shareholders and (v) the printing and mailing of sales literature. Mutual funds may also employ a distributor to distribute and market their fund shares and use 12b-1 fees to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for possible new shareholders, advertising and the preparation and distribution of sales literature.

The 12b-1 fees for each of the Hennessy Funds that has adopted a 12b-1 plan are calculated as a percentage of such fund’s average daily net asset value. The following table lists each of the Hennessy Funds that has adopted a 12b-1 plan and the percentage upon which the 12b-1 fees are based:

Hennessy Fund Investor Class Shares Only	12b-1 Fee (as a % of fund assets)
Hennessy Focus Fund	0.15%
Hennessy Total Return Fund	0.15%
Hennessy Equity and Income Fund	0.15%
Hennessy Balanced Fund	0.15%
Hennessy Core Bond Fund	0.15%
Hennessy Gas Utility Fund	0.15%
Hennessy Small Cap Financial Fund	0.15%
Hennessy Large Cap Financial Fund	0.15%
Hennessy Technology Fund	0.15%

A 12b-1 plan for each of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Large Value Fund was recently approved by the Funds’ Board of Trustees and the shareholders of such funds and became effective as of November 1, 2015.

CUSTODIAL AND BROKERAGE ARRANGEMENTS

A third party custodian acts as custodian for all of our assets under management.

All trades for the Hennessy Funds are executed by independent brokerage firms following our direction or that of our sub-advisors. When selecting brokers, we and our sub-advisors are required to seek “best execution.” Although there is no single statutory definition, Securities and Exchange Commission (“SEC”) releases and other legal guidelines make clear that the duty to seek best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account.” The lowest possible commission, while important, is not the sole determinative factor. We and our sub-advisors also consider factors such as order size and market depth, availability of competing markets and liquidity, trading characteristics of the security, financial responsibility of the broker-dealer and the broker’s ability to address current market conditions.

Currently, we participate in “soft dollar” arrangements with some of our brokers. This means that we receive research reports and real-time electronic research to assist us in trading and managing the Hennessy Funds. Under these soft dollar arrangements, the Hennessy Funds pay brokerage commissions for securities trades at the regular, market rate and some or all of the value of those commissions is received by us in the form of research or other services that benefit the Hennessy Funds. Our soft dollar arrangements comply with SEC guidance regarding soft dollars.

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

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996 through the end of our fiscal year ended September 30, 2015, we have grown our assets under management to approximately $6.0 billion. During that time, we have consistently pursued a growth strategy centered on organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets. The implementation of this business strategy is described below.

•	Delivering strong investment performance of the Hennessy Funds

One of the most effective ways we can grow the assets of the Hennessy Funds is by delivering strong investment performance, which we believe should:

•	result in an increase in the value of existing assets of the Hennessy Funds;

•	encourage more investors to buy shares of the Hennessy Funds and decrease the number of investors who redeem their shares and leave the Hennessy Funds; and

•	motivate current investors to invest additional money in the Hennessy Funds.

•	Utilizing our branding and marketing campaign to attract assets

We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and repeatable investment process that combines time-tested stock selection strategies with a highly disciplined, team-managed approach. We offer both quantitative funds and actively-managed funds. We believe our quantitative funds will attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. Alternatively, we believe that our actively-managed funds will attract investors who appreciate a fundamental, hands-on investment management approach and talented portfolio managers. We also believe our more conservative, income-generating funds will attract investors seeking an alternative to mutual funds invested entirely in equities.

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

We maintain and regularly update a robust website that was named “2013 Best Retail Website” by the Mutual Fund Education Alliance. We also utilize more focused marketing efforts, such as sending informational and promotional communications, fund performance updates, news articles pertaining to the Hennessy Funds and Portfolio Manager commentaries to investors and prospective investors. We also participate in exhibitions at select investment advisor trade shows throughout the year. Additionally, we attend strategic industry-related conferences, and Mr. Hennessy participates as a moderator or guest speaker on industry-related panels whenever the opportunity arises.

•	Expanding our distribution network to additional mutual fund platforms

One of the ways investors may purchase shares of the Hennessy Funds is through mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets generally offer funds of many different investment companies to investors, often without a transaction fee or sales charge to the investor. Instead of charging a fee to investors, mutual fund supermarkets are reimbursed for their services by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds at no cost in a single location is very attractive to investors. Mutual fund supermarkets have been a significant source of our asset growth. The majority of our $6.0 billion of assets under management as of September 30, 2015 are held at mutual fund supermarkets.

Investments in the Hennessy Funds are also available through national wire houses and broker-dealers, as well as independent and regional broker-dealers. We see continued opportunities to form new relationships with these financial institutions, thereby enhancing the accessibility of our no-load mutual funds to investors.

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

A primary component of our growth strategy is to selectively pursue strategic purchases of assets related to management of additional mutual funds. Our scalable business model allows us the potential to increase our profit margins when assets under management grow because we do not necessarily need to add personnel proportional to the additional assets under management. We believe the regulatory burden imposed upon the mutual fund industry, along with increased competition and sustained volatility in the financial markets, has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets. In addition, we believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. In some instances, we have also been able to improve performance.

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

We seek to maintain a strong financial position and to manage our investment advisory business to meet the highest regulatory, ethical and business standards and to maintain continuity of service to all of the investors in the Hennessy Funds.

COMPETITION

The investment advisory industry is highly competitive, with new competitors continually entering the industry. We compete directly with numerous global and U.S. investment managers, commercial banks, savings and loans associations, brokerage and investment banking firms, broker-dealers, insurance companies and other financial institutions that often provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research and distribution resources and other capabilities than we do. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current investor relationships, as well as to create new ones, will be successful. To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

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

REGULATORY ENVIRONMENT

We are subject to extensive and increasing federal and state laws and regulations intended to protect shareholders of mutual funds and investors of registered investment advisors. We believe we are in compliance in all material respects with all applicable laws and regulations.

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

Our mutual funds are registered with the SEC under the Investment Company Act of 1940, which imposes additional obligations on both the funds and the advisor, including detailed operational requirements. While we exercise broad discretion over the day-to-day management of the business and affairs of the Hennessy Funds and the investment portfolios of the Hennessy Funds, our own operations are subject to oversight and management by the Funds’ Board of Trustees. Under the Investment Company Act of 1940, a majority of the trustees must not be “interested persons” with respect to us (sometimes referred to as the “independent trustee” requirement). The responsibilities of the Funds’ Board of Trustees include, among other things, annually approving the continuation of our investment management agreements with the Hennessy Funds, approving other service providers, determining the method of valuing assets, and monitoring transactions involving affiliates. The Investment Company Act of 1940 also imposes on the investment advisor to a mutual fund a fiduciary duty with respect to the receipt of the advisor’s investment management fees. That fiduciary duty may be enforced by the SEC, by administrative action, or by litigation by investors in the Hennessy Funds pursuant to a private right of action.

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

EMPLOYEES

As of September 30, 2015, we employed twenty-one employees, twenty of which are full-time employees.

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

We face many risk factors, several of which are inherent in the financial services industry and the investment advisory business. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating us and our common stock. If any of the risks described below were to actually occur, our business, results of operations, financial condition and stock price could be materially adversely affected.

Volatility in and disruption of the capital markets and changes in the economy may significantly affect our revenues.

The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, industry trends, interest and inflation rate fluctuations, and other factors that are difficult to predict. Because our assets under management are largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets or a decline in the amount of assets invested in the equity markets. We derive all of our operating revenues from investment advisory fees and shareholder service fees paid to us by Hennessy Funds. These fees are calculated as a percentage of the average daily net asset value of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increase or decrease, which is affected by market appreciation or depreciation and purchases and redemptions of shares of the Hennessy Funds. This risk is further discussed and quantified in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Investors in the Hennessy Funds can redeem their investments at any time and for any reason, including poor investment performance. A decline in our assets under management adversely affects our revenues.

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and mutual fund business is largely dependent on investment performance, as well as distribution and client servicing. If the Hennessy Funds perform poorly compared to the mutual funds of other investment advisory firms, we may experience a decrease in purchases of shares and an increase in redemptions of shares of the Hennessy Funds, thereby reducing our assets under management and adversely affecting our revenues.

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

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of the Hennessy Funds, irrespective of longer-term success, could potentially lead to a decrease in purchases of shares and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.

We derive a substantial portion of our revenues from a limited number of the Hennessy Funds.

As of September 30, 2015, our total assets under management were concentrated in the following three Hennessy Funds: the Hennessy Focus Fund (32% of total assets under management), the Hennessy Gas Utility Fund (26% of total assets under management), and the Hennessy Cornerstone Mid Cap 30 Fund (16% of total assets under management). Consequently, our revenue follows a similar pattern of concentration: the Hennessy Focus Fund (36% of total revenue), the Hennessy Gas Utility Fund (21% of total revenue), and the Hennessy Cornerstone Mid Cap 30 Fund (10% of total revenue). As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain and grow assets under management in these funds. If any of these funds were to experience a significant volume of redemptions for any reason, our assets under management would be reduced, adversely affecting our revenues.

We face intense competition in attracting investors and retaining net assets in the Hennessy Funds.

The investment advisory industry is intensely competitive and new participants are continually entering the industry. We compete directly with numerous global and U.S. investment advisors, commercial banks, savings and loan associations, brokerage and investment banking firms, broker-dealers, insurance companies and other financial institutions that often provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research and distribution resources and other capabilities than we do. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. If we are not able to attract investors and retain net assets in the Hennessy Funds notwithstanding this environment, our revenues could decline and we could experience a material adverse effect on our business, results of operations and financial condition.

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

We periodically negotiate the terms and conditions of these sub-advisory relationships, and there can be no assurance that such terms will remain acceptable to us or our sub-advisors. These relationships may also be terminated by us or the applicable sub-advisor upon short notice without penalty. An interruption or termination of our sub-advisory relationships could affect our ability to market our sub-advised funds and result in a reduction in assets under management, which would adversely affect our revenues.

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

Our primary source of distribution of the Hennessy Funds is through intermediaries that include national, regional and independent broker-dealers, financial planners and registered investment advisors. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. These distribution intermediaries can generally terminate their relationship with us on short notice. Our inability to retain access to these distribution channels could have a material adverse effect on our business because investment professionals may not distribute the Hennessy Funds if we are no longer participants on the platforms of firms that permit their investment professionals to utilize no-load funds for their investors. Either of these events could cause the net assets of the Hennessy Funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

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

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structure. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in some segments of the investment advisory industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund investors with investment returns and service that will adequately compensate them for investing in our mutual funds with their current fee structures. We cannot be assured that we will succeed in maintaining our current fee structure. Fee reductions on existing or future business could have a material adverse effect on our results of operations.

We may be required to forego all or a portion of our fees under our management contracts covering the Hennessy Funds.

The Funds’ Board of Trustees must conduct analysis regarding the reasonableness of our investment advisory fees. We regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios (although in the past we have only waived fees based on contractual limitations, all of which have since expired or been terminated). Any decision to waive fees voluntarily would not apply to previous periods, but would only apply on a going forward basis.

We utilize quantitative investment strategies for some of the Hennessy Funds that require us to invest in specific portfolios of securities and hold these positions for a specified period of time regardless of performance.

Our formula driven funds adhere to specific investment strategies during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies may result in the elimination of better performing stocks from our funds’ portfolios and an increase in stocks that have historically underperformed. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could, in theory, result in relatively low performance of the formula-driven Hennessy Funds and adversely affect the net assets of such Hennessy Funds. A decrease in the net assets of the Hennessy Funds would adversely affect our revenue.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund invest in the Japanese stock market in Yen, which involves foreign exchange and economic uncertainties.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which may expose us to risks that are not typically associated with an investment in a U.S. issuer. The values of these funds fluctuate with changes in the value of the Japanese Yen versus the U.S. dollar. Investments in Japanese securities may also expose us to the economic uncertainties affecting Japan. Financial accounting standards and practices may differ, and there may be less information on Japanese companies available publicly. If these circumstances result in a reduction of the total assets of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, our assets under management would be reduced and therefore our revenues would be reduced as well.

The terms of our loan agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions. In addition, certain events could cause us to default on our loan agreement.

The amount outstanding under our loan agreement with U.S. Bank National Association and California Bank & Trust as of September 30, 2015 was $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank National Association and a $15.0 million promissory note to California Bank & Trust). The loan agreement contains a number of covenants that collectively impose operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The loan agreement also contains a number of events that would constitute an event of default, such as a failure by us to comply with the covenants in the loan agreement or the termination or non-renewal of one or more of our management contracts if such termination or non-renewal would reasonably be expected to have a material adverse effect on us. The occurrence of an event of default would give the lenders the right to declare our borrowings, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. If the debt under our loan agreement were accelerated, we might not have sufficient cash on be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current loan agreement with U.S. Bank National Association and California Bank & Trust, our interest rate is effectively 4% as of September 30, 2015. Because the interest payable is a floating rate (see further discussion in Footnote 7 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K), the interest expense we incur will vary with changes in the applicable reference rate. As a result, an increase in short-term interest rates will increase our interest costs.

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

The investment management contracts that we have purchased, a $62.5 million asset on the balance sheet as of September 30, 2015, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as an asset with an “indefinite life” each reporting period. If our purchased investment management contracts are ever classified in the future as an asset with a definite life, we would begin amortizing such agreements over their remaining useful life. If the contracts continue to be determined an indefinite life asset, we would continue to review the carrying value to determine if any impairment has occurred. The analysis has been based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write-off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We pursue strategic asset purchases as part of our regular business strategy, which involve inherent risks that could adversely affect our operating results and financial condition and potentially dilute the holdings of current shareholders.

As part of our regular business strategy, we pursue strategic purchases of assets related to management of additional mutual funds. This strategy is accompanied by risks including, among others, the possibility of the following:

•	the potential unavailability of attractive acquisition opportunities;

•	a high level of competition from other companies that may have greater financial resources than we do;

•	our inability to value potential asset purchases accurately and negotiate acceptable purchase terms;

•	our inability to secure enough affirmative votes to gain approval from the target fund’s shareholders of the proposed fund reorganization related to the acquisition of the management assets;

•	the loss of mutual fund assets paid for in an asset purchase through redemptions by shareholders of the mutual funds involved in the asset purchase;

•	higher than anticipated asset purchase expenses;

•	our inability to successfully integrate and maintain adequate infrastructure to support business growth;

•	increasing our leverage;

•	the potential diversion of our management’s time and attention;

•	dilution to our shareholders if we fund an asset purchase in whole or in part with our common stock; and

•	adverse effects on our earnings if purchased intangible assets become impaired.

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

If any of these events occur, we could suffer a financial loss, a disruption of our business, liability to the Hennessy Funds and their investors, regulatory intervention or reputational damage, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures.

We are exposed to legal risk and litigation, which could increase our expenses and reduce our profitability.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry have been increasing. While we strive to conduct our business in accordance with the highest ethical standards, we are always open to the risk of litigation. We could be sued by many different parties, including, by way of example, investors in the Hennessy Funds, our own shareholders, our employees or regulators. Lawsuits or investigations that we may become involved in could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit.

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

Any damage to our reputation could harm our business and lead to a reduction in revenues and profitability.

Our success depends, in part, on maintaining a strong reputation in the investment community. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate even if they are without merit or satisfactorily addressed. Our reputation may be impacted by many factors, including but not limited to, litigation, regulatory inquiries or investigations, conflicts of interest, employee misconduct or rumors. Any damage to our reputation could result in redemptions by investors in the Hennessy Funds, impede our ability to attract new investors or negatively impact our relationships with third party intermediaries, all of which could result in a material adverse effect to our business, results of operations and financial condition.

Our business is extensively regulated, which increases our costs of doing business, and our failure to comply with regulatory requirements may harm our financial condition.

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

We used of a portion of our cash reserves to repurchase shares of our common stock, which presents potential risks and disadvantages to us and our continuing shareholders.

In September 2015, we repurchased 1,000,000 shares of our common stock at a total cost of $25.0 million pursuant to a self-tender offer. At September 30, 2015, we had outstanding authorization from our Board of Directors to purchase up to an additional 908,807 shares of our common stock from time to time under our repurchase program. Although our Board has determined that these repurchases are in the best interests of our shareholders, they expose us to certain risks including:

•	the risks resulting from a reduction in the size of our “public float,” which is the number of shares of our common stock that are owned by non-affiliated shareholders and available for trading in the securities markets, which may reduce the volume of trading in our shares and result in reduced liquidity and, potentially, lower trading prices;

•	the risk that our stock price could decline and that we would be able to repurchase shares of our common stock in the future at a lower price per share than the price we paid in our self-tender offer; and

•	the risk that the use of a portion of our cash reserves for this purpose has reduced the amount of cash that would otherwise be available to pursue potential cash acquisitions or other strategic business opportunities.

We may need to raise additional capital, refinance existing debt, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

Our ability to meet the future cash needs of the Company is dependent upon our ability to generate cash. Although the Company has been successful in generating sufficient cash in the past, it may not be successful in the future. We may need to raise additional capital to fund new business initiatives or refinance existing debt, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates and credit spreads. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

We also have an office located at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110, where we occupy approximately 670 square feet and have the right to use all common areas. The initial term of our lease expired on November 30, 2015, but automatically renews for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date.

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

See Footnote 10 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K for more detail on our leases.

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

The following table sets forth the high and low sales prices for our common stock on The NASDAQ Capital Market or the OTC Bulletin Board, as applicable, for the periods indicated:

	Price Range
Fiscal Year Ended September 30, 2015	High	Low	Dividends Paid per Share
First Quarter	$24.95	$17.50	$0.05	(1)
Second Quarter	24.90	18.72	$0.06	(2)
Third Quarter	21.62	18.06	$0.06	(3)
Fourth Quarter	25.00	18.24	$0.06	(4)

	Price Range
Fiscal Year Ended September 30, 2014	High	Low	Dividends Paid per Share
First Quarter	$12.00	$9.06	$0.03125	(5)
Second Quarter	13.00	10.50	$0.04	(6)
Third Quarter	17.00	10.60	$0.04	(7)
Fourth Quarter	20.00	14.35	$0.04	(8)

(1)	We paid a cash dividend on December 8, 2014 to shareholders of record as of November 14, 2014 of $0.05 per share.
(2)	We paid a cash dividend on March 9, 2015 to shareholders of record as of February 13, 2015 of $0.06 per share.
(3)	We paid a cash dividend on June 12, 2015 to shareholders of record as of May 20, 2015 of $0.06 per share.
(4)	We paid a cash dividend on September 10, 2015 to shareholders of record as of August 18, 2015 of $0.06 per share.
(5)	We paid a cash dividend on December 9, 2013 to shareholders of record as of November 15, 2013 of $0.03125 per share.
(6)	We paid a cash dividend on March 10, 2014 to shareholders of record as of February 14, 2014 of $0.04 per share.

(7)	We paid a cash dividend on June 12, 2014 to shareholders of record as of May 20, 2014 of $0.04 per share.
(8)	We paid a cash dividend on September 15, 2014 to shareholders of record as of August 21, 2014 of $0.04 per share.

On October 29, 2015, the last reported sale price of our common stock on The NASDAQ Capital Market was $27.58 per share. As of September 30, 2015, we had 131 holders of record of our Common Stock. In addition to the 131 holders of record, there are 37 brokerage firm accounts that represent 817 additional individual shareholders for 952 total shareholders as of September 30, 2015.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares underlying vested RSUs from employees to provide withholding and tax payments on behalf of our employees and we purchased shares in the self-tender offer. The stock repurchases are presented in the following table for the three months ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
July 1-31, 2015	0	$0.00	0	908,807
August 1-31, 2015	0	$0.00	0	908,807
September 1-30, 2015 (1)	1,005,123	$25.00	1,000,000	908,807
Total (2)	1,005,123	$25.00	1,000,000	908,807

(1)	The shares repurchased on September 16, 2015 and September 23, 2015 were repurchased, according to the employee’s instructions, to pay for tax expense and withholding on the compensation recognized for vested RSUs, granted on September 16, 2013 and September 23, 2014, respectively, and were not purchased pursuant to the stock buyback program described below. On August 20, 2015, we announced an offer to purchase up to $25 million in aggregate value of our common stock through a self-tender offer (the “Tender Offer”). Based upon the final results of the Tender Offer, effective as of September 25, 2015, we accepted for purchase 1,000,000 shares of our common stock at a purchase price of $25 per share, for an aggregate cost of approximately $25 million, excluding fees and expenses related to the Tender Offer.
(2)	The total shares repurchased were purchased at a weighted average price of $25.00 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our audited consolidated financial statements and should be read in conjunction therewith.

	Hennessy Advisors, Inc. Financial Highlights (In thousands, except per share amounts) Years Ended September 30,
	2015	2014	2013	2012	2011
Income Statement Data:
Revenue	$44,739	$34,526	$24,308	$7,072	$7,644
Net income	$11,389	$7,667	$4,820	$971	$1,215

Balance Sheet Data:
Total assets	$73,133	$75,315	$74,734	$32,902	$32,137
Cash and cash equivalents	$3,086	$7,645	$8,406	$8,730	$8,362
Long-term debt	$30,625	$22,972	$26,653	$1,302	$1,927

Per Share Data:
Earnings per share:
Basic	$1.93	$1.31	$0.83	$0.17	$0.21
Diluted	$1.91	$1.30	$0.83	$0.17	$0.21
Cash dividends declared	$0.23	$0.15	$0.13	$0.13	$0.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our business strategy centers on (1) the identification, completion and integration of future acquisitions and (2) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in Item 1A, “Risk Factors,” above. All statements regarding our business strategy, as well as statements regarding markets trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

OVERVIEW

Our primary operating activity is providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. We also provide shareholder services to the Investor Class shares of each of the Hennessy Funds, although we have only earned those fees from all of (instead of some of) the Hennessy Funds since March 1, 2015. We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds. The percentage amount of the investment advisory fees vary from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions and the success of our marketing, sales, and public relations efforts.

U.S. equity markets were volatile during the twelve months ended September 30, 2015, and ended the period with small negative returns. Swings in equity prices were due in large part to uncertainty regarding the timing and magnitude of a rise in short term interest rates currently being contemplated by the Federal Reserve. Investors were also concerned over the global impact of a slowdown in the Chinese economy. Nevertheless, U.S. economic growth remained quite strong throughout the year, and this strength, along with a firm labor market and corporate merger activity, helped offset negative sentiment.

U.S. Bond prices rose over the period in response to a steep drop in the price of oil and other commodity prices and the decision by the Federal Reserve to leave short term interest rates unchanged at their meeting in September. A moderate pace of growth in domestic economic activity and no indication of inflationary pressure also helped keep bond yields low.

The Japanese market performed well over the twelve months ended September 30, 2015, especially during the first half of the period, driven by aggressive monetary easing by the Bank of Japan, optimism regarding economic and financial reforms, so-called “Abenomics,” and strong export growth as a result of the weaker Yen. Slower GDP growth over the summer and concern over a slowdown in the Chinese economy caused Japanese equities to close the year off their best levels.

In the midst of these highly volatile conditions, ten of the sixteen Hennessy Funds, like many major market indices, posted negative 1-year returns. However, the remaining six Funds posted positive performance over the 1-year period, and all sixteen Funds achieved positive annualized returns for the 3-year, 5-year, 10-year and since inception periods as of September 30, 2015.

We maintained strong and consistent marketing and sales efforts throughout the year, which were targeted to both financial advisors and individual investors. We added approximately 80 to 100 new advisor clients each week and currently serve over 16,000 investment advisors, approximately 20% of whom own two or more of the Hennessy Funds for their clients. We ended the year with 337,000 accountholders nationwide. During the year we expanded our team of sales professionals to serve our advisor and national account clients. We also maintained a rigorous public relations campaign, which resulted in the Hennessy brand name appearing on TV, radio, print or online media on average once every two days.

We believe our recent marketing, sales and public relations efforts, as well as the good relative performance of some of our Funds for the periods ended September 30, 2015, all aided in generating strong inflows into the Hennessy Funds. Total assets under management as of September 30, 2015 were $6.0 billion, an increase of 8.5%, or $467 million, from $5.5 billion as of September 30, 2014 (the end of the prior comparable period). The increase in total assets is attributable to net inflows into the Hennessy Funds of $642 million, partly offset by market depreciation of $175 million. The following table illustrates the changes year by year in our assets under management since the beginning of fiscal year 2011:

	Assets Under Management At Each Fiscal Year End 2011–2015
	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
	(In Thousands)
Beginning assets under management	$892,465	$749,310	$919,262	$4,034,181	$5,520,802
Acquisition inflows	—	—	2,222,961	—	—
Organic inflows	187,581	219,654	1,441,677	2,052,286	2,603,428
Redemptions	(328,812)	(235,262)	(1,198,521)	(1,215,493)	(1,961,186)
Market appreciation (depreciation)	(1,924)	185,560	648,802	649,828	(175,059)

Ending assets under management	$749,310	$919,262	$4,034,181	$5,520,802	$5,987,985

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of September 30, 2015, this asset had a net balance of $62.7 million, compared to $62.5 million at the end of the prior comparable period. The current period increase is due to costs relating to the proxy vote to seek shareholder approval for a 12b-1 plan for the Hennessy Funds that did not previously have a 12b-1 plan.

The principal liability on our balance sheet is the bank debt incurred in connection with both (1) the repurchase of 1,000,000 shares of our common stock pursuant to our self-tender offer and (2) the purchase of assets related to the management of mutual funds. As of September 30, 2015, this liability had a balance of $35.0 million, compared to $26.7 million at the end of the prior comparable period. The current period increase in funds is due to refinancing and expanding our prior loan agreement to provide a partial source of funds for our self-tender offer.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the periods shown:

	Fiscal Year Ended September 30,
	2015		2014
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$41,177	92.0%	$33,581	97.3%
Shareholder service fees	3,562	8.0	945	2.7

Total revenue	44,739	100.0	34,526	100.0

Operating expenses:
Compensation and benefits	9,750	21.8	7,413	21.5
General and administrative	5,223	11.7	4,365	12.6
Mutual fund distribution	2,403	5.4	2,450	7.1
Sub-advisor fees	7,284	16.3	5,910	17.1
Amortization and depreciation	265	0.5	242	0.7

Total operating expenses	24,925	55.7	20,380	59.0

Operating income	19,814	44.3	14,146	41.0
Interest expense	1,012	2.3	1,085	3.2
Other income	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	18,803	42.0	13,062	37.8
Income tax expense	7,414	16.5	5,395	15.6

Net income	$11,389	25.5%	$7,667	22.2%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 29.6% to $44.7 million in the fiscal year ended September 30, 2015 compared to the prior comparable period. Investment advisory fees increased 22.6% to $41.2 million in the fiscal year ended September 30, 2015 compared to the prior comparable period. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the fiscal year ended September 30, 2015 increased by $1.2 billion, or 24.0%, to $6.0 billion, versus the prior comparable period. Shareholder service fees increased 276.9% to $3.6 million in the fiscal year ended September 30, 2015 compared to the prior comparable period. The increase in shareholder service fees is due both to increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015 instead of only some of the Hennessy Funds in the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates range between 0.40% and 1.20% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the fiscal year ended September 30, 2015 was the Hennessy Gas Utility Fund, with $2.1 billion. The Company collects investment advisory fees from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the fiscal year ended September 30, 2015 was the Hennessy Focus Fund, with $1.7 billion. The Company collects investment advisory fees from the Hennessy Focus Fund at a gross annual rate of 0.90% of average daily net assets and an annual rate, net of a sub-advisory fee of 0.29%, of 0.61%.

Total assets under management as of September 30, 2015 were $6.0 billion, an increase of 8.5% or $467 million, compared with $5.5 billion as of September 30, 2014. The increase in total assets under management over the fiscal year ended September 30, 2015 was due to net inflows into the Hennessy Funds of $642 million, partly offset by market depreciation of $175 million. Net inflows for the fiscal year ended September 30, 2015 were led by the Hennessy Mid Cap 30 Fund ($609 million), the Hennessy Focus Fund ($375 million), and the Hennessy Equity & Income Fund ($96 million). Redemptions as a percentage of assets under management increased to an average of 2.7% per month during the fiscal year ended September 30, 2015 compared to 2.1% per month during the fiscal year ended September 30, 2014.

While we have waived fees to comply with contractual expense ratio limitations, we do not anticipate waiving fees on a voluntary basis. We waived fees of $0.02 million for the fiscal year ended September 30, 2015, a decrease of $0.14 million, or 85%, from waived fees of $0.16 million in the prior comparable period. The decrease is due in part to greater efficiencies in the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, and the Hennessy Technology Fund, and in part to contractual expense ratio limitations on the named funds that expired on February 28, 2015.

Operating Expenses

Total operating expenses increased 22.3% to $24.9 million in the fiscal year ended September 30, 2015, from $20.4 million in the prior comparable period. The increase is due primarily to increases in employee expense and marketing and sales expense resulting from increased assets under management. As a percentage of total revenue, total operating expenses decreased 3.3 percentage points to 55.7% in the fiscal year ended September 30, 2015, as compared to 59.0% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 31.5% to $9.8 million in the fiscal year ended September 30, 2015, from $7.4 million in the prior comparable period. The increase is primarily due to increased employment in marketing and finance necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 0.3 percentage points to 21.8% for the fiscal year ended September 30, 2015, compared to 21.5% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 19.7% to $5.2 million in the fiscal year ended September 30, 2015, from $4.4 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts (not including fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients, which are reflected in “Mutual Fund Distribution Expense”) in the current period. As a percentage of total revenue, general and administrative expense decreased 0.9 percentage points to 11.7% in the fiscal year ended September 30, 2015, from 12.6% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 1.9% to $2.4 million in the fiscal year ended September 30, 2015, from $2.5 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 1.7 percentage points to 5.4% for the fiscal year ended September 30, 2015, compared to 7.1% in the prior comparable period.

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

The decrease in mutual fund distribution expense for the fiscal year ended September 30, 2015 is due to the implementation of a Distribution (Rule 12b-1) Plan for the Hennessy Gas Utility Fund as of March 1, 2015, which charges the Fund an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. The distribution plan therefore allows the Fund to use the distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, beginning March 1, 2015, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the Hennessy Gas Utility Fund pursuant to the distribution plan.

This decrease is partly offset by an increase in the average daily net assets of the Hennessy Funds held through financial institutions as a percentage of average daily net assets of the Hennessy Funds in total. For the fiscal year ended September 30, 2015, the average daily net assets of the Hennessy Funds held through financial institutions increased to 85.7% of total average daily net assets of the Hennessy Funds compared to 83.6% for the prior comparable period.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 23.2% to $7.3 million in the fiscal year ended September 30, 2015, from $5.9 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 0.8 percentage points to 16.3% for the fiscal year ended September 30, 2015, compared to 17.1% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 9.5% to $0.3 million in the fiscal year ended September 30, 2015, from $0.2 million in the prior comparable period. The increase is mainly a result of a higher fixed asset base for the twelve months ended September 30, 2015 compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.2 percentage points to 0.5% for the fiscal year ended September 30, 2015, compared to 0.7% in the prior comparable period.

Interest Expense: Interest expense decreased 6.7% to $1.01 million in the fiscal year ended September 30, 2015, from $1.09 million in the prior comparable period. The decrease is due to $3.75 million in principal payments since the prior comparable period. As a percentage of total revenue, interest expense decreased 0.9 percentage points to 2.3% for the fiscal year ended September 30, 2015, compared to 3.2% in the prior comparable period.

Income Tax Expense: Income tax expense increased 37.4% to $7.4 million in the fiscal year ended September 30, 2015, from $5.4 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 1.0 percentage points to 16.6% for the fiscal year ended September 30, 2015, compared to 15.6% in the prior comparable period.

Net Income

Net income increased by 48.5% to $11.4 million in the fiscal year ended September 30, 2015, from $7.7 million in the prior comparable period, as a result of the factors discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have and have not had any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2015 will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of September 30, 2015 were $6.0 billion, which was an increase of $467 million, or 8.5%, from September 30, 2014. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $63.0 million as of September 30, 2015. As of September 30, 2015, we had cash and cash equivalents of $3.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2015 and 2014:

	For the Fiscal Year Ended September 30, (in thousands)
	2015	2014
Cash flow data:
Operating cash flows	$14,456	$9,413
Investing cash flows	(462)	(19,292)
Financing cash flows	(18,553)	9,118

Net decrease in cash and cash equivalents	$(4,559)	$(761)

The increase in cash provided by operating activities of $5.0 million is mainly due to an increase in net income from prior year.

The decrease in cash used for investing activities is due to costs associated with purchasing the FBR Funds in the prior year.

The decrease in cash provided by financing activities is due to the repurchase of 1,000,000 shares of our common stock at $25 per share pursuant to our self-tender offer in September 2015.

Dividend Payments. A quarterly cash dividend of $0.05 per share was paid on December 8, 2014 to shareholders of record as of November 14, 2014. Additionally, quarterly cash dividends of $0.06 per share were paid on March 9, 2015 to shareholders of record as of February 13, 2015; on June 12, 2015 to shareholders of record as of May 20, 2015; and on September 10, 2015 to shareholders of record as of August 18, 2015. The total payment from cash on hand was $1.4 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association, as administrative agent (in such capacity, “Agent”) and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced our bank loan previously entered into by Hennessy Advisors and U.S. Bank on October 26, 2012 and amended on November 1, 2013. Immediately prior to September 17, 2015, our bank loan had an outstanding principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,000,000 shares of our common stock at $25 per share pursuant to our self-tender offer, we entered into a new term loan agreement to fund in part our self-tender, thereby increasing our total loan balance to $35.0 million. The new term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest, at our option, at either:

(1) LIBOR plus a margin that ranges from 2.75% to 3.25%, depending on our ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), or

(2) the sum of (a) the highest of the prime rate set by U.S. Bank from time to time, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.00%, and (b) a margin that ranges from 0.25% to 0.75%, depending on our ratio of consolidated debt to consolidated EBITDA.

As of September 30, 2015, the current effective interest rate is 4.0%.

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The new term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2015. As of September 30, 2015, we had $35.0 million currently outstanding under our bank loan.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2015, consisting of loan payments, including the related interest payments due, and operating leases and sub-lease:

	Payments due by period (in thousands)
	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	More Than 5 Years
Principal on bank loan	$35,000	$4,010	$9,115	$21,875	$—
Interest on bank loan (1)	4,148	1,099	2,222	827	—
Operating lease (2)	519	315	204	—	—
Operating lease (3)	13	13	—	—	—
Operating lease (4)	3	3	—	—	—

Total	$39,683	$5,440	$11,541	$22,702	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate of prime plus 0.75%, or 4.00%, based on the prime rate of 3.25% since December 17, 2008.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.

(3)	This lease is for the lease of office space located at 101 Federal Street, Suite 1900, Boston, Massachusetts, 02110.
(4)	This lease is for the lease of office space located at 1340 Environ Way, #305, Chapel Hill, North Carolina, 27517.

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

The management contracts we have purchased are considered intangible assets with an indefinite life. In July 2012, the FASB issued amendments to Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles–Goodwill and Other–General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. Previously, an entity was required to conduct an impairment analysis at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and allows the Company to forego the annual impairment analysis as the more-likely-than-not threshold is met as of September 30, 2015.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $62.7 million as of September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, it will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”). The effective date for the new standard has been deferred to apply to annual periods beginning after December 15, 2017, including interim periods within that reporting period (the Company’s first quarter of fiscal year 2019). The adoption of this standard is not expected to impact the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subjected to different types of risk, including market risk. Market risk is the risk that we will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A, “Risk Factors,” above, our revenue is calculated as a percentage of the average daily net asset values of the Hennessy Funds. Declines in the value of the securities held by the Hennessy Funds will negatively impact our revenues and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within the Hennessy Funds would have on our assets under management, and therefore our revenues. The changes are compared to average asset values for the fiscal year ended September 30, 2015, and future values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue
	(In thousands)

	Values Based on Average Net Assets for Fiscal Year ended September 30, 2015	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets
Average Assets
Under Management	$6,005,636	$6,606,200	$5,405,072

Investment Advisor Fees	$41,177	$45,295	$37,059
Shareholder Service Fees	3,562	3,922	3,209

Total Revenue:	$44,739	$49,217	$40,268

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 using the criteria set forth in 2014 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

San Francisco, California

November 30, 2015

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2015	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$3,086	$7,645
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	4,052	3,142
Prepaid expenses	1,049	601
Deferred income tax asset	683	342
Other current assets	535	444

Total current assets	9,412	12,181

Property and equipment, net of accumulated depreciation of $733 and $554, respectively	319	240
Management contracts	62,681	62,489
Deferred offering costs	12	—
Other assets, net of accumulated amortization of $328 and $242, respectively	709	405

Total assets	$73,133	$75,315

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$4,699	$3,538
Income taxes payable	1,097	—
Deferred rent	94	142
Current portion of long-term debt	4,375	3,750

Total current liabilities	10,265	7,430

Long-term debt, net of current portion	30,625	22,972
Deferred income tax liability	9,148	7,499

Total liabilities	50,038	37,901

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,046,628 shares issued and outstanding at September 30, 2015 and 6,019,276 at September 30, 2014	11,654	10,852
Retained earnings	11,441	26,562

Total stockholders’ equity	23,095	37,414

Total liabilities and stockholders’ equity	$73,133	$75,315

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2015	2014
Revenue
Investment advisory fees	$41,177	$33,581
Shareholder service fees	3,562	945

Total revenue	44,739	34,526

Operating expenses
Compensation and benefits	9,750	7,413
General and administrative	5,223	4,365
Mutual fund distribution	2,403	2,450
Sub-advisor fees	7,284	5,910
Amortization and depreciation	265	242

Total operating expenses	24,925	20,380

Operating income	19,814	14,146
Interest expense	1,012	1,085
Other (income) expense, net	(1)	(1)

Income before income tax expense	18,803	13,062
Income tax expense	7,414	5,395

Net income	$11,389	$7,667

Earnings per share:
Basic	$1.93	$1.31

Diluted	$1.91	$1.30

Weighted average shares outstanding:
Basic	5,887,396	5,856,309

Diluted	5,960,689	5,896,733

Cash dividends declared per share:	$0.23	$0.15

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2015 and 2014

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2013	5,898,756	$9,948	$19,839	$29,787
Net income	—	—	7,667	7,667
Dividends paid	—	—	(898)	(898)
Employee and director stock options exercised	186,004	1,318	—	1,318
Repurchase of employee and director stock options to pay for option exercise	(69,227)	(900)	—	(900)
Repurchase of employee stock to pay for option exercise	(6,757)	(104)	—	(104)
Employee and director restricted stock vested	15,000	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(4,500)	(39)	(46)	(85)
Deferred restricted stock unit compensation	—	202	—	202
Tax effect of restricted stock unit vesting	—	427	—	427

Balance at September 30, 2014	6,019,276	$10,852	$26,562	$37,414
Net income	—	—	11,389	11,389
Dividends paid	—	—	(1,386)	(1,386)
Shares issued pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	130	3	—	3
Repurchase of common stock persuant to self- tender offer, including costs of $55,655	(1,000,000)	—	(25,056)	(25,056)
Employee and director restricted stock vested	34,075	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(6,853)	(71)	(68)	(139)
Deferred restricted stock unit compensation	—	692	—	692
Tax effect of restricted stock unit vesting and stock option exercises	—	178	—	178

Balance at September 30, 2015	5,046,628	$11,654	$11,441	$23,095

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Year Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,389	$7,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	242
Deferred income taxes	1,308	1,494
Tax effect from restricted stock units and stock options	178	427
Restricted stock units repurchased for employee tax withholding	(139)	(85)
Deferred restricted stock unit compensation	692	202
Unrealized gains on marketable securities	—	(1)

(Increase) decrease in operating assets:
Investment fee income receivable	(910)	(740)
Prepaid expenses	(448)	(332)
Other current assets	(91)	(8)
Other assets	2	28
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	1,161	453
Income taxes payable	1,097	(44)
Current portion of deferred rent	(48)	110

Net cash provided by operating activities	14,456	9,413

Cash flows used in investing activities:
Purchases of property and equipment	(258)	(140)
Deferred offering costs	(12)	—
Payments related to acquisition of management contracts	(192)	(19,152)

Net cash used in investing activities	(462)	(19,292)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(3,750)	(3,432)
Payoff of previous bank loan	(22,972)	—
Proceeds from new bank loan	35,000	—
Proceeds from amended bank loan	—	13,287
Loan fee payments on bank loan	(392)	(153)
Proceeds from exercise of employee and director stock options	—	314
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and stock repurchase plan	3	—
Dividend payments	(1,386)	(898)
Repurchase of common stock persuant to self-tender offer, including costs of $55,655	(25,056)	—

Net cash (used in) provided by financing activities	(18,553)	9,118

Net decrease in cash and cash equivalents	(4,559)	(761)
Cash and cash equivalents at the beginning of the period	7,645	8,406

Cash and cash equivalents at the end of the period	$3,086	$7,645

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$5,194	$3,519

Interest	$1,004	$1,053

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2015 and 2014

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989 as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to the entire family of the Hennessy Funds. Prior to March 1, 2015, the Company only earned shareholder service fees from some of the Hennessy Funds.

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing daily reconciliations of portfolio positions and cash for the fund;

•	monitoring the compliance of the fund with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of service providers to the fund (including sub-advisors, as applicable), conducting on-site visits to the service providers to the fund (including sub-advisors, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage and D&O/E&O insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Funds’ Board of Trustees;

•	overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies;

•	overseeing service providers that support the fund in providing fund accounting, fund administration, fund distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services;

•	maintaining comprehensive and nationwide in-house marketing and distribution departments on behalf of the fund;

•	overseeing an ongoing and wide-ranging public relations campaign on behalf of the fund;

•	being actively involved with preparing regulatory filings for the fund;

•	preparing or reviewing a written summary of the fund’s performance for the most recent six-month or twelve-month period, as applicable, for each semi-annual and annual report of the fund;

•	overseeing distribution of the fund through third party financial intermediaries;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income, and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2015, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

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

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of $0.003 million per year were recognized in operations for fiscal years 2015 and 2014.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(d)	Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. Prior to September 30, 2012, the Company had completed several purchases of assets related to the management of 13 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2015 or 2014.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of September 30, 2015.

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

The contingent payment due under the Asset Purchase Agreement was determined to be $19.2 million as of October 28, 2013. The amount of the liability was booked as of September 30, 2013 because it was measurable. The contingent payment was funded in part with $13.3 million of debt proceeds that were obtained pursuant to an amendment of the Company’s then-existing loan agreement with U.S. Bank National Association that allowed the Company to borrow such amount, with the remainder of the payment being funded out of working capital. Of the $13.3 million of debt proceeds, $11.6 million was shown as a long-term liability on the balance sheet because it was funded by U.S. Bank National Association on a long-term basis.

(e)	Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2015 and 2014. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2015 and 2014 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of purchased management contracts is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

The Company believes the positions taken on the tax returns are fully supported, but tax authorities may challenge these positions, which may not be fully sustained on examination by the relevant tax authorities. Accordingly, the income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgement and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the income tax provision, and, therefore, could have a material impact on our income tax provision, net income and cash flows. The accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions. For a further discussion on taxes, refer to Note 8 to the Financial Statements.

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States, California, Massachusetts, Texas, New Hampshire, North Carolina, Illinois, Maryland, Michigan, Minnesota, New Jersey, and New York. The tax years ended in 2011 through 2014 remain open and subject to examination by the appropriate governmental agencies in the U.S.; the 2010 through 2014 tax years remain open in California; the 2012 through 2014 tax years remain open in Massachusetts and New Hampshire; and the 2014 tax year remains open in Texas. For the unfiled tax returns: Illinois, Maryland, Michigan, Minnesota, New Jersey, and New York, the statute of limitations will be open indefinitely.

The Company’s effective tax rate of 39.4% and 41.3% for the fiscal years ended September 30, 2015 and 2014, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were no common stock equivalents excluded from the earnings per share calculation for the fiscal year ended September 30, 2015 and 2014 because they were anti-dilutive.

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

The exercise price of all options granted under the 2001 Omnibus Plan was equal to the market price of the underlying common stock on the grant date and all options were granted and fully vested on the grant date. There were no options granted during the fiscal year ended September 30, 2015.

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 182,500 and 77,800 RSUs granted during the fiscal years ended September 30, 2015 and 2014, respectively.

The Company, per the fair value recognition provisions of the FASB guidance on Stock Compensation, uses the “Modified Perspective” method in accordance with the transition and disclosure provisions for stock based compensation. All compensation costs related to RSUs vested during the fiscal years ended September 30, 2015 and 2014 have been recognized in the financial statements.

The Company has available up to 2,523,314 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Plan. There are no outstanding stock options as of September 30, 2015.

RSU activity for the fiscal years ended September 30, 2015 and 2014 was as follows:

	Restricted Stock Unit Activity Years Ended September 30, 2015 and 2014
	Number of Restricted Share Units	Weighted Avg. Fair Value at Each Date
Non-vested Balance at September 30, 2013	59,375	$8.61
Granted	77,800	$14.39
Vested (1)	(22,712)	$8.89
Forfeited	(1,500)	$9.01

Non-vested Balance at September 30, 2014	112,963	$12.53
Granted	182,500	$21.12
Vested (1)	(50,036)	$13.83
Forfeited	(600)	$9.01

Non-vested Balance at September 30, 2015	244,827	$18.67

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 27,222 and 10,500 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2015 and 2014, respectively.

Restricted Stock Unit Compensation Fiscal Year Ended September 30, 2015
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$7,622
Compensation Expense recognized as of September 30, 2015	(3,050)

Unrecognized compensation expense related to RSU’s at September 30, 2015	$4,572

As of September 30, 2015, there was $4.6 million of total RSU compensation expense related to non-vested awards not yet recognized that is expected to be recognized over a weighted-average vesting period of 3.3 years.

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

The Company has management contracts with Hennessy Funds Trust, under which it provides investment advisory services to all classes of the 16 Hennessy Funds.

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

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Large Value Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisor fees to the sub-advisors, which are based on the amount of each applicable Hennessy Fund’s average daily net assets.

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

Based on the standard’s definitions, the following table represents the Company’s financial assets categorized in the level 1 to 3 hierarchy as of September 30, 2015:

	Fair Value Measurements at Reporting Date (amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$1,592	$—	$—	$1,592
Mutual fund investments	7	—	—	7

Total	1,599	—	—	1,599

Amounts included in:
Cash and cash equivalents	1,592	—	—	1,592
Investments in marketable securities	7	—	—	7

Total	$1,599	$—	$—	$1,599

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments at the fiscal years ended September 30, 2015 and 2014 was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
2015
Mutual fund investments	$4	$16	$(13)	$7

Total	4	16	(13)	7

2014
Mutual fund investments	4	15	(12)	7

Total	$4	$15	$(12)	$7

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended September 30, 2015 and 2014:

	September 30,
	2015	2014
	(in thousands)
Equipment	$318	$277
Leasehold improvements	123	123
Furniture and fixtures	289	173
IT Infrastructure	61	59
Software	261	162

	1,052	794
Less: accumulated depreciation	(733)	(554)

	$319	$240

(6)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred. The management contract asset was $62.7 million as of September 30, 2015, compared to $62.5 million at the end of the prior comparable period. The costs are defined as an “intangible asset” per FASB standard “Intangibles – Goodwill and Other.” The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the assets related to management contracts.

(7)	Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association, as administrative agent (in such capacity, “Agent”) and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank on October 26, 2012 and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s outstanding bank loan with U.S. Bank National Association had a principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,000,000 shares of the Company’s common stock at $25 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank National Association and a $15.0 million promissory note to California Bank & Trust). The new term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest, at our option, at either:

(1) LIBOR plus a margin that ranges from 2.75% to 3.25%, depending on Hennessy Advisors’ ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), or

(2) the sum of (a) the highest of the prime rate set by U.S. Bank from time to time, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.00%, and (b) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA.

As of September 30, 2015, the current effective interest rate is 4.0%.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019. The note maturity schedule is as follows:

Years ended September 30:
(in thousands)
2016	$4,375
2017	4,375
2018	4,375
2019	21,875

Total	$35,000

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the fiscal years ended September 30, 2015 and 2014.

The Company did an evaluation of the debt modification and determined that the portion of the loan refinanced with the same creditor (the $20.0 million with U.S. Bank National Association) is not considered “substantially different” from the original loan with U.S. Bank National Association per the conditions set forth in ASC 470-50 – Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.39 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 48 months. Amortization expense during the fiscal year ended September 30, 2015 was $86,495 compared to $83,327 for the prior comparable period. Future amortization expense is as follows:

Years ended September 30:
(in thousands)
2016	$143
2017	143
2018	143
2019	143

Total	$572

(8)	Income Taxes

As of September 30, 2015 and 2014, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.5 million and $0, respectively, of which $0.3 million and $0, respectively, would decrease the Company’s effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal year ended September 30, 2015 are as follows:

2015
(in thousands)
Beginning year balance	$—
Increase related to prior year tax positions	438
Increase related to current year tax positions	55
Settlements	—
Lapse of statutes of limitations	—

Ending year balance	$493

The Company’s net liability for accrued interest and penalties was $0.12 million as of September 30, 2015. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The total amount of unrecognized tax benefits can change due to final regulations, audit settlements, tax examinations activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainly in income taxes. The Company is unable to estimate what this change could be within the next twelve months, but does not believe it would be material to its financial statements.

The provision for income taxes was comprised of the following for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Current
Federal	$5,017	$3,080
State	1,089	821

	6,106	3,901

Deferred
Federal	1,444	1,312
State	(136)	182

	1,308	1,494

Total	$7,414	$5,395

The principal reasons for the differences from the federal statutory rate are as follows:

	2015	2014
Federal tax at statutory rate	35.0%	34.0%
True-up of prior year’s tax provision	-2.1	1.4
State tax at statutory rate	3.9	5.5
Permanent and other differences	0.2	0.4
Uncertain tax position allowance	2.4	—

Effective Tax Rate	39.4%	41.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2015 and 2014 are presented below:

	2015	2014
	(in thousands)
Current deferred tax assets:
Accrued compensation	$69	$26
Deferred rent	—	56
Stock Compensation	137	—
State taxes	476	260
Capital loss carryforward	11	11

Total deferred tax assets	693	353
Less: disallowed capital loss	(10)	(11)

Net deferred tax assets	683	342
Noncurrent deferred tax liabilities:
Stock based compensation	—	26
Property and equipment	(55)	(39)
Management contracts	(9,093)	(7,486)

Total deferred tax liabilities	(9,148)	(7,499)

Net deferred tax liabilities	$(8,465)	$(7,157)

The tax benefits in 2015 and 2014 for share based compensation awards that will result in future tax deductions are included in deferred tax assets. The Company accounts for Additional Paid in Capital (APIC) adjustments related to tax deductions in excess of book deductions for stock based compensation using the with-and-without method, recognizing a windfall benefit to APIC only after considering all other tax benefits presently available to it.

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the fiscal years ended September 30, 2015 and 2014:

	September 30,
	2015	2014
Weighted average common stock outstanding	5,887,396	5,856,309
Common stock equivalents – stock options and RSU’s	73,293	40,424

	5,960,689	5,896,733

There were no common stock equivalents excluded from the per share calculations for the fiscal years ended September 30, 2015 and September 30, 2014 because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter. The minimum future rental commitment under this lease as of September 30, 2015 is $437,133 for the remaining term of the lease. The straight-line rent expense is $22,869 per month for the remaining term of the lease.

The Company also has office space under a single non-cancelable operating lease at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110. The initial term of our lease expired on November 30, 2015, but automatically renews for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date. The future rental commitment under this lease as of September 30, 2015 is $26,933 for the remaining term of the lease. The straight-line rent expense is $5,233 per month for the remaining term of the lease.

The Company also has office space under a single non-cancelable operating lease at 1340 Environ Way, #305, Chapel Hill, North Carolina 27517. The initial term of our lease expired on November 30, 2015, but automatically renews for successive three-month periods unless either party terminates the lease by providing at least two months’ notice of termination to the other party prior to the next renewal date. The future rental commitment under this lease as of September 30, 2015 is $3,480 for the remaining term of the latest automatic renewal. The straight-line rent expense is $1,740 per month for the remaining term of the lease.

The annual minimum future rental commitments under the foregoing leases as of September 30, 2015 and for future fiscal years ending September 30, 2017 are as follows:

Fiscal Year
(in thousands)
2016	$298
2017	142

Total	$440

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2015 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $1.51 million. In addition, total cash and cash equivalents include $1.5 million held in the First American Prime Obligations Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015 (the Company’s second quarter of fiscal year 2016). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended September 30, 2015.

(13)	Subsequent Event

As of the file date of November 30, 2015, management evaluated the existence of events occurring subsequent to the fiscal year end of September 30, 2015 and determined the following to be subsequent events:

On October 30, 2015, we announced an additional cash dividend of $0.06 per share to be paid on December 9, 2015 to shareholders of record as of November 16, 2015. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our Board of Directors may consider relevant.

A Distribution (Rule 12b-1) Plan for each of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Large Value Fund was recently approved by the Funds’ Board of Trustees and the shareholders of such funds and became effective as of November 1, 2015.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2015 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in our Proxy Statement for our 2016 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

CODE OF ETHICS

In December 2014, we implemented a revised code of ethics that applies to our principal executive officer, principal financial officer, executive vice presidents, directors and all employees. The code has been designed in accordance with the Sarbanes-Oxley Act of 2002 to promote honest and ethical conduct. The code also applies to Hennessy Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of September 30, 2015 with respect to our equity compensation plans pursuant to which shares of our common stock may be issued. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	269,725	$0.00	1,359,527

Equity compensation plans not approved by security holders	0	0	0

Total	269,725	$0.00	1,359,527

(1)	The maximum number of shares of common stock that may be issued under the Plan is 50% of our outstanding common stock, or 2,523,314 shares, as of the fiscal year ended September 30, 2015.
(2)	The number of securities to be issued includes 269,125 shares relating to RSUs to be issued according to the vesting schedule of 25% per year. The exercise price for RSUs is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Corporate Governance.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP for professional services performed for 2015 and 2014, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8, “Financial Statements and Supplementary Data,” above.

2.1	Asset Purchase Agreement, dated June 6, 2012, between the registrant and FBR Fund Advisers, Inc. (5)*

3.1	Amended and Restated Articles of Incorporation (13)

3.2	Fourth Amended and Restated Bylaws (15)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (4)

10.3	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (4)

10.4	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (7)

10.5	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (12)

10.6	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (4)

10.7	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (7)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity sleeve)) (7)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (7)

10.10	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (7)

10.11	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.12	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (12)

10.13	First Amendment to Amended and Restated Servicing Agreement, dated March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds)

10.14	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (6)

10.15	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (10)

10.16	Form of Restricted Stock Unit Award Agreement for Employees (1)(8)

10.17	Form of Restricted Stock Unit Award Agreement for Directors (1)(8)

10.18	Form of Stock Option Award Agreement for Employees (1)(8)

10.19	Form of Stock Option Award Agreement for Directors (1)(8)

10.20	Bonus Agreement, dated August 28, 2006, between the registrant and Teresa M. Nilsen (1)(3)

10.21	First Amendment to Bonus Agreement, dated as of March 26, 2014, between the registrant and Teresa M. Nilsen (1)(11)

10.22	Bonus Agreement, dated August 28, 2006, between the registrant and Daniel B. Steadman (1)(3)

10.23	First Amendment to Bonus Agreement, dated as of March 26, 2014, between the registrant and Daniel B. Steadman (1)(11)

10.24	Second Amended and Restated Employment Agreement, dated as of February 21, 2014, between the registrant and Neil J. Hennessy (1)(9)

10.25	Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 17, 2015 (14)*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2015, filed on November 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed August 30, 2006.
(4)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872) filed December 4, 2009.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed June 8, 2012.
(6)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872) filed January 17, 2013.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No 000-49872) filed February 21, 2014.
(10)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2014 (SEC File No. 000-49872) filed February 21, 2014.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed March 27, 2014.
(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423) filed August 6, 2014.

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2015 (SEC File No. 001-36423) filed May 5, 2015.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed November 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Neil J. Hennessy	Dated: November 30, 2015
Neil J. Hennessy
Chief Executive Officer and President (As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: November 30, 2015
Teresa M. Nilsen Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

By:	/s/ Daniel B. Steadman	Dated: November 30, 2015
Daniel B. Steadman Executive Vice President and Director

By:	/s/ Kathryn R. Fahy	Dated: November 30, 2015
Kathryn R. Fahy Director of Finance

By:	/s/ Henry Hansel	Dated: November 30, 2015
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Dated: November 30, 2015
Brian A. Hennessy Director

By:	/s/ Daniel G. Libarle	Dated: November 30, 2015
Daniel G. Libarle Director

By:	/s/ Rodger Offenbach	Dated: November 30, 2015
Rodger Offenbach Director

By:	/s/ Susan Pomilia	Dated: November 30, 2015
Susan Pomilia Director

By:	/s/ Thomas L. Seavey	Dated: November 30, 2015
Thomas L. Seavey Director

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Asset Purchase Agreement, dated June 6, 2012, between the registrant and FBR Fund Advisers, Inc. (5)*

3.1	Amended and Restated Articles of Incorporation (13)

3.2	Fourth Amended and Restated Bylaws (15)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (4)

10.3	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (4)

10.4	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (7)

10.5	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (12)

10.6	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (4)

10.7	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (7)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity sleeve)) (7)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (7)

10.10	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (7)

10.11	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.12	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (12)

10.13	First Amendment to Amended and Restated Servicing Agreement, dated March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds)

10.14	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (6)

10.15	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (10)

10.16	Form of Restricted Stock Unit Award Agreement for Employees (1)(8)

10.17	Form of Restricted Stock Unit Award Agreement for Directors (1)(8)

10.18	Form of Stock Option Award Agreement for Employees (1)(8)

10.19	Form of Stock Option Award Agreement for Directors (1)(8)

10.20	Bonus Agreement, dated August 28, 2006, between the registrant and Teresa M. Nilsen (1)(3)

10.21	First Amendment to Bonus Agreement, dated as of March 26, 2014, between the registrant and Teresa M. Nilsen (1)(11)

10.22	Bonus Agreement, dated August 28, 2006, between the registrant and Daniel B. Steadman (1)(3)

10.23	First Amendment to Bonus Agreement, dated as of March 26, 2014, between the registrant and Daniel B. Steadman (1)(11)

10.24	Second Amended and Restated Employment Agreement, dated as of February 21, 2014, between the registrant and Neil J. Hennessy (1)(9)

10.25	Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 17, 2015 (14)*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2015, filed on November 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed August 30, 2006.
(4)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872) filed December 4, 2009.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed June 8, 2012.
(6)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872) filed January 17, 2013.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No 000-49872) filed February 21, 2014.
(10)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2015 (SEC File No. 000-49872) filed February 21, 2014.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed March 27, 2014.
(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423) filed August 6, 2014.
(13)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2015 (SEC File No. 001-36423) filed May 5, 2015.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2015.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed November 2, 2015.