Form 10-Q
period 2015-12-31
HENNESSY ADVISORS INC
filed 2016-01-28
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

As of January 19, 2016, there were 5,065,502 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,146	$3,086
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	4,424	4,052
Prepaid expenses	597	1,049
Deferred income tax asset	683	683
Other accounts receivable	635	535

Total current assets	10,492	9,412

Property and equipment, net of accumulated depreciation of $784 and $733, respectively	354	319
Management contracts	62,919	62,681
Deferred offering costs	13	12
Other assets, net of accumulated amortization of $365 and $328, respectively	687	709

Total assets	$74,465	$73,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,221	$4,699
Income taxes payable	—	1,097
Deferred rent	79	94
Current portion of long-term debt	4,375	4,375

Total current liabilities	7,675	10,265

Long-term debt, net of current portion	29,531	30,625
Deferred income tax liability	10,561	9,148

Total liabilities	47,767	50,038

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,065,365 shares issued and outstanding at December 31, 2015 and 5,046,628 at September 30, 2015	11,957	11,654
Retained Earnings	14,741	11,441

Total stockholders’ equity	26,698	23,095

Total liabilities and stockholders’ equity	$74,465	$73,133

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenue
Investment advisory fees	$11,823	$9,473
Shareholder service fees	1,330	261

Total revenue	13,153	9,734

Operating expenses
Compensation and benefits	2,965	2,069
General and administrative	1,539	1,382
Mutual fund distribution	150	862
Sub-advisor fees	2,150	1,594
Amortization and depreciation	88	65

Total operating expenses	6,892	5,972

Operating income	6,261	3,762

Interest expense	361	264

Income before income tax expense	5,900	3,498

Income tax expense	2,250	1,432

Net income	$3,650	$2,066

Earnings per share:
Basic	$0.72	$0.36

Diluted	$0.71	$0.35

Weighted average shares outstanding:
Basic	5,063,344	5,776,115

Diluted	5,121,437	5,839,657

Cash dividends declared per share:	$0.06	$0.05

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2015

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity

Balance at September 30, 2015	5,046,628	$11,654	$11,441	$23,095

Net income	—	—	3,650	3,650

Dividends paid	—	—	(304)	(304)

Employee and director restricted stock vested	22,500	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(3,925)	(52)	(46)	(98)

Equity issued pursuant to direct stock purchase plan	162	5	—	5

Deferred restricted stock unit compensation	—	350	—	350

Balance at December 31, 2015	5,065,365	$11,957	$14,741	$26,698

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,650	$2,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	65
Deferred income taxes	1,413	521
Restricted stock units repurchased for employee tax withholding	(98)	(34)
Deferred restricted stock unit compensation	350	160
Deferred rent	(15)	(6)

(Increase) decrease in operating assets:
Investment fee income receivable	(372)	(228)
Prepaid expenses	452	234
Other accounts receivable	(100)	83
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(1,478)	(1,127)
Income taxes payable	(1,097)	—

Net cash provided by operating activities	2,793	1,734

Cash flows used in investing activities:
Purchases of property and equipment	(86)	(32)
Deferred offering costs	(1)	—
Payments related to management contracts	(238)	—

Net cash used in investing activities	(325)	(32)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(1,094)	(938)
Loan fee payments on bank loan	(15)	—
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and stock repurchase plan	5	—
Dividend payments	(304)	(301)

Net cash used in financing activities	(1,408)	(1,239)

Net increase in cash and cash equivalents	1,060	463

Cash and cash equivalents at the beginning of the period	3,086	7,645

Cash and cash equivalents at the end of the period	$4,146	$8,108

Supplemental disclosures of cash flow information:

Cash paid for:
Income taxes	$1,598	$752

Interest	$284	$265

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at December 31, 2015, the Company’s operating results for the three months ended December 31, 2015 and 2014, and the Company’s cash flows for the three months ended December 31, 2015 and 2014. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to Investor Class shares of the entire family of Hennessy Funds. Prior to March 1, 2015, the Company only earned shareholder servicing fees from Investor Class shares of some of the Hennessy Funds.

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing daily reconciliations of portfolio positions and cash for the fund;

•	monitoring the compliance of the fund with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of service providers to the fund (including sub-advisors, as applicable), conducting on-site visits to the service providers to the fund (including sub-advisors, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage and D&O/E&O insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, and monitoring such sub-advisor’s investment performance and adherence to investment policies;

•	overseeing service providers that support the fund in providing fund accounting, fund administration, fund distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services;

•	maintaining comprehensive and nationwide in-house marketing and distribution departments on behalf of the fund;

•	overseeing an ongoing and wide-ranging public relations campaign on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent six-month or twelve-month period, as applicable, for each semi-annual and annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of December 31, 2015, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

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

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. As of December 31, 2015, the Company has completed several purchases of assets related to the management of 23 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of December 31, 2015, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of December 31, 2015.

(3)	Investment Advisory Agreements

The Company has management contracts with Hennessy Funds Trust, under which it provides investment advisory services to all classes of the 16 Hennessy Funds.

The management contracts must be renewed annually by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) by the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If the management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

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

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s outstanding bank loan with U.S. Bank had a principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1 million shares of the Company’s common stock at $25 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). The new term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest, at the Company’s option, at either:

(1) LIBOR plus a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), or

(2) the sum of (a) the highest of the prime rate set by U.S. Bank from time to time, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.00%, and (b) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA.

As of December 31, 2015, the current effective interest rate is 4.25%.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2015 and 2014.

The Company did an evaluation of the debt modification and determined that the portion of the loan refinanced with the same creditor (the $20.0 million with U.S. Bank) is not considered “substantially different” from the original loan with U.S. Bank per the conditions set forth in Accounting Standards Codification 470-50 – Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 48 months. Amortization expense during the three-month periods ended December 31, 2015 and 2014, was $0.04 million and $0.02 million, respectively. The unamortized balance of the loan fees was $0.55 million as of December 31, 2015.

(5)	Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2015 and 2014, were 38.1% and 40.9%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective tax rate was lower for the period ended December 31, 2015, due to changes in state apportionment.

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our federal tax returns in for 2012 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal 2011. For state tax jurisdiction with unfiled tax returns the statute of limitations will remain open indefinitely.

(6)	Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three months ended December 31, 2015 and 2014.

A quarterly cash dividend of $0.06 per share was paid on December 9, 2015, to shareholders of record as of November 16, 2015.

(7)	Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Plan during the three months ended December 31, 2015, and 62,500 RSUs granted under the Plan during the three months ended December 31, 2014. RSU activity for the three months ended December 31, 2015, was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2015
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2015	244,827	$18.67

Granted	—	—

Vested (1)	(19,875)	17.58

Forfeited	—	—

Non-vested Balance at December 31, 2015	224,952	$19.30

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 18,575 shares of common stock issued for restricted stock units vested in the three months ended December 31, 2015.

Restricted Stock Unit Compensation Three Months Ended December 31, 2015
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$7,742

Compensation expense recognized through December 31, 2015	(3,400)

Unrecognized compensation expense related to RSU’s at December 31, 2015	$4,342

As of December 31, 2015, there was $4.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 3.1 years.

(8)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on March 31, 2017, with one five-year extension available thereafter.

The Company also has office space under a single non-cancelable operating lease at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110. The initial term of the lease expired on November 30, 2015, but automatically renews for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date.

The Company also has office space under a single non-cancelable operating lease at 1340 Environ Way, #305, Chapel Hill, North Carolina 27517. The initial term of the lease expired on November 30, 2015, but automatically renews for successive three-month periods unless either party terminates the lease by providing at least two months’ notice of termination to the other party prior to the next renewal date.

As of December 31, 2015, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(9)	Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of December 31, 2015:

	Fair Value Measurements at Reporting Date
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$3,092	$—	$—	$3,092
Mutual fund investments	7	—	—	7

Total	$3,099	$—	$—	$3,099

Amounts included in:
Cash and cash equivalents	$3,092	$—	$—	$3,092
Investments in marketable securities	7	—	—	7

Total	$3,099	$—	$—	$3,099

(10)	New Accounting Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (the Company’s second quarter of fiscal year 2017). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(11)	Subsequent Event

Effective January 21, 2016, the margin rate on the Company’s outstanding bank loan (which ranges from 0.25% to 0.75%) decreased from 0.75% to 0.5% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. The effective interest rate was thereby adjusted from 4.25% to 4.0% as of January 21, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved.

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the Securities and Exchange Commission. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while domestic economic conditions are relatively stable, further increases in short-term interest rates and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high quality customer service to investors.

Our business strategy centers on (i) the identification, completion and integration of future acquisitions and (ii) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Overview

Our primary operating activity is providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. We also provide shareholder services to Investor Class shares of each of the Hennessy Funds, although we have only earned those fees from all (instead of some) Investor Class shares of the Hennessy Funds since March 1, 2015. We derive our operating revenue from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds. The percentage amount of the investment advisory fees vary from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds. The dollar amount of the fees we receive fluctuate with changes in the average net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions and the success of our marketing, sales, and public relations efforts.

U.S. equity markets were relatively strong in the three-month period ended December 31, 2015, but continued to exhibit volatility, which may negatively affect investor confidence. Indications of strength in the labor market and continued corporate acquisition activity contributed to the gains in equity prices. In a well-telegraphed move, the Federal Reserve finally raised short-term interest rates by a quarter point in December.

U.S. bond yields rose slightly over the three-month period ended December 31, 2015, in anticipation of the expected increase in the Fed Funds Rate that materialized in December. Moderately higher inflation and wage growth reported over the period also added to downward pressure on bond prices.

The Japanese equity market performed strongly over the three months ended December 31, 2015, driven by robust corporate profits growth, and hopes of a recovery in export growth as a result of further weakening of the Japanese yen.

In the midst of these market conditions, 7 of the 16 Hennessy Funds posted positive annualized returns for the 1- year, 3-year, 5-year, 10-year and since inception periods as of December 31, 2015.

We also continued our marketing and sales efforts during the three months ended December 31, 2015. We consistently target over 100,000 financial advisors through our marketing and sales program, and currently have 17,000 investment advisors who utilize at least one of the Hennessy Funds for their clients. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 350,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy name appearing in financial press, on TV or on radio an average of once every two days.

We believe our recent marketing, sales and public relations efforts, as well as the positive performance of some of the Hennessy Funds for the periods ended December 31, 2015, have helped generate inflows into the Hennessy Funds. Total assets under management as of December 31, 2015, were $6.32 billion, an increase of 6.5%, or $384 million, from $5.94 billion as of December 31, 2014 (the end of the prior comparable period). The increase in total assets is attributable to net inflows into the Hennessy Funds of $751 million, and was partly offset by market depreciation of $367 million.

The following table illustrates the changes in total assets under management from December 31, 2014, through December 31, 2015:

	Total Assets Under Management
	At Each Quarter End, December 31, 2014 through December 31, 2015
	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
	(In Thousands)
Beginning assets under management	$5,520,802	$5,940,055	$6,131,190	$6,074,905	$5,987,985

Organic inflows	491,228	607,770	495,900	1,008,530	740,217

Redemptions	(410,980)	(485,811)	(449,524)	(614,870)	(551,395)

Market appreciation (depreciation)	339,005	69,176	(102,661)	(480,580)	147,237

Ending assets under management	$5,940,055	$6,131,190	$6,074,905	$5,987,985	$6,324,044

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2015, this asset had a net balance of $62.9 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1 million shares of the Company’s common stock pursuant to the completion of its self-tender offer. As of December 31, 2015, this liability had a balance of $33.9 million.

Three Months Ended December 31, 2015, Compared to Three Months Ended December 31, 2014

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
		2015	2014
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$11,823	89.9%	$9,473	97.3%
Shareholder service fees	1,330	10.1	261	2.7

Total revenue	13,153	100.0	9,734	100.0

Operating expenses:
Compensation and benefits	2,965	22.5	2,069	21.3
General and administrative	1,539	11.7	1,382	14.2
Mutual fund distribution	150	1.1	862	8.9
Sub-advisor fees	2,150	16.3	1,594	16.4
Amortization and depreciation	88	0.8	65	0.6

Total operating expenses	6,892	52.4	5,972	61.4

Operating income	6,261	47.6	3,762	38.6

Interest expense	361	2.7	264	2.7

Income before income tax expense	5,900	44.9	3,498	35.9

Income tax expense	2,250	17.1	1,432	14.7

Net income	$3,650	27.8%	$2,066	21.2%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 35.1% from the prior comparable period to $13.2 million in the three months ended December 31, 2015. Investment advisory fees increased 24.8% from the prior comparable period to $11.8 million in the three months ended December 31, 2015. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2015, increased by $780 million, or 13.8%, to $6.42 billion, versus the prior comparable period. We earned investment advisory fees from all of the Hennessy Funds in the three months ended December 31, 2015, and in the prior comparable period. Shareholder service fees increased 409.6% from the prior comparable period to $1.3 million in the three months ended December 31, 2015. The increase in shareholder service fees is due both to increased average daily net assets of Investor Class shares of the Hennessy Funds and earning shareholder service fees from Investor Class shares of all of the Hennessy Funds in the three months ended December 31, 2015, instead of only some of the Hennessy Funds in the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates range between 0.40% and 1.20% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2015, was the Hennessy Focus Fund, with $2.12 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2015, was the Hennessy Gas Utility Fund, with $1.55 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of December 31, 2015, were $6.3 billion, an increase of 5.6% or $336 million, compared with $6.0 billion as of September 30, 2015. The increase in total assets under management over the three months ended December 31, 2015, was due to net inflows into the Hennessy Funds of $189 million, and to market appreciation of $147 million. Net inflows for the three months ended December 31, 2015, were led by the Hennessy Focus Fund ($202 million), the Hennessy Cornerstone Mid Cap 30 Fund ($102 million), and the Hennessy Small Cap Financial Fund ($51 million). Redemptions as a percentage of assets under management increased from an average of 2.4% per month during the three months ended December 31, 2014, to 2.9% per month during the three months ended December 31, 2015.

Operating and Other Expenses

Total operating expenses increased 15.4% to $6.9 million in the three months ended December 31, 2015, from $6.0 million in the prior comparable period. The increase is due primarily to increases in sub-advisor fee expense and compensation and benefits expense resulting from increased assets under management and increased employment necessary to support such increased assets under management, but was partially offset by a decrease in mutual fund distribution expense resulting from the implementation of a 12b-1 distribution plan for the Hennessy Gas Utility Fund on March 1, 2015, and for the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Large Value Fund and the Hennessy Cornerstone Value Fund on November 1, 2015. As a percentage of total revenue, total operating expenses decreased 9.0 percentage points to 52.4% in the three months ended December 31, 2015, as compared to 61.4% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 43.3% to $3.0 million in the three months ended December 31, 2015, from $2.1 million in the prior comparable period. The increase is primarily due to increased employment necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.2 percentage points to 22.5% for the three months ended December 31, 2015, compared to 21.3% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 11.4% to $1.5 million in the three months ended December 31, 2015, from $1.4 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 2.5 percentage points to 11.7% in the three months ended December 31, 2015, from 14.2% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 82.6% to $0.2 million in the three months ended December 31, 2015, from $0.9 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 7.8 percentage points to 1.1% for the three months ended December 31, 2015, compared to 8.9% in the prior comparable period ended December 31, 2014.

Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges us an asset based fee, which is recorded in “mutual fund distribution expense” in our statement of operations. When the Hennessy Funds are purchased directly, no such expense is incurred. These fees increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows and fund performance.

The decrease in mutual fund distribution expense in the current three-month period is due to the implementation of a Distribution (Rule 12b-1) Plan for the Hennessy Gas Utility Fund as of March 1, 2015, and for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Large Value Fund as of November 1, 2015. These distribution plans charge their respective Funds an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. Each distribution plan therefore allows its Fund to use its distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, beginning March 1, 2015, for the Hennessy Gas Utility Fund, and beginning November 1, 2015, for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, and the Hennessy Large Value Fund, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by these Funds pursuant to their distribution plans.

For the three months ended December 31, 2015, the average daily net assets of the Hennessy Funds held through financial institutions increased to 85.9% of total average daily net assets of the Hennessy Funds compared to 84.2% for the prior comparable period ended December 31, 2014.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 34.9% to $2.2 million in the three months ended December 31, 2015, from $1.6 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense decreased 0.1 percentage points to 16.3% for the three months ended December 31, 2015, compared to 16.4% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 35.4% to $0.09 million in the three months ended December 31, 2015, from $0.07 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended December 31, 2015, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense increased 0.2 percentage points to 0.8% for the three months ended December 31, 2015, compared to 0.6% in the prior comparable period.

Interest Expense: Interest expense increased 36.7% to $0.4 million in the three months ended December 31, 2015, from $0.3 million in the prior comparable period. The increase is due primarily to an increase to the Company’s principal loan balance compared to the prior comparable period. The increased principal amount occurred September 17, 2015, and was used to fund in part the Company’s self-tender offer. As a percentage of total revenue, interest expense remained the same at 2.7% for the three months ended December 31, 2015, compared to the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 57.1% to $2.3 million in the three months ended December 31, 2015, from $1.4 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 2.4 percentage points to 17.1% for the three months ended December 31, 2015, compared to 14.7% in the prior comparable period.

Net Income

Net income increased by 76.7% to $3.7 million in the three months ended December 31, 2015, from $2.1 million in the prior comparable period, as a result of the factors discussed above.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our ongoing operations and growth strategies. To the extent that liquid resources and cash provided by operations are not adequate to meet capital requirements, management plans to raise additional capital through debt or equity markets. There can be no assurance that we will be able to borrow funds or raise additional equity.

Total assets under management as of December 31, 2015, were $6.3 billion, an increase of $384 million, or 6.5%, from $5.9 billion as of the end of the prior comparable period. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets, other assets, deferred offering costs and management contracts purchased totaled $64.0 million as of December 31, 2015. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of December 31, 2015, we had cash and cash equivalents of $4.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2015 and 2014:

	For the Three Months
	Ended December 31,
	(unaudited, in thousands)
	2015	2014

Cash flow data:
Operating cash flows	$2,793	$1,734
Investing cash outflows	(325)	(32)
Financing cash outflows	(1,408)	(1,239)

Net increase in cash and cash equivalents	$1,060	$463

The increase in cash provided by operating activities of $1.1 million is mainly due to increased revenue as a result of both increased average daily net assets of the Hennessy Funds and earning shareholder service fees from Investor Class shares of all of the Hennessy Funds in the three months ended December 31, 2015, instead of only some of the Hennessy Funds in the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds.

The increase in cash used in investing activities of $0.3 million is related to costs associated with the special proxy vote for the approval of a Distribution (Rule 12b-1) Plan for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

The increase in cash used in financing activities of $0.2 million is due to the increased principal amount of a new term loan agreement entered into on September 17, 2015. Due to the increase in the principal amount, we have higher monthly payments in the current period as compared to the prior comparable period. Following is a discussion of our loan agreement.

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s outstanding bank loan with U.S. Bank had a principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1 million shares of the Company’s common stock at $25 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). The new term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest, at the Company’s option, at either:

(1) LIBOR plus a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), or

(2) the sum of (a) the highest of the prime rate set by U.S. Bank from time to time, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.00%, and (b) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA.

As of December 31, 2015, the effective interest rate was 4.25%. However, effective January 21, 2016, the effective interest rate was adjusted from 4.25% to 4.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2015 and 2014.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares from employees to pay for restricted stock units (“RSUs”) vested during the three-month period ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)

October 1-31, 2015 (1)	3,925	$25.07	0	908,807

November 1-30, 2015	0	$0.00	0	908,807

December 1-31, 2015	0	$0.00	0	908,807

Total (2)	3,925	$25.07	0	908,807

(1)	The shares repurchased in October 2015 were repurchased according to the applicable employee’s instructions to pay for the vesting of RSUs granted on October 1, 2013 and October 15, 2014 and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $25.07 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2015, filed on January 28, 2016, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

26

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date:	January 28, 2016	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

27

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2015, filed on January 28, 2016, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

28