Form 10-Q
period 2016-03-31
HENNESSY ADVISORS INC
filed 2016-05-04
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 30, 2016, there were 5,066,492 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	September 30,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,496	$3,086
Investments in marketable securities, at fair value	7	7
Investment fee income receivable	4,314	4,052
Prepaid expenses	807	1,049
Deferred income tax asset	683	683
Other accounts receivable	524	535

Total current assets	13,831	9,412

Property and equipment, net of accumulated depreciation of $837 and $733, respectively	316	319
Management contracts	62,951	62,681
Deferred offering costs	13	12
Other assets, net of accumulated amortization of $402 and $328, respectively	650	709

Total assets	$77,761	$73,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$4,176	$4,699
Income taxes payable	—	1,097
Deferred rent	65	94
Current portion of long-term debt	4,375	4,375

Total current liabilities	8,616	10,265

Long-term debt, net of current portion	28,438	30,625
Deferred income tax liability	10,677	9,148

Total liabilities	47,731	50,038

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,066,467 shares issued and outstanding at March 31, 2016 and 5,046,628 at September 30, 2015	12,411	11,654
Retained Earnings	17,619	11,441

Total stockholders’ equity	30,030	23,095

Total liabilities and stockholders’ equity	$77,761	$73,133

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2016	2015	2016	2015
Revenue
Investment advisory fees	$10,991	$9,926	$22,814	$19,399
Shareholder service fees	1,201	632	2,531	893

Total revenue	12,192	10,558	25,345	20,292

Operating expenses
Compensation and benefits	2,891	2,310	5,856	4,379
General and administrative	1,405	1,266	2,944	2,648
Mutual fund distribution	301	758	451	1,620
Sub-advisor fees	2,054	1,739	4,204	3,333
Amortization and depreciation	89	65	177	130

Total operating expenses	6,740	6,138	13,632	12,110

Operating income	5,452	4,420	11,713	8,182

Interest expense	309	250	670	514
Other expense (income), net	(1)	(1)	(1)	(1)

Income before income tax expense	5,144	4,171	11,044	7,669

Income tax expense	1,861	1,577	4,111	3,009

Net income	$3,283	$2,594	$6,933	$4,660

Earnings per share:
Basic	$0.65	$0.45	$1.37	$0.80

Diluted	$0.64	$0.44	$1.35	$0.78

Weighted average shares outstanding:
Basic	5,065,610	5,776,165	5,064,471	5,861,679

Diluted	5,129,074	5,862,559	5,125,161	5,956,241

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended March 31, 2016

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2015	5,046,628	$11,654	$11,441	$23,095
Net income	—	—	6,933	6,933
Dividends paid	—	—	(709)	(709)
Shares issued pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	514	14	—	14
Employee & Director restricted stock vested	23,250	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(3,925)	(52)	(46)	(98)
Deferred restricted stock unit compensation	—	700	—	700
Tax effect of restricted stock unit vesting	—	95	—	95

Balance at March 31, 2016	5,066,467	$12,411	$17,619	$30,030

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,933	$4,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177	130
Deferred income taxes	1,529	(247)
Tax effect from restricted stock units and stock options	95	65
Restricted stock units repurchased for employee tax withholding	(98)	(34)
Deferred restricted stock unit compensation	700	329
Deferred rent	(29)	(20)

(Increase) decrease in operating assets:
Investment fee income receivable	(262)	(806)
Prepaid expenses	242	230
Other accounts receivable	11	159
Other assets	—	1
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(523)	(318)
Income taxes payable	(1,097)	—

Net cash provided by operating activities	7,678	4,149

Cash flows used in investing activities:
Purchases of property and equipment	(100)	(47)
Deferred offering costs	(1)	(12)
Payments related to management contracts	(270)	—

Net cash used in investing activities	(371)	(59)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(2,187)	(1,875)
Loan fee payments on bank loan	(15)	—
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and Stock Repurchase Plan	14	—
Dividend payments	(709)	(663)

Net cash used in financing activities	(2,897)	(2,538)

Net increase in cash and cash equivalents	4,410	1,552

Cash and cash equivalents at the beginning of the period	3,086	7,645

Cash and cash equivalents at the end of the period	$7,496	$9,197

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$3,428	$2,995

Interest	$626	$517

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2016, the Company’s operating results for the three and six months ended March 31, 2016 and 2015, and the Company’s cash flows for the six months ended March 31, 2016 and 2015. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing daily reconciliations of portfolio positions and cash for the fund;

•	monitoring the compliance of the fund with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of service providers to the fund (including sub-advisors, as applicable), conducting on-site visits to the service providers to the fund (including sub-advisors, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage and D&O/E&O insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, monitoring such sub-advisor’s adherence to investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•	overseeing service providers that support the fund in providing fund accounting, fund administration, fund distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services;

•	maintaining comprehensive and nationwide in-house marketing and distribution departments on behalf of the fund;

•	overseeing an ongoing and wide-ranging public relations campaign on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent six-month or twelve-month period, as applicable, for each semi-annual and annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of March 31, 2016, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2) Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. As of March 31, 2016, the Company has completed several purchases of assets related to the management of 23 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of March 31, 2016, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of March 31, 2016.

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

From the effective date of the new term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin ranging from 0.25% to 0.75%. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Then, effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which was a rate of 0.4385%, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015, thereby resulting in an effective interest rate of 3.4385%. This effective rate of 3.4385% remains in place as of March 31, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2016 and 2015.

The Company did an evaluation of the debt modification and determined that the portion of the loan refinanced with the same creditor (the $20.0 million with U.S. Bank) is not considered “substantially different” from the original loan with U.S. Bank per the conditions set forth in Accounting Standards Codification 470-50 — Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 48 months. Amortization expense during the six-month periods ended March 31, 2016 and 2015, was $0.07 million and $0.04 million, respectively. The unamortized balance of the loan fees was $0.51 million as of March 31, 2016.

(5) Income Taxes

The Company’s effective income tax rates for the six months ended March 31, 2016 and 2015, were 37.2% and 39.2%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective income tax rate was lower for the period ended March 31, 2016, due to changes in state apportionment factors.

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our U.S. federal tax returns for 2012 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal 2011. For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

(6) Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and six months ended March 31, 2016.

Quarterly cash dividends of $0.06 and $0.08 per share, respectively, were paid on December 9, 2015, to shareholders of record as of November 16, 2015, and on March 7, 2016, to shareholders of record as of February 12, 2016.

(7) Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Plan during the six months ended

March 31, 2016, and 62,500 RSUs granted under the Plan during the six months ended March 31, 2015. RSU activity for the six months ended March 31, 2016, was as follows:

	Restricted Stock Unit Activity
	Six Months Ended March 31, 2016
		Weighted
		Fair Value
	Number of Restricted	Per Share
	Share Units	Each Date
Non-vested Balance at September 30, 2015	244,827	$18.67
Granted	—	—
Vested (1)	(39,750)	17.58
Forfeited	—	—

Non-vested Balance at March 31, 2016	205,077	$19.47

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 19,325 shares of common stock issued for restricted stock units vested in the six months ended March 31, 2016.

Restricted Stock Unit Compensation
Six Months Ended March 31, 2016
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$7,742
Compensation expense recognized through March 31, 2016	(3,750)

Unrecognized compensation expense related to RSU’s at December 31, 2015	$3,992

As of March 31, 2016, there was $4.0 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.8 years.

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

As of March 31, 2016, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(9) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – from other than quoted market prices that are observable for the asset or liability, either directly or indirectly (namely, similar assets or from markets that are not active).

•	Level 3 – unobservable and shall be used to measure fair value to the extent that observable inputs are not available (namely, reflecting an entity’s own assumptions).

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of March 31, 2016:

	Fair Value Measurements at Reporting Date
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$5,092	$—	$—	$5,092
Mutual fund investments	7	—	—	7

Total	$5,099	$—	$—	$5,099

Amounts included in:
Cash and cash equivalents	$5,092	$—	$—	$5,092
Investments in marketable securities	7	—	—	7

Total	$5,099	$—	$—	$5,099

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (the Company’s second quarter of fiscal year 2017). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Overview

Our primary operating activity is providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. With respect to each sub-advised fund, a sub-advisor acts as portfolio manager for the fund, subject to our oversight. We oversee the selection and continued employment of sub-advisors, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to the applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds, although we have only earned shareholder service fees from Investor Class shares of all (instead of some) of the Hennessy Funds since March 1, 2015.

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

U.S. equity markets posted relatively strong gains in the six-month period ended March 31, 2016, but continued to exhibit volatility. Evidence of lower but continued economic growth and a strong labor market provided encouragement for investors. In addition, the Federal Reserve maintained short-term interest rates steady after their quarter point increase in December amid indications of slower growth abroad.

U.S. bond yields fell over the six-month period ended March 31, 2016, especially during the second half of the period, as the probability of a second rate increase in the first quarter of 2016 evaporated. Bond investors successfully ignored the moderately higher inflation and wage growth reported over the period.

The Japanese equity market pulled back over the six-month period ended March 31, 2016. A sluggish economy combined with a decline in the inflation rate, a significant appreciation of the yen and a slowdown in corporate profits growth to dampen investor sentiment over the period.

We seek to provide positive annualized returns to investors in the Hennessy Funds and to generate net inflows into the Hennessy Funds, even in the midst of these periods of volatility in the financial markets. During the six-months ended March 31, 2016, we maintained strong and consistent marketing and sales efforts. We regularly target over 100,000 financial advisors through our marketing and sales program, and currently have nearly 18,000 investment advisors who utilize at least one of the Hennessy Funds for their clients. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 350,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two days.

As of March 31, 2016, 6 of the 16 Hennessy Investor Class Funds posted positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Total assets under management as of March 31, 2016, were $6.42 billion, an increase of 4.8%, or $293 million, from $6.13 billion as of March 31, 2015 (the end of the prior comparable period). The increase in total assets is attributable to aggregate net inflows into the Hennessy Funds of $559 million, and was partly offset by aggregate market depreciation of $266 million.

The following table illustrates the changes in total assets under management from March 31, 2015, through March 31, 2016:

	Total Assets Under Management
	At Each Quarter End, March 31, 2015 through March 31, 2016
	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016
	(In Thousands)
Beginning assets under management	$5,940,055	$6,131,190	$6,074,905	$5,987,985	$6,324,044
Organic inflows	607,770	495,900	1,008,530	740,217	574,821
Redemptions	(485,811)	(449,524)	(614,870)	(551,395)	(644,800)
Market appreciation (depreciation)	69,176	(102,661)	(480,580)	147,237	170,388

Ending assets under management	$6,131,190	$6,074,905	$5,987,985	$6,324,044	$6,424,453

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2016, this asset had a net balance of $63.0 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1 million shares of the Company’s common stock pursuant to the completion of its self-tender offer. As of March 31, 2016, this liability had a balance of $32.8 million.

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
		2016	2015
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$10,991	90.1%	$9,926	94.0%
Shareholder service fees	1,201	9.9	632	6.0

Total revenue	12,192	100.0	10,558	100.0

Operating expenses:
Compensation and benefits	2,891	23.7	2,310	21.9
General and administrative	1,405	11.5	1,266	12.0
Mutual fund distribution	301	2.5	758	7.2
Sub-advisor fees	2,054	16.8	1,739	16.5
Amortization and depreciation	89	0.8	65	0.5

Total operating expenses	6,740	55.3	6,138	58.1

Operating income	5,452	44.7	4,420	41.9

Interest expense	309	2.5	250	2.4
Other income, net	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	5,144	42.2	4,171	39.5

Income tax expense	1,861	15.3	1,577	14.9

Net income	$3,283	26.9%	$2,594	24.6%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 15.5% from the prior comparable period to $12.2 million in the three months ended March 31, 2016. Investment advisory fees increased 10.7% from the prior comparable period to $11.0 million in the three months ended March 31, 2016. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, with a slight offset due to a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2016, increased by $10.2 million, or 0.2%, to $5.99 billion, versus the prior comparable period. We earned investment advisory fees from all of the Hennessy Funds in the three months ended March 31, 2016, and in the prior comparable period. Shareholder service fees increased 90.0% from the prior comparable period to $1.2 million in the three months ended March 31, 2016. The increase in shareholder service fees is due both to increased average daily net assets of Investor Class shares of the Hennessy Funds and earning shareholder service fees from Investor Class shares of all of the Hennessy Funds for the entire three-month period ended March 31, 2016, instead of from only some of the Hennessy Funds for two months of the prior comparable period and from all of the Hennessy Funds for one month of the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the three months ended March 31, 2016, was the Hennessy Focus Fund, with $2.09 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended March 31, 2016, was the Hennessy Gas Utility Fund, with $1.36 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2016, were $6.4 billion, an increase of 1.6% or $100 million, compared with $6.3 billion as of December 31, 2015. The increase in total assets under management over the three months ended March 31, 2016, was due to aggregate market appreciation of $170 million, partly offset by aggregate net outflows from the Hennessy Funds of $70 million. The Hennessy Funds with the three largest amounts of net inflows for the three months ended March 31, 2016, were as follows:

•	Hennessy Focus Fund: $56 million

•	Hennessy Cornerstone Mid Cap 30 Fund: $35 million

•	Hennessy Balanced Fund: $5 million

The Hennessy Funds with the three largest amounts of net outflows for the three months ended March 31, 2016, were as follows:

•	Hennessy Gas Utility Fund: -$74 million

•	Hennessy Equity & Income Fund: -$30 million

•	Hennessy Cornerstone Growth Fund: -$25 million

Redemptions as a percentage of assets under management increased from an average of 2.7% per month during the three months ended March 31, 2015, to 3.5% per month during the three months ended March 31, 2016.

Operating and Other Expenses

Total operating expenses increased 9.8% to $6.7 million in the three months ended March 31, 2016, from $6.1 million in the prior comparable period. The increase is due primarily to increases in sub-advisor fee expense and compensation and benefits expense resulting from increased assets under management and increased employment necessary to support such increased assets under management, but was partially offset by a decrease in mutual fund distribution expense resulting from the implementation of a Distribution (Rule 12b-1) Plan for certain additional Hennessy Funds as described in more detail below under “Mutual Fund Distribution Expense.” As a percentage of total revenue, total operating expenses decreased 2.8 percentage points to 55.3% in the three months ended March 31, 2016, as compared to 58.1% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 25.2% to $2.9 million in the three months ended March 31, 2016, from $2.3 million in the prior comparable period. The increase is primarily due to increased employment necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.8 percentage points to 23.7% for the three months ended March 31, 2016, compared to 21.9% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 11.0% to $1.4 million in the three months ended March 31, 2016, from $1.3 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 0.5 percentage points to 11.5% in the three months ended March 31, 2016, from 12.0% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 60.3% to $0.3 million in the three months ended March 31, 2016, from $0.8 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 4.7 percentage points to 2.5% for the three months ended March 31, 2016, compared to 7.2% in the prior comparable period ended March 31, 2015.

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

The decrease in mutual fund distribution expense in the current three-month period is due to the implementation of a Distribution (Rule 12b-1) Plan for the following Hennessy Funds as of the given dates:

•	March 1, 2015:	Hennessy Gas Utility Fund

•	November 1, 2015:	Hennessy Cornerstone Growth Fund
Hennessy Cornerstone Mid Cap 30 Fund Hennessy Cornerstone Large Growth Fund
Hennessy Cornerstone Value Fund
Hennessy Large Value Fund

•	March 1, 2016:	Hennessy Japan Fund Hennessy Japan Small Cap Fund

These distribution plans charge their respective Funds an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. Each distribution plan therefore allows its Fund to use its distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, as of the dates listed above, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the respective Funds pursuant to their distribution plans.

For the three months ended March 31, 2016, the average daily net assets of the Hennessy Funds held through financial institutions increased to 85.5% of total average daily net assets of the Hennessy Funds compared to 84.3% for the prior comparable period ended March 31, 2015.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 18.1% to $2.1 million in the three months ended March 31, 2016, from $1.7 million in the prior comparable period. The increase is a result of the increase in average assets under management in the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 0.3 percentage points to 16.8% for the three months ended March 31, 2016, compared to 16.5% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 36.9% to $0.09 million in the three months ended March 31, 2016, from $0.07 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended March 31, 2016, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense increased 0.3 percentage points to 0.8% for the three months ended March 31, 2016, compared to 0.5% in the prior comparable period.

Interest Expense: Interest expense increased 23.6% to $0.31 million in the three months ended March 31, 2016, from $0.25 million in the prior comparable period. The increase is due primarily to an increase to the Company’s principal loan balance compared to the prior comparable period. The increased principal amount occurred September 17, 2015, and was used to fund in part the Company’s self-tender offer. As a percentage of total revenue, interest expense increased 0.1 percentage points to 2.5% for the three months ended March 31, 2016, compared to 2.4% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 18.0% to $1.9 million in the three months ended March 31, 2016, from $1.6 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 0.4 percentage points to 15.3% for the three months ended March 31, 2016, compared to 14.9% in the prior comparable period.

Net Income

Net income increased by 26.6% to $3.3 million in the three months ended March 31, 2016, from $2.6 million in the prior comparable period, as a result of the factors discussed above.

Six Months Ended March 31, 2016, Compared to Six Months Ended March 31, 2015

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31,
		2016	2015
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$22,814	90.0%	$19,399	95.6%
Shareholder service fees	2,531	10.0	893	4.4

Total revenue	25,345	100.0	20,292	100.0

Operating expenses:
Compensation and benefits	5,856	23.1	4,379	21.6
General and administrative	2,944	11.6	2,648	13.0
Mutual fund distribution	451	1.8	1,620	8.0
Sub-advisor fees	4,204	16.6	3,333	16.4
Amortization and depreciation	177	0.7	130	0.7

Total operating expenses	13,632	53.8	12,110	59.7

Operating income	11,713	46.2	8,182	40.3

Interest expense	670	2.6	514	2.5
Other income, net	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	11,044	43.6	7,669	37.8

Income tax expense	4,111	16.2	3,009	14.8

Net income	$6,933	27.4%	$4,660	23.0%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 24.9% from the prior comparable period to $25.3 million in the six months ended March 31, 2016. Investment advisory fees increased 17.6% from the prior comparable period to $22.8 million in the six months ended March 31, 2016. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, with a slight offset due to a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016. Average daily net assets of the Hennessy Funds for the six months ended March 31, 2016, increased by $396 million, or 6.8%, to $6.21 billion, versus the prior comparable period. We earned investment advisory fees from all of the Hennessy Funds in the six months ended March 31, 2016, and in the prior comparable period. Shareholder service fees increased 183.4% from the prior comparable period to $2.5 million in the six months ended March 31, 2016. The increase in shareholder service fees is due both to increased average daily net assets of Investor Class shares of the Hennessy Funds and earning shareholder service fees from Investor Class shares of all of the Hennessy Funds for the entire six-month period ended March 31, 2016, instead of from only some of the Hennessy Funds for five months of the prior comparable period and from all of the Hennessy Funds for one month of the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the six months ended March 31, 2016, was the Hennessy Focus Fund, with $2.11 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the six months ended March 31, 2016, was the Hennessy Gas Utility Fund, with $1.46 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2016, were $6.4 billion, an increase of 7.3% or $436 million, compared with $6.0 billion as of September 30, 2015. The increase in total assets under management over the six months ended March 31, 2016, was due to aggregate market appreciation of $317 million and aggregate net inflows into the Hennessy Funds of $119 million. The Hennessy Funds with the three largest amounts of net inflows for the six months ended March 31, 2016, were as follows:

•	Hennessy Focus Fund: $259 million

•	Hennessy Cornerstone Mid Cap 30 Fund: $137 million

•	Hennessy Small Cap Financial Fund: $29 million

The Hennessy Funds with the three largest amounts of net outflows for the six months ended March 31, 2016, were as follows:

•	Hennessy Gas Utility Fund: -$238 million

•	Hennessy Equity & Income Fund: -$50 million

•	Hennessy Cornerstone Growth Fund: -$14 million

Redemptions as a percentage of assets under management increased from an average of 2.6% per month during the six months ended March 31, 2015, to 3.2% per month during the six months ended March 31, 2016.

Operating and Other Expenses

Total operating expenses increased 12.6% to $13.6 million in the six months ended March 31, 2016, from $12.1 million in the prior comparable period. The increase is due primarily to increases in sub-advisor fee expense and compensation and benefits expense resulting from increased assets under management and increased employment necessary to support such increased assets under management, but was partially offset by a decrease in mutual fund distribution expense resulting from the implementation of a Distribution (Rule 12b-1) Plan for certain additional Hennessy Funds as described in more detail below under “Mutual Fund Distribution Expense.” As a percentage of total revenue, total operating expenses decreased 5.9 percentage points to 53.8% in the six months ended March 31, 2016, as compared to 59.7% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 33.7% to $5.9 million in the six months ended March 31, 2016, from $4.4 million in the prior comparable period. The increase is primarily due to increased employment necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.5 percentage points to 23.1% for the six months ended March 31, 2016, compared to 21.6% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 11.2% to $2.9 million in the six months ended March 31, 2016, from $2.6 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense decreased 1.4 percentage points to 11.6% in the six months ended March 31, 2016, from 13.0% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 72.2% to $0.5 million in the six months ended March 31, 2016, from $1.6 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 6.2 percentage points to 1.8% for the six months ended March 31, 2016, compared to 8.0% in the prior comparable period ended March 31, 2015.

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

The decrease in mutual fund distribution expense in the current six-month period is due to the implementation of a Distribution (Rule 12b-1) Plan for the following Hennessy Funds as of the given dates:

•	March 1, 2015:	Hennessy Gas Utility Fund

•	November 1, 2015:	Hennessy Cornerstone Growth Fund
Hennessy Cornerstone Mid Cap 30 Fund Hennessy Cornerstone Large Growth Fund
Hennessy Cornerstone Value Fund
Hennessy Large Value Fund

•	March 1, 2016:	Hennessy Japan Fund
Hennessy Japan Small Cap Fund

These distribution plans charge their respective Funds an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. Each distribution plan therefore allows its Fund to use its distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, as of the dates listed above, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the respective Funds pursuant to their distribution plans.

For the six months ended March 31, 2016, the average daily net assets of the Hennessy Funds held through financial institutions increased to 85.7% of total average daily net assets of the Hennessy Funds compared to 84.2% for the prior comparable period ended March 31, 2015.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 26.1% to $4.2 million in the six months ended March 31, 2016, from $3.3 million in the prior comparable period. The increase is a result of the increase in average assets under management. As a percentage of total revenue, sub-advisor fee expense increased 0.2 percentage points to 16.6% for the six months ended March 31, 2016, compared to 16.4% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 36.2% to $0.18 million in the six months ended March 31, 2016, from $0.13 million in the prior comparable period. The increase is a result of a higher fixed asset base for the six months ended March 31, 2016, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7% for the six months ended March 31, 2016, compared to the prior comparable period.

Interest Expense: Interest expense increased 30.4% to $0.7 million in the six months ended March 31, 2016, from $0.5 million in the prior comparable period. The increase is due primarily to an increase to the Company’s principal loan balance compared to the prior comparable period.

The increased principal amount occurred September 17, 2015, and was used to fund in part the Company’s self-tender offer. As a percentage of total revenue, interest expense increased 0.1 percentage points to 2.6% for the six months ended March 31, 2016, compared to 2.5% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 36.6% to $4.1 million in the six months ended March 31, 2016, from $3.0 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 1.4 percentage points to 16.2% for the six months ended March 31, 2016, compared to 14.8% in the prior comparable period.

Net Income

Net income increased by 48.8% to $6.9 million in the six months ended March 31, 2016, from $4.7 million in the prior comparable period, as a result of the factors discussed above.

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

Total assets under management as of March 31, 2016, were $6.4 billion, an increase of $293 million, or 4.8%, from $6.13 billion as of the end of the prior comparable period. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets, other assets, deferred offering costs and management contracts purchased totaled $63.9 million as of March 31, 2016. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of March 31, 2016, we had cash and cash equivalents of $7.5 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2016 and 2015:

	For the Six Months
	Ended March 31,
	(unaudited, in thousands)
	2016	2015
Cash flow data:
Operating cash flows	$7,678	$4,149
Investing cash outflows	(371)	(59)
Financing cash outflows	(2,897)	(2,538)

Net increase in cash and cash equivalents	$4,410	$1,552

The increase in cash provided by operating activities of $3.5 million is mainly due to increased revenue as a result of both increased average daily net assets of the Hennessy Funds and earning shareholder service fees from Investor Class shares of all of the Hennessy Funds for the entire six-month period ended March 31, 2016, instead of from only some of the Hennessy Funds for five months of the prior comparable period and from all of the Hennessy Funds for one month of the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds.

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

The increase in cash used in financing activities of $0.4 million is due to the increased principal amount of a new term loan agreement entered into on September 17, 2015. Due to the increase in the principal amount, we have higher monthly payments in the current period as compared to the prior comparable period. Following is a discussion of our loan agreement.

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

From the effective date of the new term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin ranging from 0.25% to 0.75%. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Then, effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which was a rate of 0.4385%, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015, thereby resulting in an effective rate of 3.4385%. This effective rate of 3.4385% remains in place as of March 31, 2016. The Company intends to renew the 1-month LIBOR contact on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2016 and 2015.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II: OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2016, filed on May 4, 2016, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: May 4, 2016	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice
President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2016, filed on May 4, 2016, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.