Form 10-Q
period 2016-06-30
HENNESSY ADVISORS INC
filed 2016-08-03
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 20, 2016, there were 5,066,699 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:    FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2016	September 30, 2015

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,419	$3,086
Investments in marketable securities, at fair value	8	7
Investment fee income receivable	4,260	4,052
Prepaid expenses	772	1,049
Deferred income tax asset	683	683
Other accounts receivable	591	535

Total current assets	17,733	9,412

Property and equipment, net of accumulated depreciation of $888 and $733, respectively	285	319
Management contracts	63,007	62,681
Deferred offering costs	13	12
Other assets, net of accumulated amortization of $438 and $328, respectively	614	709

Total assets	$81,652	$73,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$5,378	$4,699
Income taxes payable	—	1,097
Deferred rent	49	94
Current portion of long-term debt	4,375	4,375

Total current liabilities	9,802	10,265

Long-term debt, net of current portion	27,343	30,625
Deferred income tax liability	10,632	9,148

Total liabilities	47,777	50,038

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,066,680 shares issued and outstanding at June 30, 2016 and 5,046,628 at September 30, 2015	12,768	11,654
Retained Earnings	21,107	11,441

Total stockholders’ equity	33,875	23,095

Total liabilities and stockholders’ equity	$81,652	$73,133

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2016	2015	2016	2015
Revenue
Investment advisory fees	$11,747	$10,622	$34,561	$30,021
Shareholder service fees	1,248	1,346	3,779	2,239

Total revenue	12,995	11,968	38,340	32,260

Operating expenses
Compensation and benefits	3,017	2,628	8,873	7,007
General and administrative	1,301	1,191	4,245	3,839
Mutual fund distribution	231	480	682	2,100
Sub-advisor fees	2,225	1,923	6,429	5,256
Amortization and depreciation	88	67	265	197

Total operating expenses	6,862	6,289	20,494	18,399

Operating income	6,133	5,679	17,846	13,861

Interest expense	279	242	949	756
Other income	(1)	—	(2)	(1)

Income before income tax expense	5,855	5,437	16,899	13,106

Income tax expense	1,961	2,134	6,072	5,143

Net income	$3,894	$3,303	$10,827	$7,963

Earnings per share:
Basic	$0.77	$0.57	$2.14	$1.36

Diluted	$0.76	$0.56	$2.11	$1.34

Weighted average shares outstanding:
Basic	5,066,541	5,776,116	5,065,158	5,861,921

Diluted	5,154,094	5,855,397	5,135,765	5,961,096

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2016

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2015	5,046,628	$11,654	$11,441	$23,095
Net income	—	—	10,827	10,827
Dividends paid	—	—	(1,115)	(1,115)
Shares issued pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	727	22	—	22
Employee & Director restricted stock vested	23,250	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(3,925)	(52)	(46)	(98)
Deferred restricted stock unit compensation	—	1,049	—	1,049
Tax effect of restricted stock unit vesting	—	95	—	95

Balance at June 30, 2016	5,066,680	$12,768	$21,107	$33,875

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,827	$7,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	197
Deferred income taxes	1,484	1,061
Tax effect from restricted stock units and vestings	95	65
Restricted stock units repurchased for employee tax withholding	(98)	(34)
Deferred restricted stock unit compensation	1,049	498
Unrealized gains on marketable securities	(1)	—
Deferred rent	(45)	(31)

(Increase) decrease in operating assets:
Investment fee income receivable	(208)	(820)
Prepaid expenses	277	(599)
Other accounts receivable	(56)	128
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	679	834
Income taxes payable	(1,097)	958

Net cash provided by operating activities	13,171	10,220

Cash flows used in investing activities:
Purchases of property and equipment	(121)	(114)
Deferred offering costs	(1)	(12)
Payments related to management contracts	(326)	(37)

Net cash used in investing activities	(448)	(163)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(3,282)	(2,813)
Loan fee payments on bank loan	(15)	—
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and Stock Repurchase Plan	22	—
Dividend payments	(1,115)	(1,024)

Net cash used in financing activities	(4,390)	(3,837)

Net increase in cash and cash equivalents	8,333	6,220

Cash and cash equivalents at the beginning of the period	3,086	7,645

Cash and cash equivalents at the end of the period	$11,419	$13,865

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$5,350	$3,624

Interest	$911	$765

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of June 30, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at June 30, 2016, the Company’s operating results for the three and nine months ended June 30, 2016 and 2015, and the Company’s cash flows for the nine months ended June 30, 2016 and 2015. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to Investor Class shares of the entire family of Hennessy Funds. Prior to March 1, 2015, the Company only earned shareholder service fees from Investor Class shares of some of the Hennessy Funds.

The Company’s operating revenue consists of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage and D&O/E&O insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•	overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	overseeing an ongoing and wide-ranging public relations campaign on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent six-month or twelve-month period, as applicable, for each semi-annual and annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of June 30, 2016, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2) Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. As of June 30, 2016, the Company has completed several purchases of assets related to the management of 23 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. As of June 30, 2016, no events or changes in circumstances had occurred that indicated potential impairment of the management contracts.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life as of June 30, 2016.

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

From the effective date of the new term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of June 30, 2016, the effective rate is 3.45665%, which is comprised of the LIBOR rate of 0.45665% as of June 1, 2016, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2016 and 2015.

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

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 48 months. Amortization expense during the nine-month periods ended June 30, 2016 and 2015, was $0.11 million and $0.06 million, respectively. The unamortized balance of the loan fees was $0.48 million as of June 30, 2016.

(5) Income Taxes

The Company’s effective income tax rates for the nine months ended June 30, 2016 and 2015, were 35.9% and 39.2%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective income tax rate was lower for the period ended June 30, 2016, due to changes in state apportionment factors.

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

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and nine months ended June 30, 2016.

Quarterly cash dividends of $0.06, $0.08 and $0.08 per share, respectively, were paid on December 9, 2015, to shareholders of record as of November 16, 2015; on March 7, 2016, to shareholders of record as of February 12, 2016; and on June 13, 2016, to shareholders of record as of May 19, 2016.

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

There were no RSUs granted under the Plan during the nine months ended June 30, 2016, and 62,500 RSUs granted under the Plan during the nine months ended June 30, 2015. RSU activity for the nine months ended June 30, 2016, was as follows:

	Restricted Stock Unit Activity
	Nine Months Ended June 30, 2016
		Weighted Avg.
		Fair Value
	Number of Restricted	Per Share at
	Share Units	Each Date
Non-vested Balance at September 30, 2015	244,827	$18.67
Granted	—	—
Vested (1)	(59,625)	17.58
Forfeited	—	—

Non-vested Balance at June 30, 2016	185,202	$19.67

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 19,325 shares of common stock issued for restricted stock units vested in the nine months ended June 30, 2016.

Restricted Stock Unit Compensation
Nine Months Ended June 30, 2016
(In Thousands)
Total expected compensation expense related to Restricted Stock Units	$7,742
Compensation expense recognized through June 30, 2016	(4,099)

Unrecognized compensation expense related to RSUs at June 30, 2016	$3,643

As of June 30, 2016, there was $3.6 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

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

As of June 30, 2016, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(9) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – Unadjusted, quoted prices in active markets for identical assets or liabilities that an entity has the ability to access at the measurement date.

•	Level 2 – Other significant observable inputs (including, but not limited to, quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets).

•	Level 3 – Significant unobservable inputs (including the entity’s own assumptions about what market participants would use to price the asset or liability based on the best available information) when observable inputs are not available.

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of June 30, 2016:

	Fair Value Measurements at Reporting Date
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$8,592	$—	$—	$8,592
Mutual fund investments	8	—	—	8

Total	$8,600	$—	$—	$8,600

Amounts included in:
Cash and cash equivalents	$8,592	$—	$—	$8,592
Investments in marketable securities	8	—	—	8

Total	$8,600	$—	$—	$8,600

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (the Company’s second quarter of fiscal year 2017). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(11) Pending Asset Purchase of The Westport Funds

On May 2, 2016, the Company announced that it signed a definitive agreement with Westport Advisers, LLC to purchase the assets related to the management of The Westport Funds, which are the Westport Fund and the Westport Select Cap Fund.

The definitive agreement includes customary representations, warranties and covenants of the Company and Westport Advisers, LLC, and provides for a payment upon closing based on the aggregate average assets under management for the Westport Fund and the Westport Select Cap Fund as measured at the close of business on the effective date of the definitive agreement and on each of the two trading days immediately preceding the date of the definitive agreement, which were approximately $644.1 million based on assets as of April 28, April 29, and May 2, 2016. Based upon the aggregate average assets under management of the Westport Funds of $644.1 million, the purchase price will be approximately $11.3 million, to be paid upon completion of the transaction. The transaction is expected to be completed in the Company’s fourth fiscal quarter of 2016.

Upon completion of the transaction, the assets related to the Westport Fund and the Westport Select Cap Fund will merge into the Hennessy Cornerstone Mid Cap 30 Fund, with shareholders of the Westport Fund and the Westport Select Cap Fund becoming Institutional Class shareholders of the Hennessy Cornerstone Mid Cap 30 Fund. The transaction is subject to regulatory review and the approval of the Hennessy Funds’ Board of Trustees, The Westport Funds’ Board of Trustees and the Westport Funds’ shareholders.

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

U.S. equity markets posted relatively strong gains in the nine-month period ended June 30, 2016, but continued to exhibit volatility. Evidence of lower but continued economic growth and a strong labor market provided encouragement for investors. In addition, the Federal Reserve maintained short-term interest rates steady after its quarter point increase in December amid indications of slower growth abroad.

U.S. bond yields fell over the nine-month period ended June 30, 2016, especially over the last two quarters, as the probability of a second rate increase in the first half of 2016 evaporated. Bond investors successfully ignored the moderately higher inflation and wage growth reported over the period and benefited from a “flight to safety” in June caused by the unexpected decision from British voters to approve Britain’s exit from the European Union.

The Japanese equity market pulled back over the nine-month period ended June 30, 2016. A sluggish economy, combined with a decline in the inflation rate, a significant appreciation of the yen and a slowdown in corporate profits growth, dampened investor sentiment over the period.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate net inflows into the Hennessy Funds. During the nine-months ended June 30, 2016, we maintained strong and consistent marketing and sales efforts. We regularly target over 100,000 financial advisors through our marketing and sales program, and currently serve approximately 18,000 advisors who utilize the Hennessy Funds for their clients. Approximately one in five of those advisors owns two or more of the Hennessy Funds. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 350,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two days.

As of June 30, 2016, 8 of the 16 Hennessy Investor Class Funds posted positive annualized returns for the 1-year, 3-year, 5-year, 10-year and since inception periods. Total assets under management as of June 30, 2016, were $6.34 billion, an increase of 4.4%, or $268 million, from $6.07 billion as of June 30, 2015 (the end of the prior comparable period). The increase in total assets is attributable to aggregate net inflows into the Hennessy Funds of $416 million, and was partly offset by aggregate market depreciation of $148 million.

The following table illustrates the changes in total assets under management from June 30, 2015, through June 30, 2016:

	Total Assets Under Management
	At Each Quarter End, June 30, 2015 through June 30, 2016
	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016
	(In Thousands)
Beginning assets under management	$6,131,190	$6,074,905	$5,987,985	$6,324,044	$6,424,453
Organic inflows	495,900	1,008,530	740,217	574,821	557,343
Redemptions	(449,524)	(614,870)	(551,395)	(644,800)	(654,042)
Market appreciation (depreciation)	(102,661)	(480,580)	147,237	170,388	15,148

Ending assets under management	$6,074,905	$5,987,985	$6,324,044	$6,424,453	$6,342,902

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2016, this asset had a net balance of $63.0 million.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1 million shares of the Company’s common stock pursuant to the completion of its self-tender offer. As of June 30, 2016, this liability had a balance of $31.7 million.

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
		2016	2015
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$11,747	90.4%	$10,622	88.8%
Shareholder service fees	1,248	9.6	1,346	11.2

Total revenue	12,995	100.0	11,968	100.0

Operating expenses:
Compensation and benefits	3,017	23.2	2,628	22.0
General and administrative	1,301	10.0	1,191	10.0
Mutual fund distribution	231	1.8	480	4.0
Sub-advisor fees	2,225	17.1	1,923	16.1
Amortization and depreciation	88	0.7	67	0.4

Total operating expenses	6,862	52.8	6,289	52.5

Operating income	6,133	47.2	5,679	47.5

Interest expense	279	2.1	242	2.1
Other income, net	(1)	(0.0)	—	—

Income before income tax expense	5,855	45.1	5,437	45.4

Income tax expense	1,961	15.1	2,134	17.8

Net income	$3,894	30.0%	$3,303	27.6%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 8.6% from the prior comparable period to $13.0 million in the three months ended June 30, 2016. Investment advisory fees increased 10.6% from the prior comparable period to $11.7 million in the three months ended June 30, 2016. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, with a slight offset due to a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2016, increased by $260 million, or 4.2%, to $6.44 billion, versus the prior comparable period. Shareholder service fees decreased 7.3% from the prior comparable period to $1.2 million in the three months ended June 30, 2016. The decrease in shareholder service fees is due to a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the three months ended June 30, 2016, was the Hennessy Focus Fund, with $2.35 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2016, was the Hennessy Gas Utility Fund, with $1.46 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2016, were $6.3 billion, a decrease of 1.3% or $82 million, compared with $6.4 billion as of March 31, 2016. The decrease in total assets under management over the three months ended June 30, 2016, was due to aggregate net outflows from the Hennessy Funds of $97 million, partly offset by aggregate market appreciation of $15 million. The Hennessy Funds with the three largest amounts of net inflows for the three months ended June 30, 2016, were as follows:

•	Hennessy Focus Fund: $97 million

•	Hennessy Cornerstone Mid Cap 30 Fund: $18 million

•	Hennessy Total Return Fund: $5 million

The Hennessy Funds with the three largest amounts of net outflows for the three months ended June 30, 2016, were as follows:

•	Hennessy Small Cap Financial Fund: -$63 million

•	Hennessy Equity & Income Fund: -$56 million

•	Hennessy Gas Utility Fund: -$32 million

Redemptions as a percentage of assets under management increased from an average of 2.4% per month during the three months ended June 30, 2015, to 3.4% per month during the three months ended June 30, 2016.

Operating and Other Expenses

Total operating expenses increased 9.1% to $6.9 million in the three months ended June 30, 2016, from $6.3 million in the prior comparable period. The increase is due primarily to increases in sub-advisor fee expense and compensation and benefits expense resulting from increased assets under management versus the prior comparable period and increased employment necessary to support such increased assets under management, but was partially offset by a decrease in mutual fund distribution expense resulting from the implementation of a Distribution (Rule 12b-1) Plan for certain additional Hennessy Funds as described in more detail below under “Mutual Fund Distribution Expense.” As a percentage of total revenue, total operating expenses increased 0.3 percentage points to 52.8% in the three months ended June 30, 2016, as compared to 52.5% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 14.8% to $3.0 million in the three months ended June 30, 2016, from $2.6 million in the prior comparable period. The increase is primarily due to increased employment necessary to support the increase in the Company’s assets under management versus the prior comparable period, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.2 percentage points to 23.2% for the three months ended June 30, 2016, compared to 22.0% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 9.2% to $1.3 million in the three months ended June 30, 2016, from $1.2 million in the prior comparable period. The increase resulted primarily from an increase in marketing, sales, and distribution efforts in the current period. As a percentage of total revenue, general and administrative expense remained the same at 10.0% in the three months ended June 30, 2016, compared to the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 51.9% to $0.2 million in the three months ended June 30, 2016, from $0.5 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 2.2 percentage points to 1.8% for the three months ended June 30, 2016, compared to 4.0% in the prior comparable period ended June 30, 2015.

Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows and fund performance.

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

For the three months ended June 30, 2016, the average daily net assets of the Hennessy Funds held through financial institutions increased to 85.2% of total average daily net assets of the Hennessy Funds compared to 84.5% for the prior comparable period ended June 30, 2015.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 15.7% to $2.2 million in the three months ended June 30, 2016, from $1.9 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 1.0 percentage points to 17.1% for the three months ended June 30, 2016, compared to 16.1% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 31.3% to $0.09 million in the three months ended June 30, 2016, from $0.07 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended June 30, 2016, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense increased 0.3 percentage points to 0.7% for the three months ended June 30, 2016, compared to 0.4% in the prior comparable period.

Interest Expense: Interest expense increased 15.3% to $0.28 million in the three months ended June 30, 2016, from $0.24 million in the prior comparable period. The increase is due primarily to an increase to the Company’s principal loan balance compared to the prior comparable period. The increased principal amount occurred September 17, 2015, and was used to fund in part the Company’s self-tender offer. As a percentage of total revenue, interest expense remained the same at 2.1% for the three months ended June 30, 2016, compared to the prior comparable period.

Income Tax Expense: The provision for income tax expense decreased 8.1% to $2.0 million in the three months ended June 30, 2016, from $2.1 million in the prior comparable period. This decrease is due to changes in state apportionment factors and was partially offset by increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense decreased 2.7 percentage points to 15.1% for the three months ended June 30, 2016, compared to 17.8% in the prior comparable period.

Net Income

Net income increased by 17.9% to $3.9 million in the three months ended June 30, 2016, from $3.3 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 2.4 percentage points to 30.0% for the three months ended June 30, 2016, compared to 27.6% in the prior comparable period.

Nine Months Ended June 30, 2016, Compared to Nine Months Ended June 30, 2015

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30,
		2016	2015
	(In thousands, except percentages)
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
Revenue:
Investment advisory fees	$34,561	90.1%	$30,021	93.1%
Shareholder service fees	3,779	9.9	2,239	6.9

Total revenue	38,340	100.0	32,260	100.0

Operating expenses:
Compensation and benefits	8,873	23.1	7,007	21.7
General and administrative	4,245	11.1	3,839	11.9
Mutual fund distribution	682	1.8	2,100	6.5
Sub-advisor fees	6,429	16.8	5,256	16.3
Amortization and depreciation	265	0.7	197	0.6

Total operating expenses	20,494	53.5	18,399	57.0

Operating income	17,846	46.5	13,861	43.0

Interest expense	949	2.4	756	2.4
Other income, net	(2)	(0.0)	(1)	(0.0)

Income before income tax expense	16,899	44.1	13,106	40.6

Income tax expense	6,072	15.9	5,143	15.9

Net income	$10,827	28.2%	$7,963	24.7%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 18.8% from the prior comparable period to $38.3 million in the nine months ended June 30, 2016. Investment advisory fees increased 15.1% from the prior comparable period to $34.6 million in the nine months ended June 30, 2016. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds, with a slight offset due to a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016. Average daily net assets of the Hennessy Funds for the nine months ended June 30, 2016, increased by $352 million, or 5.9%, to $6.29 billion, versus the prior comparable period. We earned investment advisory fees from all of the Hennessy Funds in the nine months ended June 30, 2016, and in the prior comparable period. Shareholder service fees increased 68.8% from the prior comparable period to $3.8 million in the nine months ended June 30, 2016. The increase in shareholder service fees is due to earning shareholder service fees from Investor Class shares of all of the Hennessy Funds for the entire nine-month period ended June 30, 2016, instead of from only some of the Hennessy Funds for five months of the prior comparable period and from all of the Hennessy Funds for four months of the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds. This increase in shareholder service fees was slightly offset by a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the nine months ended June 30, 2016, was the Hennessy Focus Fund, with $2.19 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2016, was the Hennessy Gas Utility Fund, with $1.46 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2016, were $6.3 billion, an increase of 5.9% or $355 million, compared with $6.0 billion as of September 30, 2015. The increase in total assets under management over the nine months ended June 30, 2016, was due to aggregate market appreciation of $333 million and aggregate net inflows into the Hennessy Funds of $22 million. The Hennessy Funds with the three largest amounts of net inflows for the nine months ended June 30, 2016, were as follows:

•	Hennessy Focus Fund: $355 million

•	Hennessy Cornerstone Mid Cap 30 Fund: $155 million

•	Hennessy Japan Small Cap Fund: $6 million

The Hennessy Funds with the three largest amounts of net outflows for the nine months ended June 30, 2016, were as follows:

•	Hennessy Gas Utility Fund: -$270 million

•	Hennessy Equity & Income Fund: -$106 million

•	Hennessy Small Cap Financial Fund: -$34 million

Redemptions as a percentage of assets under management increased from an average of 2.5% per month during the nine months ended June 30, 2015, to 3.3% per month during the nine months ended June 30, 2016.

Operating and Other Expenses

Total operating expenses increased 11.4% to $20.5 million in the nine months ended June 30, 2016, from $18.4 million in the prior comparable period. The increase is due primarily to increases in sub-advisor fee expense and compensation and benefits expense resulting from increased assets under management and increased employment necessary to support such increased assets under management, but was partially offset by a decrease in mutual fund distribution expense resulting from the implementation of a Distribution (Rule 12b-1) Plan for certain additional Hennessy Funds as described in more detail below under “Mutual Fund Distribution Expense.” As a percentage of total revenue, total operating expenses decreased 3.5 percentage points to 53.5% in the nine months ended June 30, 2016, as compared to 57.0% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 26.6% to $8.9 million in the nine months ended June 30, 2016, from $7.0 million in the prior comparable period. The increase is primarily due to increased employment necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.4 percentage points to 23.1% for the nine months ended June 30, 2016, compared to 21.7% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 10.6% to $4.2 million in the nine months ended June 30, 2016, from $3.8 million in the prior comparable period. The increase resulted primarily from an increase in sales, distribution, compliance and regulatory support from outside vendors in the current period. As a percentage of total revenue, general and administrative expense decreased 0.8 percentage points to 11.1% in the nine months ended June 30, 2016, from 11.9% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 67.5% to $0.7 million in the nine months ended June 30, 2016, from $2.1 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 4.7 percentage points to 1.8% for the nine months ended June 30, 2016, compared to 6.5% in the prior comparable period ended June 30, 2015.

Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows and fund performance.

The decrease in mutual fund distribution expense in the current nine-month period is due to the implementation of a Distribution (Rule 12b-1) Plan for the following Hennessy Funds as of the given dates:

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

For the nine months ended June 30, 2016, the average daily net assets of the Hennessy Funds held through financial institutions increased to 85.5% of total average daily net assets of the Hennessy Funds compared to 84.3% for the prior comparable period ended June 30, 2015.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 22.3% to $6.4 million in the nine months ended June 30, 2016, from $5.3 million in the prior comparable period. The increase is a result of the increase in average assets under management in the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 0.5 percentage points to 16.8% for the nine months ended June 30, 2016, compared to 16.3% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 34.5% to $0.27 million in the nine months ended June 30, 2016, from $0.20 million in the prior comparable period. The increase is a result of a higher fixed asset base for the nine months ended June 30, 2016, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense increased 0.1 percentage points to 0.7% for the nine months ended June 30, 2016, compared to 0.6% in the prior comparable period.

Interest Expense: Interest expense increased 25.5% to $0.95 million in the nine months ended June 30, 2016, from $0.76 million in the prior comparable period. The increase is due primarily to an increase to the Company’s principal loan balance compared to the prior comparable period. The increased principal amount occurred September 17, 2015, and was used to fund in part the Company’s self-tender offer. As a percentage of total revenue, interest expense remained the same at 2.4% for the nine months ended June 30, 2016, compared to the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 18.1% to $6.1 million in the nine months ended June 30, 2016, from $5.1 million in the prior comparable period. This change is due to increased income before income tax expense in the current period and was partially offset by changes in state apportionment factors. As a percentage of total revenue, income tax expense remained the same at 15.9% for the nine months ended June 30, 2016, compared to the prior comparable period.

Net Income

Net income increased by 36.0% to $10.8 million in the nine months ended June 30, 2016, from $8.0 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 3.5 percentage points to 28.2% for the nine months ended June 30, 2016, compared to 24.7% in the prior comparable period.

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

Total assets under management as of June 30, 2016, were $6.3 billion, an increase of $268 million, or 4.4%, from $6.07 billion as of the end of the prior comparable period. The primary source of our revenue, liquidity and cash flow is our investment advisory fee revenue, which is based on and generated by our average assets under management. Fixed assets, other assets, deferred offering costs and management contracts purchased totaled $63.9 million as of June 30, 2016. Our remaining assets are very liquid, consisting primarily of cash and receivables derived from mutual fund asset management activities. As of June 30, 2016, we had cash and cash equivalents of $11.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2016 and 2015:

	For the Nine Months
	Ended June 30,
	(unaudited, in thousands)
	2016	2015
Cash flow data:
Operating cash flows	$13,171	$10,220
Investing cash outflows	(448)	(163)
Financing cash outflows	(4,390)	(3,837)

Net increase in cash and cash equivalents	$8,333	$6,220

The increase in cash provided by operating activities of $3.0 million is mainly due to increased revenue as a result of both increased average daily net assets of the Hennessy Funds and earning shareholder service fees from Investor Class shares of all of the Hennessy Funds for the entire nine-month period ended June 30, 2016, instead of from only some of the Hennessy Funds for five months of the prior comparable period and from all of the Hennessy Funds for four months of the prior comparable period. Effective March 1, 2015, we began earning shareholder service fees on Investor Class shares of all of the Hennessy Funds. As previously discussed, the increase attributable to shareholder service fees was slightly offset by a change in the composition of average daily net assets held in Institutional Class shares of the Hennessy Funds as compared to Investor Class shares of the Hennessy Funds.

The increase in cash used in investing activities of $0.3 million is mainly related to costs associated with the special proxy vote for the approval of a Distribution (Rule 12b-1) Plan for the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund.

The increase in cash used in financing activities of $0.6 million is due to the increased principal amount of a new term loan agreement entered into on September 17, 2015, as discussed below. Due to the increase in the principal amount, we have higher monthly payments in the current period as compared to the prior comparable period. Following is a discussion of our loan agreement.

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

From the effective date of the new term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of June 30, 2016, the effective rate is 3.45665%, which is comprised of the LIBOR rate of 0.45665% as of June 1, 2016, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the new term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2016 and 2015.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

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

PART II: OTHER INFORMATION

Item 6.	Exhibits

2.1	Transaction Agreement, dated as of May 2, 2016, between Hennessy Advisors, Inc. and Westport Advisers, LLC (incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 3, 2016).

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: August 3, 2016	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice
President, Chief Financial Officer
and Secretary

EXHIBIT INDEX

2.1	Transaction Agreement, dated as of May 2, 2016, between Hennessy Advisors, Inc. and Westport Advisers, LLC (incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 3, 2016).

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2016, filed on August 3, 2016, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.