Form 10-K
period 2016-09-30
HENNESSY ADVISORS INC
filed 2016-12-01
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $26.70 on March 31, 2016, was $77,452,401.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 28, 2016, there were 5,125,555 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

HENNESSY ADVISORS, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2016

Table of Contents:

PART I

ITEM 1.	BUSINESS

GENERAL

We are a publicly traded investment management firm whose primary business activity is managing, servicing and marketing 16 open-end mutual funds branded as the Hennessy Funds. We are committed to employing a consistent and repeatable investment process for the Hennessy Funds, combining time-tested stock selection strategies with a highly disciplined, team-managed approach, and to providing superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised, with their best interest in mind. Our firm was founded on these principles over 27 years ago and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds. We also provide shareholder services to the Hennessy Funds, but we have only earned shareholder service fees from all of (versus only some of) the Hennessy Funds since March 1, 2015. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each of the funds, preparing and distributing regulatory reports, and overseeing distribution through third party financial intermediaries. Shareholder services include maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management rise or fall. The percentage amount of the investment advisory fees vary from fund to fund, but the percentage amount of the shareholder service fees is consistent across all of the funds.

For six of the Hennessy Funds acquired through asset purchases, we have delegated the day-to-day portfolio management responsibilities to sub-advisors. In exchange for these sub-advisory services, we pay each sub-advisor a fee out of our own assets, which is calculated as a percentage of the average daily net asset values of the sub-advised funds. Accordingly, the sub-advisor fees we pay increase or decrease as our average assets under management in our sub-advised funds increase or decrease, respectively.

Our average assets under management for the fiscal year ended September 30, 2016, were $6.3 billion. As of the end of our fiscal year, our total assets under management were $6.7 billion, an increase of almost 1,700% from $375 million as of the end of our first fiscal year as a public company, which was September 30, 2002.

Our business strategy centers on (i) organic growth through our marketing and sales efforts and (ii) growth through strategic purchases of management-related assets.

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

In December, we closed the Hennessy Micro Cap Growth Fund, LLC.

2014	In April, our common stock began trading on The NASDAQ Capital Market.

2015	In September, we completed a self-tender offer, under which we repurchased 1,000,000 shares of our common stock at $25.00 per share.

2016	In September, we purchased the assets related to the management of two funds previously managed by Westport Advisers, LLC, named the Westport Fund and the Westport Select Cap Fund, and reorganized the assets of such funds into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $435 million.

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
Hennessy Total Return Fund

Domestic Equity Funds

Seven of the Hennessy Funds are categorized as Domestic Equity products. Of those seven funds, five utilize a quantitative investment strategy and two are actively managed, but they all employ a highly disciplined, team-managed approach to investing. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Domestic Equity product category:

•	Hennessy Cornerstone Growth Fund (investor class symbol HFCGX and institutional class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks using a highly-disciplined, quantitative formula. While a majority of the companies generally selected by the Cornerstone Growth formula are small capitalization companies, the Cornerstone Growth formula may also select mid- and large-cap companies. This fund screens for stocks with a market capitalization of more than $175 million, a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and stock price appreciation, or positive relative strength, over the prior three- and six-month periods. The fund then invests in the 50 common stocks with the highest one-year price appreciation.

•	Hennessy Focus Fund (investor class symbol HFCSX and institutional class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by employing a fundamental, bottom-up investment approach that concentrates the fund’s holdings in companies most attractive to its portfolio managers. The Fund seeks high quality, growth-oriented companies with demonstrated strong competitive positions, predictable cash earnings growth, high return on invested capital, excellent management, and modest valuation. It maintains a concentrated portfolio of 20 to 30 stocks that are conviction-weighted with 60-80% of the fund’s assets invested in the fund’s top 10 holdings.

•	Hennessy Cornerstone Mid Cap 30 Fund (investor class symbol HFMDX and institutional class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies using a highly disciplined, quantitative formula. This fund screens for stocks with a market capitalization of between $1 to $10 billion, excluding American Depository Receipts (“ADRs”), a price-to-sales ratio of less than 1.5, higher annual earnings than in the previous year and positive stock price appreciation, or positive relative strength, over the three-and six-month periods. The fund then invests in the 30 common stocks with the highest one-year price appreciation.

•	Hennessy Cornerstone Large Growth Fund (investor class symbol HFLGX and institutional class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a highly disciplined, quantitative formula. This fund screens for stocks with a market capitalization exceeding the average of the relevant database, excluding ADRs, a price-to-cash flow ratio less than the median of the relevant database, and positive total capital. The fund then invests in the 50 common stocks with the highest one-year return on total capital.

•	Hennessy Cornerstone Value Fund (investor class symbol HFCVX and institutional class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies using a highly disciplined, quantitative formula. This fund screens for stocks with a market capitalization that exceeds the average of the relevant database, shares outstanding that exceeds the average of the relevant database, cash flow that exceeds the average of the relevant database, and 12-month sales that are 50% greater than the average of the relevant database. The fund then invests in the 50 common stocks with the highest dividend yield, which is calculated as the annual dividends paid by a company divided by the per share price of its stock.

•	Hennessy Large Value Fund (investor class symbol HLVFX and institutional class symbol HLVIX). The Hennessy Large Value Fund seeks long-term growth of capital and current income by investing in common stock that are considered to be undervalued. Specifically, the fund invests in stocks that its portfolio managers consider to be undervalued based on earnings, dividends or assets or other widely recognized stock valuation measurements and that also have sound businesses with good future potential based on their fundamental characteristics.

•	Hennessy Total Return Fund (investor class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

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

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each of the Hennessy Funds and their relevant benchmark indices for the one-year, three-year, five-year, ten-year and since inception periods ended September 30, 2016.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by us. The past investment performance of the Hennessy Funds is no guarantee of future performance and all of the Hennessy Funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2016:

Hennessy Cornerstone Growth Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)

Institutional Class Share - HICGX**	4.21%	9.77%	19.34%	3.58%	9.15%
Investor Class Share - HFCGX	3.94%	9.50%	19.00%	3.31%	9.01%
Russell 2000 Index (1)	15.47%	6.71%	15.82%	7.07%	8.20%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	7.81%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)

Institutional Class Share - HFCIX**	8.40%	9.26%	17.71%	9.72%	13.28%
Investor Class Share - HFCSX	8.00%	8.89%	17.33%	9.42%	13.12%
Russell 3000 Index (2)	14.96%	10.44%	16.36%	7.37%	7.70%
Russell Midcap Growth Index (3)	11.24%	8.90%	15.85%	8.51%	8.30%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (9/17/03)

Institutional Class Share - HIMDX**	-1.64%	9.94%	15.78%	8.46%	10.98%
Investor Class Share - HFMDX	-1.98%	9.65%	15.42%	8.14%	10.73%
Russell Midcap Index (4)	14.25%	9.70%	16.67%	8.32%	10.27%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	8.12%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/20/09)

Institutional Class Share - HILGX	10.79%	8.94%	13.74%	—	16.95%
Investor Class Share - HFLGX	10.56%	8.76%	13.51%	—	16.67%
Russell 1000 Index (5)	14.93%	10.78%	16.41%	—	17.44%
S&P 500 Index (5)	15.43%	11.16%	16.37%	—	17.23%

Hennessy Cornerstone Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)

Institutional Class Share - HICVX**	17.57%	7.64%	12.33%	5.51%	6.69%
Investor Class Share - HFCVX	17.22%	7.46%	12.09%	5.29%	6.58%
Russell 1000 Value Index (6)	16.20%	9.70%	16.15%	5.85%	8.33%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	7.81%

Hennessy Large Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (9/30/84)

Institutional Class Share - HLVIX**	8.20%	7.29%	14.18%	4.83%	9.71%
Investor Class Share - HLVFX	8.12%	7.12%	13.89%	4.59%	9.63%
Russell 1000 Value Index (6)	16.20%	9.70%	16.15%	5.85%	11.16%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	10.97%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (7/29/98)

Investor Class Share - HDOGX	18.47%	7.68%	10.38%	4.82%	4.77%
75/25 Blended DJIA/Treasury Index (7)	11.63%	7.00%	10.32%	5.94%	5.60%
Dow Jones Industrial Average (2)	15.46%	9.23%	13.77%	7.39%	6.50%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)

Institutional Class Share - HEIIX	6.39%	5.83%	8.93%	6.60%	6.83%
Investor Class Share - HEIFX***	6.01%	5.46%	8.61%	6.31%	6.64%
Blended Balanced Index (8)	10.72%	7.90%	10.77%	6.31%	6.50%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	6.97%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/08/96)

Investor Class Share - HBFBX	12.30%	4.41%	6.11%	3.53%	4.34%
50/50 Blended DJIA/Treasury Index (9)	7.96%	4.86%	7.01%	4.70%	6.00%
Dow Jones Industrial Average (1)	15.46%	9.23%	13.77%	7.39%	8.49%

Hennessy Core Bond Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)

Institutional Class Share - HCBIX	0.54%	1.11%	2.31%	4.10%	4.94%
Investor Class Share - HCBFX***	0.27%	0.79%	2.03%	3.83%	4.74%
Bloomberg Barclays Intermediate U.S. Government/Credit Index (10)	3.52%	2.80%	2.45%	4.17%	4.99%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (5/10/89)

Investor Class Share - GASFX	16.32%	9.72%	13.71%	10.10%	9.97%
AGA Stock Index (11)	18.02%	10.87%	14.57%	10.86%	11.11%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	9.76%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)

Institutional Class Share - HISFX**	10.51%	8.36%	17.03%	5.67%	10.73%
Investor Class Share - HSFNX	10.10%	7.97%	16.69%	5.43%	10.60%
Russell 2000 Financial Services Index (12)	15.91%	10.31%	17.87%	4.33%	8.61%
Russell 2000 Index (1)	15.47%	6.71%	15.82%	7.07%	7.91%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)

Institutional Class Share - HILFX**	-0.83%	2.62%	13.54%	3.08%	6.97%
Investor Class Share - HLFNX	-1.32%	2.41%	13.40%	3.02%	6.93%
Russell 1000 Financial Services Index (13)	9.54%	9.62%	17.97%	0.50%	6.07%
Russell 1000 Index (5)	14.93%	10.78%	16.41%	7.40%	7.72%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (2/01/02)

Institutional Class Share - HTCIX**	17.59%	7.92%	11.66%	4.79%	6.02%
Investor Class Share - HTECX	17.11%	7.56%	11.34%	4.60%	5.89%
NASDAQ Composite Index (14)	16.42%	13.45%	18.60%	10.15%	8.35%
S&P 500 Index (2)	15.43%	11.16%	16.37%	7.24%	6.74%

Hennessy Japan Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (10/31/03)

Institutional Class Share - HJPIX**	29.00%	13.04%	14.15%	5.31%	9.21%
Investor Class Share - HJPNX	28.58%	12.73%	13.86%	5.11%	9.01%
Russell/Nomura Total Market Index (15)	14.27%	4.68%	7.96%	1.69%	4.52%
Tokyo Stock Price Index (TOPIX) (16)	12.94%	4.43%	7.94%	1.53%	4.35%

Hennessy Japan Small Cap Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (8/31/07)

Institutional Class Share - HJSIX	16.74%	11.95%	14.62%	—	9.04%
Investor Class Share - HJPSX	16.56%	11.82%	14.54%	—	9.00%
Russell/Nomura Small Cap Index (17)	19.04%	7.71%	9.52%	—	5.27%
Tokyo Stock Price Index (TOPIX) (16)	12.94%	4.43%	7.94%	—	1.42%

*	Performance information from the inception date of the fund through the date Hennessy began managing the fund is included because the previous investment manager(s) managed the fund using a similar investment strategy.
**	Performance shown for periods prior to the inception of the Institutional Class shares represents the performance of the Investor Class shares of the Fund and includes expenses that are not applicable to and are higher than those of Institutional Class shares.
***	Performance shown for periods prior to the inception of the Investor Class shares represents the performance of the Institutional Class shares of the Fund and includes expenses that are not applicable to and are lower than those of the Investor Class shares.
(1)	The Russell 2000 Index is an unmanaged index commonly used to measure the performance of small-cap U.S. stocks.
(2)	The S&P 500 Index, Russell 3000 Index and Dow Jones Industrial Average are unmanaged, broad-based indices commonly used to measure the performance of U.S. stocks.
(3)	The Russell Midcap Growth Index is an unmanaged index commonly used to measure the performance of mid-cap, growth oriented U.S. stocks.
(4)	The Russell Midcap Index is an unmanaged index commonly used to measure the performance of mid-cap U.S. stocks.
(5)	The Russell 1000 Index is an unmanaged index commonly used to measure the performance of large-cap U.S. stocks.
(6)	The Russell 1000 Value Index is an unmanaged index commonly used to measure the performance of large-cap, value oriented U.S. stocks.
(7)	The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the BofA Merrill Lynch 90-day U.S. Treasury Bill Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in 90 days.
(8)	The Blended Balance Index consists of 60% common stocks represented by the S&P 500 Index and 40% bonds represented by the Bloomberg Barclays Capital Intermediate U.S. Government/Credit Index, which is an unmanaged index commonly used to measure the performance of U.S. bonds.
(9)	The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks represented by the Dow Jones Industrial Average and 50% short-duration Treasury securities represented by the BofA Merrill Lynch 1-Year U.S. Treasury Note Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in approximately one year.
(10)	The Bloomberg Barclays U.S. Intermediate Government/Credit Index is an unmanaged index commonly used to measure the performance of U.S. bonds.
(11)	The AGA Stock Index is a market capitalization weighted index, adjusted monthly, consisting of member companies of the American Gas Association (AGA).
(12)	The Russell 2000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. small-cap financial sector stocks.
(13)	The Russell 1000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. large-capitalization financial sector stocks.
(14)	The NASDAQ Composite Index is a broad-based, capitalization-weighted index of all the NASDAQ National Market and Small Cap stocks.
(15)	The Russell/Nomura Total Market Index is a market capitalization-weighted index of Japanese equities and is presented in U.S. Dollar terms.

(16)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange and is presented in U.S. Dollar terms.
(17)	The Russell/Nomura Small Cap Index represents the universe of small-cap companies in the Japanese equity markets and is presented in U.S. Dollar terms.

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

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. In addition, the sub-advisor fees that we pay are also calculated as a percentage of the average daily net asset values of the sub-advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows (purchases of shares of the Hennessy Funds by new or existing shareholders), acquisition inflows, outflows (redemptions of shares of the Hennessy Funds by shareholders), and market appreciation or depreciation.

The following table summarizes our assets under management for the past five fiscal years:

	Assets Under Management
	At Each Fiscal Year End 2012-2016
	9/30/2016	9/30/2015	9/30/2014	9/30/2013	9/30/2012
	(In thousands)
Beginning assets under management	$5,987,985	$5,520,802	$4,034,181	$919,262	$749,310
Acquisition inflows	434,530	—	—	2,222,961	—
Organic inflows	2,168,840	2,603,428	2,052,286	1,441,677	219,654
Redemptions	(2,417,384)	(1,961,186)	(1,215,493)	(1,198,521)	(235,262)
Market appreciation (depreciation)	524,548	(175,059)	649,828	648,802	185,560

Ending assets under management	$6,698,519	$5,987,985	$5,520,802	$4,034,181	$919,262

As stated above, the fees we receive for providing investment advisory and shareholder services increase or decrease as our average assets under management rise or fall.

The following table summarizes our sources of revenues, net of sub-advisory fees, for the past five fiscal years.

	Revenues for Fiscal Years Ended 2012-2016
	Years Ended September 30
	(In thousands)
	2016	2015	2014	2013	2012
Investment advisory fees	$46,391	$41,177	$33,581	$23,423	$6,286
Shareholder service fees	5,019	3,562	945	885	786
Other	—	—	—	—	—

Subtotal	51,410	44,739	34,526	24,308	7,072

Sub-advisory fees	(8,743)	(7,284)	(5,910)	(3,942)	(545)

Revenues, net of sub-advisory fees	$42,667	$37,455	$28,616	$20,366	$6,527

Investment Advisory Agreements and Fees

We provide investment advisory services to the entire family of the 16 Hennessy Funds pursuant to management contracts with Hennessy Funds Trust. Under these management contracts, we are responsible for the provision of investment advisory services to the Hennessy Funds, subject to the oversight of the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”) and according to each fund’s particular fundamental investment objectives and policies. The services that we provide to each Hennessy Fund pursuant to these management contracts include, among other things, the following:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage, D&O/E&O insurance coverage, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Funds’ Board of Trustees;

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•	overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent twelve-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

In exchange for the services described above, we receive an investment advisory fee from each of the Hennessy Funds, which is calculated as a percentage of each fund’s average daily net asset value. As of September 30, 2016, the percentages upon which the annual investment advisory fees payable to us by the Hennessy Funds are based are as follows:

Hennessy Fund All Class Shares	Investment Advisory Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Large Value Fund	0.85%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Core Bond Fund	0.80%
Hennessy Gas Utility Fund	0.40%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Technology Fund	0.90%
Hennessy Japan Fund*	0.80%
Hennessy Japan Small Cap Fund*	0.80%

*	The investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016.

In the past, the Company has waived fees or absorbed expenses with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations to the extent necessary to ensure that the net expenses of the applicable funds did not exceed a specified percentage of the average daily net assets of such funds, but all such expense ratio limitations expired or were terminated as of February 28, 2015. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2016, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

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

Sub-advisory Agreements and Fees

For six of the Hennessy Funds acquired through asset purchases, we have delegated the day-to-day portfolio management responsibilities to sub-advisors. In each case, the sub-advisor entity or the individuals working at the sub-advisor entity are the same entities or individuals who advised the fund prior to our purchase of the assets related to the management of such fund. The services that each sub-advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub-advisory agreement we have with such sub-advisor include:

•	acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	ensuring that its compliance programs include policies and procedures relevant to the fund and the sub-advisor’s duties as a portfolio manager to the fund;

•	preparing a written summary of the fund’s performance for the most recent twelve-month period for each annual report of the fund; and

•	providing a quarterly certification to Hennessy Funds Trust regarding trading and allocation practices, supervisory matters, the sub-advisor’s compliance program (including its code of ethics), compliance with the fund’s policies, and general firm updates.

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

Hennessy Fund	Sub-Advisor (for all class shares)	Sub-Advisory Fee (as a % of fund assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%
Hennessy Large Value Fund	RBC Global Asset Management (U.S.) Inc.	0.35%
	Financial Counselors, Inc. (fixed income sleeve)	0.27%
Hennessy Equity and Income Fund	The London Company of Virginia, LLC (equity sleeve)	0.33%
Hennessy Core Bond Fund	Financial Counselors, Inc.	0.27%*
Hennessy Japan Fund	SPARX Asset Management Co. Ltd.	0.35%
Hennessy Japan Small Cap Fund	SPARX Asset Management Co. Ltd.	0.20%

*	For the fiscal year ended October 31, 2016, Financial Counselors, Inc. contractually agreed to reduce its sub-advisory fee to 0.15% of the average daily net asset value of the Hennessy Core Bond Fund.

The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts.

Shareholder Servicing Agreements and Fees

We provide shareholder services to the entire family of the Hennessy Funds pursuant to a shareholder servicing agreement with Hennessy Funds Trust covering the Investor Class shares of such funds (although we have only earned shareholder service fees from Investor Class shares of all of (versus only some of) the Hennessy Funds since March 1, 2015). The shareholder services that we provide for the Hennessy Funds include, among other things, the following:

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

In exchange for the services described above, we receive a shareholder service fee from each of the Hennessy Funds, which is calculated as a percentage of the average daily net asset value of each fund’s Investor Class shares. The following table lists each of the Hennessy Funds and the percentages upon which the annual shareholder service fees paid to us by the Hennessy Funds are based:

Hennessy Fund Investor Class Shares Only	Shareholder Servicing Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.10%
Hennessy Focus Fund*	0.10%
Hennessy Cornerstone Mid Cap 30 Fund	0.10%
Hennessy Cornerstone Large Growth Fund	0.10%
Hennessy Cornerstone Value Fund	0.10%
Hennessy Large Value Fund	0.10%
Hennessy Total Return Fund	0.10%
Hennessy Equity and Income Fund*	0.10%
Hennessy Balanced Fund	0.10%
Hennessy Core Bond Fund*	0.10%
Hennessy Gas Utility Fund*	0.10%
Hennessy Small Cap Financial Fund*	0.10%
Hennessy Large Cap Financial Fund*	0.10%
Hennessy Technology Fund*	0.10%
Hennessy Japan Fund	0.10%
Hennessy Japan Small Cap Fund	0.10%

*	Commenced March 1, 2015.

12b-1 Plans

All of the Hennessy Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the Investment Company Act of 1940, which permits mutual funds to adopt a plan that allows them to collect fees that can be used to make payments to third parties in connection with the distribution of their fund shares. Amounts paid under the plans may be spent on any activities or expenses primarily intended to result in sale of shares of the funds, including but not limited to, (i) advertising, (ii) compensation paid to financial institutions, broker-dealers, and others for sales and marketing, (iii) shareholder accounting servicing, (iv) the printing and mailing of prospectuses to possible new shareholders and (v) the printing and mailing of sales literature. Mutual funds may also employ a distributor to distribute and market their fund shares and use 12b-1 fees to pay the distributor for expenses incurred for telephone costs, overhead costs, costs of employees who engage in or support the distribution of the fund shares, the printing of prospectuses and other reports for possible new shareholders, advertising and the preparation and distribution of sales literature.

The 12b-1 fees for each of the Hennessy Funds is calculated as a percentage of such fund’s average daily net asset value. The following table lists each of the Hennessy Funds and the percentage upon which the 12b-1 fees are based:

Hennessy Fund Investor Class Shares Only	12b-1 Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund**	0.15%
Hennessy Focus Fund	0.15%
Hennessy Cornerstone Mid Cap 30 Fund**	0.15%
Hennessy Cornerstone Large Growth Fund**	0.15%
Hennessy Cornerstone Value Fund**	0.15%
Hennessy Large Value Fund**	0.15%
Hennessy Total Return Fund	0.15%
Hennessy Equity and Income Fund	0.15%
Hennessy Balanced Fund	0.15%
Hennessy Core Bond Fund	0.15%
Hennessy Gas Utility Fund*	0.15%
Hennessy Small Cap Financial Fund	0.15%
Hennessy Large Cap Financial Fund	0.15%
Hennessy Technology Fund	0.15%
Hennessy Japan Fund***	0.15%
Hennessy Japan Small Cap Fund***	0.15%

*	Effective March 1, 2015.
**	Effective November 1, 2015.
***	Effective March 1, 2016.

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

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996 through the end of our fiscal year ended September 30, 2016, we have grown our assets under management to approximately $6.7 billion. During that time, we have consistently pursued a growth strategy centered on organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets. The implementation of this business strategy is described below.

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

We maintain and regularly update a robust website. We also utilize more focused marketing efforts, such as sending informational and promotional communications, fund performance updates, news articles pertaining to the Hennessy Funds and Portfolio Manager commentaries to investors and prospective investors. We also participate in exhibitions at select investment advisor trade shows throughout the year. Additionally, we attend strategic industry-related conferences, and Mr. Hennessy participates as a moderator or guest speaker on industry-related panels whenever the opportunity arises.

•	Expanding our distribution network to additional mutual fund platforms

One of the ways investors may purchase shares of the Hennessy Funds is through mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade and Pershing. Mutual fund supermarkets generally offer funds of many different investment companies to investors, in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds in a single location is very attractive to investors. The majority of our $6.7 billion of assets under management as of September 30, 2016, are held at mutual fund supermarkets.

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

A primary component of our growth strategy is to selectively pursue strategic purchases of assets related to management of additional mutual funds. We believe the regulatory burden imposed upon the mutual fund industry, along with increased competition, has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets. In addition, we believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. In some instances, we have also been able to improve performance.

Through our asset purchase strategy, we have successfully completed eight asset purchases of management-related assets over a 16-year period, and we have efficiently integrated $3.7 billion of net assets of 25 different mutual funds into the Hennessy Funds family. Our most recent asset purchase was completed on September 23, 2016, when we purchased assets related to the management of The Westport Funds, which added an additional $435 million to our assets under management.

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

EMPLOYEES

As of September 30, 2016, we employed twenty-two employees, twenty-one of which are full-time employees.

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

The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, industry trends, interest and inflation rate fluctuations, and other factors that are difficult to predict. Because our assets under management are largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets . We derive all of our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net asset value of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increase or decrease, which is affected by market appreciation or depreciation and purchases and redemptions of shares of the Hennessy Funds. This risk is further discussed and quantified in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Investors in the Hennessy Funds can redeem their investments at any time and for any reason, including poor investment performance. A decline in our assets under management adversely affects our revenues.

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and mutual fund business is largely dependent on investment performance, as well as client servicing and distribution. If the Hennessy Funds perform poorly compared to the mutual funds of other investment advisory firms, we may experience a decrease in purchases of shares and an increase in redemptions of shares of the Hennessy Funds, thereby reducing our assets under management and adversely affecting our revenues.

Adverse opinions of the Hennessy Funds by third parties, including rating agencies or industry analysts, could decrease new investments in or accelerate redemptions from the Hennessy Funds, which would adversely affect our revenues.

The Hennessy Funds are rated, ranked or assessed by independent third parties, including rating agencies, industry analysts, distribution partners and industry periodicals. These assessments often influence the investment decisions of investors. These ratings and rankings can be affected by a number of factors, which are not in our direct control, and they may change frequently. For example, a ranking agency like Morningstar may change its ranking designs and methodology, which could result in the ratings of the Hennessy Funds being decreased as a result of such changes without any action on our part. If the Hennessy Funds received an adverse rating, ranking or assessment from a third party, it could result in an increase in the withdrawal of assets from the Hennessy Funds by existing investors and the inability to attract additional investments into the Hennessy Funds from existing and new investors, thereby reducing our assets under management and adversely affecting our revenues.

Investor behavior is influenced by short-term investment performance of mutual funds.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of the Hennessy Funds, irrespective of longer-term success, could potentially lead to a decrease in purchases of shares of the Hennessy Funds and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.

We derive a substantial portion of our revenues from a limited number of the Hennessy Funds.

During the fiscal year ended September 30, 2016, our average assets under management were concentrated in the following three Hennessy Funds: the Hennessy Focus Fund (36% of average assets under management), the Hennessy Gas Utility Fund (23% of average assets under management), and the Hennessy Cornerstone Mid Cap 30 Fund (16% of average assets under management). Consequently, our revenue follows a similar pattern of concentration: the Hennessy Focus Fund (46% of total revenue), the Hennessy Cornerstone Mid Cap 30 Fund (16% of total revenue), and the Hennessy Gas Utility Fund (15% of total revenue). As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain and grow assets under management in these funds. If any of these funds were to experience a significant volume of redemptions for any reason, our assets under management would be reduced, adversely affecting our revenues.

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

We generate all of our operating revenues from the investment advisory and shareholder servicing agreements with the Hennessy Funds. These agreements may be terminated without penalty on 60 days’ notice and may not be assigned without investor consent. In addition, they must be renewed annually by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) a majority of the disinterested trustees of Hennessy Funds Trust. The termination or non-renewal of these agreements, or the renegotiation of the terms of these agreements in a manner detrimental to us, could result in a substantial reduction of our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structures. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment advisory industry. In order for us to maintain our fee structure in a competitive environment, we must be able to provide our mutual fund investors with investment returns and service that will adequately compensate them for investing in our mutual funds with their current fee structures. We cannot be assured that we will succeed in maintaining our current fee structures. Fee reductions on existing or future business could have a material adverse effect on our results of operations.

We may be required to forego all or a portion of our fees under our management contracts covering the Hennessy Funds.

On an annual basis, the Funds’ Board of Trustees must conduct analysis regarding the reasonableness of our investment advisory fees. We regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios (although in the past we have only waived fees based on contractual limitations, all of which have since expired or been terminated). Any decision to waive fees voluntarily would not apply to previous periods, but would only apply on a going forward basis.

We utilize quantitative investment strategies for some of the Hennessy Funds that require us to invest in specific portfolios of securities and hold these positions for a specified period of time regardless of performance.

Our formula-driven funds adhere to specific investment strategies during the annual rebalancing period and throughout the course of the year. Adhering to our investment strategies may result in the elimination of better performing stocks from our funds’ portfolios and an increase in stocks that have historically underperformed. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could, in theory, result in relatively low performance of the formula-driven Hennessy Funds and adversely affect the net assets of such Hennessy Funds. A decrease in the net assets of the Hennessy Funds would adversely affect our revenue.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund invest in the Japanese stock market in Yen, which involves foreign exchange and economic uncertainties.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which exposes these funds to risks that are not typically associated with an investment in a U.S. issuer. The values of these funds fluctuate with changes in the value of the Japanese Yen versus the U.S. dollar. Investments in Japanese securities also expose these funds to the economic uncertainties affecting Japan. Financial accounting standards and practices may differ, and there may be less information on Japanese companies available publicly. If these circumstances result in a reduction of the total assets of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, our assets under management would be reduced and therefore our revenues would be reduced as well.

The terms of our loan agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions. In addition, certain events could cause us to default on our loan agreement.

The amount outstanding under our loan agreement with U.S. Bank National Association and California Bank & Trust as of September 30, 2016, was $30.6 million (initially $35 million, consisting of a $20.0 million promissory note to U.S. Bank National Association and a $15.0 million promissory note to California Bank & Trust). The loan agreement contains a number of covenants that collectively impose operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The loan agreement also contains a number of events that would constitute an event of default, such as a failure by us to comply with the covenants in the loan agreement or the termination or non-renewal of one or more of our management contracts if such termination or non-renewal would reasonably be expected to have a material adverse effect on us. The occurrence of an event of default would give the lenders the right to declare our borrowings, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. If the debt under our loan agreement were accelerated, we might not have sufficient cash on be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current loan agreement with U.S. Bank National Association and California Bank & Trust, our interest rate is effectively 3.52322% as of September 30, 2016. Because the interest payable is a floating rate (see further discussion in Footnote 7 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” of Part II of this Annual Report on Form 10-K), the interest expense we incur will vary with changes in the applicable reference rate. As a result, an increase in short-term interest rates will increase our interest costs.

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

The investment management contracts that we have purchased, a $74.4 million asset on the balance sheet as of September 30, 2016, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as an asset with an “indefinite life” each reporting period. If our purchased investment management contracts are ever classified in the future as an asset with a definite life, we would begin amortizing such agreements over their remaining useful life. If the contracts continue to be determined an indefinite life asset, we would continue to review the carrying value to determine if any impairment has occurred. The analysis has been based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write-off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

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

The U.S. Department of Labor’s fiduciary rule could adversely affect our financial condition and results of operations.

In April 2016, the U.S. Department of Labor (the “DOL”) issued a final regulation redefining “investment advice fiduciary” under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by ERISA. The DOL also finalized certain prohibited transaction exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL regulation provides that its requirements will generally become applicable on April 10, 2017, with certain requirements becoming applicable on January 1, 2018. Financial advisors and broker-dealers have begun making significant operational changes as a result of the DOL regulation, including with respect to portions of their businesses that are not directly impacted by the DOL regulation. If these operational changes result in a decrease in purchases of shares or an increase in redemptions of shares of the Hennessy Funds, our assets under management and thus our revenues would be adversely affected.

Our management contracts require us to adhere to the investment policies and strategies of the Hennessy Funds; any failure to comply with such requirements could result in claims, losses or regulatory sanctions.

Our management contracts with the Hennessy Funds contain contractual provisions that require us to comply with the investment policies and strategies of the Hennessy Funds when we provide our investment advisory services. We are also required to comply with numerous investment, asset valuation, distribution and tax requirements under applicable law and regulations. Any allegation of a failure to adhere to these requirements could result in investor claims, reputational damage, withdrawal of assets and potential regulatory sanctions, any of which could negatively impact our revenues and earnings. We have implemented procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements, but there can be no assurance that these precautions will protect us from potential liabilities.

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

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. Pursuant to a lease amendment, dated as of August 30, 2016, the term of our lease expires on June 30, 2021, with one five-year extension available thereafter.

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

The following table sets forth the high and low sales prices for our common stock on The NASDAQ Capital Market for the periods indicated:

	Price Range
Fiscal Year Ended September 30, 2016	High	Low	Dividends Paid per Share

First Quarter	$33.00	$23.55	$0.06	(1)
Second Quarter	30.00	24.20	$0.08	(2)
Third Quarter	39.50	26.60	$0.08	(3)
Fourth Quarter	39.47	32.50	$0.08	(4)

	Price Range
Fiscal Year Ended September 30, 2015	High	Low	Dividends Paid per Share

First Quarter	$24.95	$17.50	$0.05	(5)
Second Quarter	24.90	18.72	$0.06	(6)
Third Quarter	21.62	18.06	$0.06	(7)
Fourth Quarter	25.00	18.24	$0.06	(8)
(1)	We paid a cash dividend on December 9, 2015 to shareholders of record as of November 16, 2015, of $0.06 per share.
(2)	We paid a cash dividend on March 7, 2016, to shareholders of record as of February 12, 2016, of $0.08 per share.
(3)	We paid a cash dividend on June 13, 2016, to shareholders of record as of May 19, 2016, of $0.08 per share.
(4)	We paid a cash dividend on September 12, 2016, to shareholders of record as of August 18, 2016, of $0.08 per share.
(5)	We paid a cash dividend on December 8, 2014, to shareholders of record as of November 14, 2014, of $0.05 per share.
(6)	We paid a cash dividend on March 9, 2015, to shareholders of record as of February 13, 2015, of $0.06 per share.
(7)	We paid a cash dividend on June 12, 2015, to shareholders of record as of May 20, 2015, of $0.06 per share.
(8)	We paid a cash dividend on September 10, 2015, to shareholders of record as of August 18, 2015, of $0.06 per share.

On November 28, 2016, the last reported sale price of our common stock on The NASDAQ Capital Market was $33.56 per share. As of September 30, 2016, we had 123 holders of record of our Common Stock. In addition to the 123 holders of record, there are 39 brokerage firm accounts that represent 1,248 additional individual shareholders for 1,371 total shareholders as of September 30, 2016.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares underlying vested RSUs from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)

	(a)	(b)	(c)	(d)

July 1-31, 2016	0	$0.00	0	908,807
August 1-31, 2016	0	$0.00	0	908,807
September 1-30, 2016 (1)	15,323	$35.82	0	908,807

Total (2)	15,323	$35.82	0	908,807

(1)    The shares repurchased on September 16, 2016, September 17, 2016, and September 23, 2016 were repurchased, according to the instructions of employees, to pay for tax expense and withholding on the compensation recognized for vested RSUs, granted on September 16, 2013, September 17, 2015, and September 23, 2014, respectively, and were not purchased pursuant to the stock buyback program described below.

(2)    The total shares repurchased were purchased at a weighted average price of $35.82 per share.

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

The following financial information is derived from our audited financial statements and should be read in conjunction therewith.

Hennessy Advisors, Inc.

Financial Highlights

	As of and For the Years Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Income Statement Data:
Revenue	$51,410	$44,739	$34,526	$24,308	$7,072
Net income	$14,367	$11,389	$7,667	$4,820	$971

Balance Sheet Data:
Total assets	$85,380	$73,133	$75,315	$74,734	$32,902
Cash and cash equivalents	$3,535	$3,086	$7,645	$8,406	$8,730
Long-term debt	$26,250	$30,625	$22,972	$26,653	$1,302

Per Share Data:
Earnings per share:
Basic	$2.84	$1.93	$1.31	$0.83	$0.17
Diluted	$2.79	$1.91	$1.30	$0.83	$0.17
Cash dividends declared	$0.30	$0.23	$0.15	$0.13	$0.13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our primary operating activity is providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. With respect to each sub-advised fund, a sub-advisor acts as portfolio manager for the fund, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to the applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds, although we have only earned shareholder service fees from Investor Class shares of all of (versus only some of) the Hennessy Funds since March 1, 2015.

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

U.S. equity markets continued to be fairly volatile during the twelve months ended September 30, 2016, but nonetheless succeeded in posting creditable returns. Investor thinking appeared to be dominated by the future course of U.S. short-term interest rates throughout the period. A small rise in short-term interest rates in December 2015, together with fears of a slowdown in the Chinese economy, contributed to a sharp decline in equity indices in January of this year. Nevertheless, U.S. equities rallied over the balance of the year, encouraged by evidence of continued economic growth at home, corporate merger activity, a firm labor market and no further changes in short-term interest rates. U.S. bond prices rose over the period despite the decision by the Federal Reserve to raise short-term interest rates at its meeting in December 2015. U.S. bond yields are higher than those in most developed countries and, over the period, investors worked to address this disparity. A moderate pace of growth in domestic economic activity and no indication of inflationary pressure also helped keep bond yields low.

The Japanese market posted a small negative return over the twelve months ended September 30, 2016. During the year, investors witnessed the first significant appreciation of the yen since 2012 and were quick to discount the negative effects of a stronger currency on export-sensitive corporate profits growth. Japanese equity markets were also disappointed with the slow pace of structural reform, an important plank of the current government’s policy mix, and also recurring signs of deflation.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate net inflows into the Hennessy Funds. During fiscal year 2016, we maintained strong and consistent marketing and sales efforts. We regularly target over 120,000 financial advisors through our marketing and sales program, and currently serve approximately 18,600 advisors who utilize the Hennessy Funds for their clients. Approximately one in five of those advisors owns two or more of the Hennessy Funds. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 367,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two days.

Fourteen of the sixteen Hennessy Funds posted positive performance over the 1-year period ended September 30, 2016, and all sixteen Funds achieved positive annualized returns for the 3-year, 5-year, 10-year and since inception periods ended September 30, 2016. Total assets under management as of September 30, 2016, were $6.7 billion, an increase of 11.9%, or $711 million, from $6.0 billion as of September 30, 2015 (the end of the prior comparable period). The increase in total assets is attributable to market appreciation of $525 million and the purchase of assets related to the management of The Westport Funds of $435 million, and was offset by net outflows from the Hennessy Funds of $249 million. The following table illustrates the changes year by year in our assets under management since the beginning of fiscal year 2012:

	Assets Under Management At Each Fiscal Year Ended 2012-2016
	9/30/2016	9/30/2015	9/30/2014	9/30/2013	9/30/2012
	(In thousands)
Beginning assets under management	$5,987,985	$5,520,802	$4,034,181	$919,262	$749,310
Acquisition inflows	434,530	—	—	2,222,961	—
Organic inflows	2,168,840	2,603,428	2,052,286	1,441,677	219,654
Redemptions	(2,417,384)	(1,961,186)	(1,215,493)	(1,198,521)	(235,262)
Market appreciation (depreciation)	524,548	(175,059)	649,828	648,802	185,560

Ending assets under management	$6,698,519	$5,987,985	$5,520,802	$4,034,181	$919,262

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of September 30, 2016, this asset had a net balance of $74.4 million, compared to $62.7 million at the end of the prior comparable period. The current period increase is mainly due to payments relating to the purchase of assets related to the management of The Westport Funds, and also to a much lesser extent, the result of costs relating to the proxy vote to seek shareholder approval for a 12b-1 plan for the Hennessy Funds that did not previously have a 12b-1 plan.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1 million shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of September 30, 2016, this liability had a balance of $30.6 million.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income and comprehensive income as dollar amounts and as percentages of total revenue for the periods shown:

	Fiscal Year Ended September 30,
	2016		2015
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$46,391	90.2%	$41,177	92.0%
Shareholder service fees	5,019	9.8	3,562	8.0

Total revenue	51,410	100.0	44,739	100.0

Operating expenses:
Compensation and benefits	11,943	23.2	9,750	21.8
General and administrative	5,806	11.3	5,223	11.7
Mutual fund distribution	775	1.5	2,403	5.4
Sub-advisor fees	8,743	17.0	7,284	16.3
Amortization and depreciation	353	0.7	265	0.5

Total operating expenses	27,620	53.7	24,925	55.7

Operating income	23,790	46.3	19,814	44.3

Interest expense	1,232	2.4	1,012	2.3
Other income	(2)	(0.0)	(1)	(0.0)

Income before income tax expense	22,560	43.9	18,803	42.0

Income tax expense	8,193	16.0	7,414	16.5

Net income	$14,367	27.9%	$11,389	25.5%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 14.9% to $51.4 million in the fiscal year ended September 30, 2016, compared to the prior comparable period. Investment advisory fees increased 12.7% to $46.4 million in the fiscal year ended September 30, 2016, compared to the prior comparable period. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the fiscal year ended September 30, 2016, increased by $319 million, or 5.3%, to $6.3 billion, versus the prior comparable period. Shareholder service fees increased 40.9% to $5.0 million in the fiscal year ended September 30, 2016, compared to the prior comparable period. The increase in shareholder service fees is due both to increased average daily net assets of the Hennessy Funds and earning shareholder service fees from all of the Hennessy Funds as of March 1, 2015, instead of only some of the Hennessy Funds in the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fees for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund were reduced to 0.80% effective as of March 1, 2016.

The Hennessy Fund with the largest average daily net assets for the fiscal year ended September 30, 2016, was the Hennessy Focus Fund, with $2.26 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the fiscal year ended September 30, 2016, was the Hennessy Gas Utility Fund, with $1.47 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of September 30, 2016, were $6.7 billion, an increase of 11.9% or $711 million, compared with $6.0 billion as of September 30, 2016. The increase in total assets is attributable to market appreciation of $525 million and the purchase of assets related to the management of The Westport Funds of $435 million, and was offset by net outflows from the Hennessy Funds of $249 million. The Hennessy Funds with the three largest amounts of net inflows for the fiscal year ended September 30, 2016, were as follows:

•	Hennessy Focus Fund: $398 million

•	Hennessy Total Return Fund: $14 million

•	Hennessy Japan Small Cap Fund: $4 million

The Hennessy Funds with the three largest amounts of net outflows for the fiscal year ended September 30, 2016, were as follows:

•	Hennessy Gas Utility Fund: -$311 million

•	Hennessy Equity & Income Fund: -$126 million

•	Hennessy Small Cap Financial Fund: -$65 million

Redemptions as a percentage of assets under management increased from an average of 2.7% per month during the fiscal year ended September 30, 2015, to 3.2% per month during the fiscal year ended September 30, 2016.

Before February 28, 2015, we waived fees to comply with contractual expense ratio limitations. We waived no fees during the fiscal year ended September 30, 2016, and we waived total fees of $0.02 million for the fiscal year ended September 30, 2015. The decrease is due to the expiration of all contractual expense ratio limitations as of February 28, 2015.

Operating Expenses

Total operating expenses increased 10.8% to $27.6 million in the fiscal year ended September 30, 2016, from $24.9 million in the prior comparable period. The increase is due primarily to increases in employee expense and marketing and sales expense resulting from increased assets under management. As a percentage of total revenue, total operating expenses decreased 2.0 percentage points to 53.7% in the fiscal year ended September 30, 2016, as compared to 55.7% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 22.5% to $11.9 million in the fiscal year ended September 30, 2016, from $9.8 million in the prior comparable period. The increase is primarily due to increased employment in marketing and sales necessary to support the increase in the Company’s assets under management, as well as an increase in the Company’s discretionary bonus pool related to the Company’s increased profitability. As a percentage of total revenue, compensation and benefits expense increased 1.4 percentage points to 23.2% for the fiscal year ended September 30, 2016, compared to 21.8% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 11.2% to $5.8 million in the fiscal year ended September 30, 2016, from $5.2 million in the prior comparable period. The increase resulted primarily from an increase in outside vendor support, including legal and tax work and cybersecurity consulting, in the current period. As a percentage of total revenue, general and administrative expense decreased 0.4 percentage points to 11.3% in the fiscal year ended September 30, 2016, from 11.7% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 67.7% to $0.8 million in the fiscal year ended September 30, 2016, from $2.4 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 3.9 percentage points to 1.5% for the fiscal year ended September 30, 2016, compared to 5.4% in the prior comparable period.

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

The decrease in mutual fund distribution expense for the fiscal year ended September 30, 2016, is due to the implementation of a Distribution (Rule 12b-1) Plan for the following Hennessy Funds as of the given dates:

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

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 20.0% to $8.7 million in the fiscal year ended September 30, 2016, from $7.3 million in the prior comparable period. The increase is a result of the increase in average assets under management due to market appreciation in the portfolio securities held by the sub-advised Hennessy Funds and net inflows into certain sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 0.7 percentage points to 17.0% for the fiscal year ended September 30, 2016, compared to 16.3% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 33.2% to $0.4 million in the fiscal year ended September 30, 2016, from $0.3 million in the prior comparable period. The increase is mainly a result of a higher fixed asset base for the twelve months ended September 30, 2016, compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense increased 0.2 percentage points to 0.7% for the fiscal year ended September 30, 2016, compared to 0.5% in the prior comparable period.

Interest Expense: Interest expense increased 21.7% to $1.2 million in the fiscal year ended September 30, 2016, from $1.0 million in the prior comparable period. The increase is due primarily to an increase to the Company’s principal loan balance that occurred September 17, 2015, and was used to fund in part the Company’s self-tender offer. As a percentage of total revenue, interest expense increased 0.1 percentage points to 2.4% for the fiscal year ended September 30, 2016, compared to 2.3% in the prior comparable period.

Income Tax Expense: Income tax expense increased 10.5% to $8.2 million in the fiscal year ended September 30, 2016, from $7.4 million in the prior comparable period. This change is due to increased income before income tax expense in the current period and was partially offset by changes in state apportionment factors. As a percentage of total revenue, income tax expense decreased 0.5 percentage points to 16.0% for the fiscal year ended September 30, 2016, compared to 16.5% in the prior comparable period.

Net Income

Net income increased by 26.1% to $14.4 million in the fiscal year ended September 30, 2016, from $11.4 million in the prior comparable period, as a result of the factors discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have and have not had any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of September 30, 2016, will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of September 30, 2016, were $6.7 billion, which was an increase of $711 million, or 11.9%, from September 30, 2015. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $74.7 million as of September 30, 2016. As of September 30, 2016, we had cash and cash equivalents of $3.5 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the years ended September 30, 2016 and 2015:

	For the Fiscal Year Ended September 30,
	2016	2015
	(In thousands)
Cash flow data:
Operating cash flows	$18,187	$14,456
Investing cash flows	(11,862)	(450)
Financing cash flows	(5,876)	(18,565)

Net increase (decrease) in cash and cash equivalents	$449	$(4,559)

The increase in cash provided by operating activities of $3.7 million is mainly due to an increase in net income from the prior year.

The increase in cash used for investing activities is due to costs associated with purchasing the assets related to the management of The Westport Funds in the current year.

The decrease in cash used by financing activities is due to the repurchase of 1,000,000 shares of our common stock at $25 per share pursuant to our self-tender offer in the prior year.

Dividend Payments. A quarterly cash dividend of $0.06 per share was paid on December 9, 2015, to shareholders of record as of November 16, 2015. Additionally, quarterly cash dividends of $0.08 per share were paid on March 7, 2016, to shareholders of record as of February 12, 2016; on June 13, 2016, to shareholders of record as of May 19, 2016; and on September 12, 2016, to shareholders of record as of August 18, 2016. The total payment from cash on hand was $1.5 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank National Association, as administrative agent (in such capacity, “Agent”) and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced our bank loan previously entered into by Hennessy Advisors and U.S. Bank on October 26, 2012 and amended on November 1, 2013. Immediately prior to September 17, 2015, our bank loan had an outstanding principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,000,000 shares of our common stock at $25 per share pursuant to our self-tender offer, we entered into a new term loan agreement to fund in part our self-tender, thereby increasing our total loan balance to $35.0 million. Then, on September 19, 2016, we entered into an amendment to our term loan agreement with the Agent and the lenders to allow us to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement.

Our current term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest, at our option, at either:

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

From the effective date of our current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of September 30, 2016, the effective rate is 3.52322%, which is comprised of the LIBOR rate of 0.52322% as of September 1, 2016, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of June 30, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

Our current term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2016. As of September 30, 2016, we had $30.6 million currently outstanding under our bank loan.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of September 30, 2016, consisting of loan payments, including the related interest payments due, and operating lease payments:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Principal on bank loan	$30,625	$4,010	$26,615	$—	$—
Interest on bank loan (1)	2,510	932	1,578	—	—
Operating lease (2)	1,852	185	883	784	—
Operating lease (3)	88	69	19	—	—
Operating lease (4)	9	9	—	—	—

Total	$35,084	$5,205	$29,095	$784	$—

(1)	The interest payable on the bank loan is calculated at the current effective rate as of September 30, 2016, of 3.52322%, which is based on the one-month LIBOR rate of 0.52322% plus 3.00%.
(2)	This lease is for our principal executive office located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945.
(3)	This lease is for the lease of office space located at 101 Federal Street, Suite 1900, Boston, Massachusetts, 02110.
(4)	This lease is for the lease of office space located at 1340 Environ Way, #305, Chapel Hill, North Carolina, 27517.

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

The management contracts we have purchased are considered intangible assets with an indefinite life. In July 2012, the FASB issued amendments to Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of the amendments is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. Previously, an entity was required to conduct an impairment analysis at least annually. The guidance provided by this update was effective for fiscal years beginning after September 15, 2012 (the Company’s fiscal year 2013). The standard was adopted October 1, 2012, and allows the Company to forego the annual impairment analysis as the more-likely-than-not threshold is met as of September 30, 2016.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset totaling $74.4 million as of September 30, 2016.

Recent Accounting Standards

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements that simplifies the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to term loans should be presented as a direct deduction from the carrying amount of the associated debt liability. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years (our fiscal year 2017). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (our fiscal year 2018). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018 (our fiscal year 2020). We are currently evaluating the impact this standard will have on our policies and procedures pertaining to our existing and future lease arrangements, disclosure requirements and on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (our fiscal year 2018). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years (our fiscal year 2018). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subjected to different types of risk, including market risk. Market risk is the risk that we will be adversely affected by changes in the securities market, specifically changes in equity prices.

As discussed in Item 1A, “Risk Factors,” above, our revenue is calculated as a percentage of the average daily net asset values of the Hennessy Funds. Declines in the value of the securities held by the Hennessy Funds will negatively impact our revenues and net income. The following is a summary of the effect that a ten percent increase or decrease in equity prices of the stocks within the Hennessy Funds would have on our assets under management, and therefore our revenues. The changes are compared to average asset values for the fiscal year ended September 30, 2016, and future values are based on an assumption that asset values are consistent throughout the year:

	Effects of Market Risk on Revenue
	Values Based on Average Net Assets for Fiscal Year ended September 30, 2016	Values Based on a 10% Increase in Average Assets	Values Based on a 10% Decrease in Average Assets
	(In thousands)

Average Assets
Under Management	$6,325,091	$6,957,600	$5,692,582

Investment Advisor Fees	$46,391	$51,030	$41,752
Shareholder Service Fees	5,019	5,520	4,516

Total Revenue:	$51,410	$56,550	$46,268

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, using the criteria set forth in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Marcum LLP, audited the effectiveness of our internal control over financial reporting. Marcum LLP’s attestation report appears in Part II – Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Audit Committee of the Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited Hennessy Advisors, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Hennessy Advisors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Hennessy Advisors, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hennessy Advisors, Inc. maintained, in all material aspects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of September 30, 2016 and 2015, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended of Hennessy Advisors, Inc. and our report dated December 1, 2016, expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

San Francisco, California

December 1, 2016

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Shareholders of Hennessy Advisors, Inc.:

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. as of September 30, 2016 and 2015, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Hennessy Advisors, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hennessy Advisors, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hennessy Advisors, Inc.’s internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated December 1, 2016, expressed an unqualified opinion on the effectiveness of Hennessy Advisors, Inc.’s internal control over financial reporting.

/s/ Marcum LLP

San Francisco, California

December 1, 2016

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	September 30,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$3,535	$3,086
Investments in marketable securities, at fair value	8	7
Investment fee income receivable	4,230	4,052
Prepaid expenses	1,175	1,049
Deferred income tax asset	607	683
Other current assets	580	535

Total current assets	10,135	9,412

Property and equipment, net of accumulated depreciation of $940 and $733, respectively	296	319
Management contracts	74,359	62,681
Deferred offering costs	13	12
Other assets, net of accumulated amortization of $475 and $328, respectively	577	709

Total assets	$85,380	$73,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$6,578	$4,699
Income taxes payable	383	1,097
Deferred rent	32	94
Current portion of long-term debt	4,375	4,375

Total current liabilities	11,368	10,265

Long-term debt, net of current portion	26,250	30,625
Deferred income tax liability	10,431	9,148

Total liabilities	48,049	50,038

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,107,979 shares issued and outstanding at September 30, 2016 and 5,046,628 at September 30, 2015	13,279	11,654
Retained earnings	24,052	11,441

Total stockholders’ equity	37,331	23,095

Total liabilities and stockholders’ equity	$85,380	$73,133

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Years Ended September 30,
	2016	2015
Revenue
Investment advisory fees	$46,391	$41,177
Shareholder service fees	5,019	3,562

Total revenue	51,410	44,739

Operating expenses
Compensation and benefits	11,943	9,750
General and administrative	5,806	5,223
Mutual fund distribution	775	2,403
Sub-advisor fees	8,743	7,284
Amortization and depreciation	353	265

Total operating expenses	27,620	24,925

Operating income	23,790	19,814

Interest expense	1,232	1,012
Other income, net	(2)	(1)

Income before income tax expense	22,560	18,803

Income tax expense	8,193	7,414

Net income	$14,367	$11,389

Earnings per share:
Basic	$2.84	$1.93

Diluted	$2.79	$1.91

Weighted average shares outstanding:
Basic	5,067,055	5,887,396

Diluted	5,145,310	5,960,689

Cash dividends declared per share:	$0.30	$0.23

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2016 and 2015

(In thousands, except share data)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2014	6,019,276	$10,852	$26,562	$37,414
Net income	—	—	11,389	11,389
Dividends paid	—	—	(1,383)	(1,383)
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	118	3	(3)	—
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	12	—	—	—
Repurchase of common stock pursuant to self-tender offer, including costs of $55,655	(1,000,000)	—	(25,056)	(25,056)
Employee and director restricted stock vested	34,075	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(6,853)	(71)	(68)	(139)
Deferred restricted stock unit compensation	—	692	—	692
Tax effect of restricted stock unit vesting	—	178	—	178

Balance at September 30, 2015	5,046,628	$11,654	$11,441	$23,095

Net income	—	—	14,367	14,367
Dividends paid	—	—	(1,500)	(1,500)
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	609	20	(20)	—
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	490	15	—	15
Employee and director restricted stock vested	79,500	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(19,248)	(282)	(236)	(518)
Deferred restricted stock unit compensation	—	1,416	—	1,416
Tax effect of restricted stock unit vesting	—	456	—	456

Balance at September 30, 2016	5,107,979	$13,279	$24,052	$37,331

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Year Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,367	$11,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353	265
Deferred income taxes	1,359	1,308
Tax effect from restricted stock units	456	178
Restricted stock units repurchased for employee tax withholding	(518)	(139)
Deferred restricted stock unit compensation	1,416	692
Unrealized gains on marketable securities	(1)	—

(Increase) decrease in operating assets:
Investment fee income receivable	(178)	(910)
Prepaid expenses	(126)	(448)
Other current assets	(45)	(91)
Other assets	1	2
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	1,879	1,161
Income taxes payable	(714)	1,097
Current portion of deferred rent	(62)	(48)

Net cash provided by operating activities	18,187	14,456

Cash flows used in investing activities:
Purchases of property and equipment	(184)	(258)
Payments related to acquisition of management contracts	(11,678)	(192)

Net cash used in investing activities	(11,862)	(450)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(4,375)	(3,750)
Payoff of previous bank loan	—	(22,972)
Proceeds from new bank loan	—	35,000
Loan fee payments on bank loan	(15)	(392)
Deferred offering costs	(1)	(12)
Proceeds from shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Repurchase Plan	15	—
Dividend payments	(1,500)	(1,383)
Repurchase of common stock pursuant to self-tender offer, including costs of $55,655	—	(25,056)

Net cash used in financing activities	(5,876)	(18,565)

Net increase (decrease) in cash and cash equivalents	449	(4,559)

Cash and cash equivalents at the beginning of the period	3,086	7,645

Cash and cash equivalents at the end of the period	$3,535	$3,086

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$6,960	$5,194

Interest	$1,190	$1,004

See accompanying notes to financial statements

Notes to Financial Statements – Fiscal Years Ended September 30, 2016 and 2015

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

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

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage, D&O/E&O insurance coverage, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•	overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent twelve-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

In the past, the Company has waived fees with respect to some of the Hennessy Funds to comply with contractual expense ratio limitations, but all such expense ratio limitations expired or were terminated as of February 28, 2015. The fee waivers were calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and were charged to expense monthly by the Company as an offset to revenue. The waived fees were deducted from investment advisory fee income and reduced the amount of advisory fees that the Hennessy Funds paid in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion to compete with other mutual funds with lower expense ratios. If the Company were to elect voluntarily to waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis. As of September 30, 2016, the Company has never voluntarily waived fees, and has no current intention to voluntarily waive fees.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments that are readily convertible into cash.

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

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of $0.0006 million per year were recognized in operations for fiscal years 2016 and 2015.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(d)	Management Contracts Purchased

The Company has purchased assets related to the management of open-end mutual funds from time to time throughout its history. Prior to September 30, 2014, the Company had completed several purchases of assets related to the management of 23 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2016 or 2015.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of September 30, 2016.

On September 23, 2016, the Company purchased the assets related to the management of the Westport Fund and the Westport Select Cap Fund, adding approximately $435 million in assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of May 2, 2016, between the Company and Westport Advisers, LLC. The purchase price of $11.3 million was funded with available cash and was based on the aggregate average assets under management for the Westport Fund and the Westport Select Cap Fund as measured at the close of business on the effective date of the Transaction Agreement and on each of the two trading days immediately preceding the date of the Transaction Agreement. The total capitalized costs related to the purchase were $11.4 million.

(e)	Fair Value of Financial Instruments

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2016 and 2015. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2016 and 2015, may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of purchased management contracts is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the Securities and Exchange Commission.

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

The Company files U.S. federal and state tax returns and has determined that its major tax jurisdictions are the United States, California, Massachusetts, Texas, New Hampshire, North Carolina, Illinois, Maryland, Michigan, Minnesota, and New York. The tax years ended in 2012 through 2015 remain open and subject to examination by the appropriate governmental agencies in the U.S.; the 2011 through 2015 tax years remain open in California; the 2013 through 2015 tax years remain open in Massachusetts, North Carolina, and New Hampshire; the 2014 and 2015 tax year remains open for Illinois, Maryland, Michigan, Minnesota, New York, and Texas. For any unfiled tax returns the statute of limitations will be open indefinitely.

The Company’s effective tax rate of 36.3% and 39.4% for the fiscal years ended September 30, 2016 and 2015, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes. The effective income tax rate was lower for the period ended September 30, 2016, due to changes in state apportionment factors.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

There were no common stock equivalents excluded from the earnings per share calculation for the fiscal years ended September 30, 2016 and 2015, because they were anti-dilutive.

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

Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were 88,200 and 182,500 RSUs granted during the fiscal years ended September 30, 2016 and 2015, respectively.

All compensation costs related to RSUs vested during the fiscal years ended September 30, 2016 and 2015, have been recognized in the financial statements.

The Company has available up to 2,553,990 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Plan.

RSU activity for the fiscal years ended September 30, 2016 and 2015, was as follows:

	Restricted Stock Unit Activity
	Years Ended September 30, 2016 and 2015
		Weighted Avg.
	Number of Restricted	Fair Value at
	Share Units	Each Date
Non-vested Balance at September 30, 2014	112,963	$12.53
Granted	182,500	$21.12
Vested (1)	(50,036)	$13.83
Forfeited	(600)	$9.01

Non-vested Balance at September 30, 2015	244,827	$18.67
Granted	88,200	$32.50
Vested (1)	(80,051)	$17.68
Forfeited	—	$—

Non-vested Balance at September 30, 2016	252,976	$24.28

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 60,252 and 27,222 shares of common stock issued for restricted stock units vested in the fiscal years ended September 30, 2016 and 2015, respectively.

Restricted Stock Unit Compensation
Fiscal Year Ended September 30, 2016
(In thousands)
Total expected compensation expense related to Restricted Stock Units	$10,608
Compensation Expense recognized as of September 30, 2016	(4,466)

Unrecognized compensation expense related to RSU’s at September 30, 2016	$6,142

As of September 30, 2016, there was $6.1 million of total RSU compensation expense related to non-vested awards not yet recognized that is expected to be recognized over a weighted-average vesting period of 2.9 years.

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

The management contracts must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (2) by the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds (the “disinterested trustees”). If the management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Additionally, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of September 30, 2016 and 2015:

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market fund deposits	$320	$—	$—	$320
Mutual fund investments	8	—	—	8

Total	$328	$—	$—	$328

Amounts included in:
Cash and cash equivalents	$320	$—	$—	$320
Investments in marketable securities	8	—	—	8

Total	$328	$—	$—	$328

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market fund deposits	$1,592	$—	$—	$1,592
Mutual fund investments	7	—	—	7

Total	$1,599	$—	$—	$1,599

Amounts included in:
Cash and cash equivalents	$1,592	$—	$—	$1,592
Investments in marketable securities	7	—	—	7

Total	$1,599	$—	$—	$1,599

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments at the fiscal years ended September 30, 2016 and 2015, was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(in thousands)
2016

Mutual fund investments	$4	$18	$(14)	$8

Total	4	18	(14)	8

2015
Mutual fund investments	4	16	(13)	7

Total	$4	$16	$(13)	$7

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(5)	Property and Equipment

Property and equipment were comprised of the following at the fiscal years ended September 30, 2016 and 2015:

	September 30,
	2016	2015
	(In thousands)

Equipment	$343	$318
Leasehold improvements	123	123
Furniture and fixtures	349	289
IT Infrastructure	61	61
Software	360	261

	1,236	1,052

Less: accumulated depreciation	(940)	(733)

	$296	$319

During the fiscal years ended September 30, 2016 and 2015, depreciation expense was $0.21 million and $0.18 million, respectively.

(6)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred. The management contract asset was $74.4 million as of September 30, 2016, compared to $62.7 million at the end of the prior comparable period. The costs are defined as an “intangible asset” per FASB standard “Intangibles – Goodwill and Other.” The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the assets related to management contracts.

(7)	Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association, as administrative agent (in such capacity, “Agent”) and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s outstanding bank loan with U.S. Bank National Association had a principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,000,000 shares of the Company’s common stock at $25 per share pursuant to its self-tender offer, the Company entered into the new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank National Association and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company entered into an amendment to its term loan agreement with the Agent and the lenders to allow it to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement.

The current term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest, at our option, at either:

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of September 30, 2016, the effective rate is 3.52322%, which is comprised of the LIBOR rate of 0.52322% as of September 1, 2016, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of June 30, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR based interest rate remains favorable to the prime rate based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019. The note maturity schedule is as follows:

Years ended September 30:
(In thousands)
2017	$4,375
2018	4,375
2019	21,875

Total	$30,625

The previous amended loan agreement included, and the current term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the fiscal years ended September 30, 2016 and 2015.

The Company did an evaluation of the debt modification and determined that the portion of the loan refinanced with the same creditor (the $20.0 million with U.S. Bank National Association) is not considered “substantially different” from the original loan with U.S. Bank National Association per the conditions set forth in ASC 470-50 — Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 48 months. Amortization expense during the fiscal year ended September 30, 2016 was $0.15 million compared to $0.09 million for the prior comparable period. Future amortization expense is as follows:

Years ended September 30:
(In thousands)
2017	$147
2018	147
2019	146

Total	$440

(8)	Income Taxes

As of both September 30, 2016 and 2015, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.5 million, of which $0.3 million would decrease the Company’s effective income tax rate if the tax benefits were recognized. A reconciliation of the activity related to the liability for gross unrecognized tax benefits during the fiscal year ended September 30, 2016, are as follows:

2016
(In thousands)
Beginning year balance	$493
Increase related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statutes of limitations	—

Ending year balance	$493

The Company’s net liability for accrued interest and penalties was $0.17 million as of September 30, 2016. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

The provision for income taxes was comprised of the following for the fiscal years ended September 30, 2016 and 2015:

	2016	2015
	(In thousands)
Current
Federal	$6,324	$5,017
State	511	1,089

	6,835	6,106

Deferred
Federal	1,539	1,444
State	(181)	(136)

	1,358	1,308

Total	$8,193	$7,414

The principal reasons for the differences from the federal statutory rate are as follows:

	2016	2015
Federal tax at statutory rate	35.0%	35.0%
True-up of prior year’s tax provision	-1.8	-2.1
State tax at statutory rate	2.6	3.9
Permanent and other differences	0.3	0.2
Uncertain tax position allowance	0.2	2.4

Effective Tax Rate	36.3%	39.4%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2016 and 2015, are presented below:

	2016	2015
	(In thousands)
Current deferred tax assets:
Accrued compensation	$61	$69
Stock Compensation	138	137
State taxes	408	476
Capital loss carryforward	10	11

Total deferred tax assets	617	693
Less: disallowed capital loss	(10)	(10)

Net deferred tax assets	607	683

Noncurrent deferred tax liabilities:
Property and equipment	(50)	(55)
Management contracts	(10,381)	(9,093)

Total deferred tax liabilities	(10,431)	(9,148)

Net deferred tax liabilities	$(9,824)	$(8,465)

The tax benefits in 2016 and 2015 for share based compensation awards that will result in future tax deductions are included in deferred tax assets. The Company accounts for Additional Paid in Capital (APIC) adjustments related to tax deductions in excess of book deductions for stock based compensation using the with-and-without method, recognizing a windfall benefit to APIC only after considering all other tax benefits presently available to it.

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for the fiscal years ended September 30, 2016 and 2015:

	September 30,
	2016	2015
Weighted average common stock outstanding	5,067,055	5,887,396
Common stock equivalents - stock options and RSU’s	78,255	73,293

	5,145,310	5,960,689

There were no common stock equivalents excluded from the per share calculations for the fiscal years ended September 30, 2016 and 2015, because they were anti-dilutive.

(10)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The current lease expires on March 31, 2017; however, a lease amendment was executed as of August 30, 2016. The amended lease expires June 30, 2021, with one five-year extension available thereafter. The minimum future rental commitment as of September 30, 2016, is $1.8 million for the remaining term of the current and amended leases. The straight-line rent expense is $31,787 per month for the remaining term of the current and amended leases.

The Company also has office space under a single non-cancelable operating lease at 101 Federal Street, Suite 1900, Boston, Massachusetts 02110. The initial term of our lease expired on November 30, 2015, but automatically renews for successive one-year periods unless either party terminates the lease by providing at least three months’ notice of termination to the other party prior to the next renewal date. The future rental commitment under this lease as of September 30, 2016, is $12,610 for the remaining term of the most recent automatic renewal, and $75,663 for the next automatic renewal. The straight-line rent expense is $6,305 per month for the remaining term of the most recent automatic renewal.

The Company also has office space under a single non-cancelable operating lease at 1340 Environ Way, #305, Chapel Hill, North Carolina 27517. The initial term of our lease expired on November 30, 2015, but automatically renews for successive three-month periods unless either party terminates the lease by providing at least two months’ notice of termination to the other party prior to the next renewal date. The future rental commitment under this lease as of September 30, 2016, is $3,421 for the remaining term of the most recent automatic renewal, and $5,131 for the next automatic renewal. The straight-line rent expense is $1,710 per month for the remaining term of the most recent automatic renewal.

The annual minimum future rental commitments under the foregoing leases as of September 30, 2016, are as follows:

Fiscal Year
(In thousands)
2017	$466
2018	394
2019	381
2020	381
2021	286

Total	$1,908

(11)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2016, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $3.5 million. In addition, total cash and cash equivalents include $0.2 million held in the First American Retail Prime Obligation Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(12)	New Accounting Standards

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements that simplifies the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to term loans should be presented as a direct deduction from the carrying amount of the associated debt liability. The new standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years(our fiscal year 2017). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (our fiscal year 2018). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The amendments under this pronouncement will change the way all leases with duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018(our fiscal year 2020). We are currently evaluating the impact this standard will have on our policies and procedures pertaining to our existing and future lease arrangements, disclosure requirements and on our financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The effective date for the new standard is for annual periods beginning after December 15, 2016, including interim periods within that reporting period (our fiscal year 2018). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force,” which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years (our fiscal year 2018). The adoption of this standard is not expected to have a material impact on our financial condition, results of operations or cash flows.

There have been no other significant changes in the Company’s critical accounting policies and estimates during the fiscal year ended September 30, 2016.

(13)	Subsequent Events

Management evaluated subsequent events through the date these financial statements were issued, and determined the following to be subsequent events:

On October 10, 2016, the Company entered into a Third Amended and Restated Employment Agreement (the “Employment Agreement”) with Neil J. Hennessy in connection with his service as the Chairman of the Board of Directors and Chief Executive Officer of the Company and as Chief Investment Officer and Portfolio Manager for the mutual funds managed by the Company. The Employment Agreement amends and restates the Employment Agreement dated as of May 2, 2001, between Hennessy Advisors and Mr. Hennessy, as amended from time to time.

The Employment Agreement, as so amended and restated, made the following changes:

•	Updated the Employment Agreement to reflect the approval of Mr. Hennessy’s bonus arrangements by the Company’s shareholders in 2014.

•	Added a requirement that Mr. Hennessy provide 30 days’ advance notice to the Company prior to resigning without “good reason” (as defined in the Employment Agreement).

•	Provided that, upon a termination of employment by the Company without “cause” (as defined in the Employment Agreement) or by Mr. Hennessy for “good reason,” he will receive a severance payment equal to the sum of (i) (A) one year’s full base salary and an average bonus multiplied by (B) two and (ii) a pro-rated quarterly bonus for the quarter in which Mr. Hennessy’s employment is terminated. He will also receive payment of any previously earned and deferred quarterly bonus following the end of the year in which his employment terminates.

•	To address the non-deductibility and excise taxes imposed by Internal Revenue Code Sections 280G and 4999 on “excess parachute payments,” added a “better of” provision pursuant to which, if the amounts payable under the agreement and any other agreement plan or arrangement would constitute an excess parachute payment and result in an excise tax being imposed on Mr. Hennessy under Internal Revenue Code Section 4999, Mr. Hennessy will receive either the full amount of such payments or a lesser amount such that no portion of the payments will be subject to the excise tax, whichever would result in a greater after-tax benefit to Mr. Hennessy.

•	Clarified that Mr. Hennessy’s rights to indemnification under the Employment Agreement are limited to litigation arising out of his employment under the Employment Agreement.

The Employment Agreement did not extend the existing term of Mr. Hennessy’s employment or increase his base salary or other benefits while employed.

On October 10, 2016, the Company also entered into Amended and Restated Bonus Agreements with Teresa M. Nilsen, its Executive Vice President, Chief Financial Officer, Chief Operating Officer, and Secretary, and Daniel B. Steadman, its Executive Vice President and Chief Compliance Officer. The sole change made in the amended and restated agreements was to modify the approach taken in the agreements to the non-deductibility and excise taxes imposed by Internal Revenue Code Sections 280G and 4999 on “excess parachute payments.” Prior to the amendment and restatement, the agreements included a provision under which benefits to be received by the executive in a change of control would be reduced to the extent necessary to avoid triggering such non-deductibility and excise taxes. The amendment and restatement replaced this provision with a “better of” provision pursuant to which, if the amounts payable under the agreement and any other agreement plan or arrangement would constitute an excess parachute payment and result in an excise tax being imposed on the executive under Internal Revenue Code Section 4999, the executive will receive either the full amount of such payments or a lesser amount such that no portion of the payments will be subject to the excise tax, whichever would result in a greater after-tax benefit to the executive. The Amended and Restated Bonus Agreements otherwise were unchanged and continue to provide for the previously disclosed payment of a one-time cash bonus to Ms. Nilsen and Mr. Steadman in the event of a “change of control,” as defined in the agreements.

On October 31, 2016, the Company announced an additional cash dividend of $0.10 per share to be paid on December 8, 2016, to shareholders of record as of November 15, 2016. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our Board of Directors may consider relevant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on internal control over financial reporting set forth in Item 8, “Financial Statements and Supplementary Data,” above is incorporated herein by reference.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting set forth in Item 8, “Financial Statements and Supplementary Data,” above is incorporated herein by reference.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2016 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers and directors, Section 16 compliance and the members of the Audit Committee and the Audit Committee financial expert can be found in our Proxy Statement for our 2017 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

CODE OF ETHICS

In February 2016, we implemented a revised code of ethics that applies to our principal executive officer, principal financial officer, executive vice presidents, directors and all employees. The code has been designed in accordance with the Sarbanes-Oxley Act of 2002 to promote honest and ethical conduct. The code also applies to Hennessy Funds Trust. The revised code is posted on our website at www.hennessyadvisors.com and all future amendments to and waivers from the code will be posted there.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of September 30, 2016, with respect to our equity compensation plans pursuant to which shares of our common stock may be issued. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining for issuance under compensation plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	277,825	$0.00	1,302,003

Equity compensation plans not approved by security holders	0	0	0

Total	277,825	$0.00	1,302,003

(1)	The maximum number of shares of common stock that may be issued under the Plan is 50% of our outstanding common stock, or 2,553,990 shares, as of the fiscal year ended September 30, 2016.
(2)	The number of securities to be issued includes 277,825 shares relating to RSUs to be issued according to the vesting schedule of 25% per year. The exercise price for RSUs is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by the Item regarding the Company’s related person transactions and director independence can be found in the Proxy Statement under the caption “Corporate Governance.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For a summary of the fees billed to the Company by Marcum LLP for professional services performed for 2016 and 2015, respectively, please see the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8, “Financial Statements and Supplementary Data,” above.

2.1	Transaction Agreement, dated May 2, 2016, between the registrant and Westport Advisers, LLC(13)*

3.1	Amended and Restated Articles of Incorporation (9)

3.2	Fourth Amended and Restated Bylaws (11)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (3)

10.4	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (5)

10.5	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (8)

10.6	Amendment to Investment Advisory Agreement, dated March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund)

10.7	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (3)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (5)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity sleeve)) (5)

10.10	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (5)

10.11	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (5)

10.12	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (8)

10.13	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (8)

10.14	First Amendment to Amended and Restated Servicing Agreement, dated March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (12)

10.15	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (4)

10.16	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (7)

10.17	Form of Restricted Stock Unit Award Agreement for Employees (1)(6)

10.18	Form of Restricted Stock Unit Award Agreement for Directors (1)(6)

10.19	Form of Stock Option Award Agreement for Employees (1)(6)

10.20	Form of Stock Option Award Agreement for Directors (1)(6)

10.21	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Teresa M. Nilsen (1)(15)

10.22	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(15)

10.23	Third Amended and Restated Employment Agreement, dated as of October 10, 2016, between the registrant and Neil J. Hennessy (1)(15)

10.24	Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 17, 2015 (10)*

10.25	First Amendment to Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 19, 2016 (14)*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2016, filed on December 1, 2016, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872) filed December 4, 2009.
(4)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(5)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872) filed January 17, 2013.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(7)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2014 (SEC File No. 000-49872) filed February 21, 2014.
(8)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423) filed August 6, 2014.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2015 (SEC File No. 001-36423) filed May 5, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2015.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed November 2, 2015.
(12)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423) filed November 30, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 3, 2016.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2016.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.
(Registrant)

By:	/s/ Neil J. Hennessy	Dated: December 1, 2016
Neil J. Hennessy
Chief Executive Officer and President
(As a duly authorized Officer on behalf of the Registrant and as Principal Executive Officer and Chairman of the Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Teresa M. Nilsen	Dated: December 1, 2016
Teresa M. Nilsen Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

By:	/s/ Daniel B. Steadman	Dated: December 1, 2016
Daniel B. Steadman Executive Vice President and Director

By:	/s/ Kathryn R. Fahy	Dated: December 1, 2016
Kathryn R. Fahy Director of Finance

By:	/s/ Henry Hansel	Dated: December 1, 2016
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Dated: December 1, 2016
Brian A. Hennessy Director

By:	/s/ Daniel G. Libarle	Dated: December 1, 2016
Daniel G. Libarle Director

By:	/s/ Rodger Offenbach	Dated: December 1, 2016
Rodger Offenbach Director

By:	/s/ Susan Pomilia	Dated: December 1, 2016
Susan Pomilia Director

By:	/s/ Thomas L. Seavey	Dated: December 1, 2016
Thomas L. Seavey Director

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Transaction Agreement, dated May 2, 2016, between the registrant and Westport Advisers, LLC (13)*

3.1	Amended and Restated Articles of Incorporation (9)

3.2	Fourth Amended and Restated Bylaws (11)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Large Value Fund) (3)

10.4	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund and the Hennessy Technology Fund) (5)

10.5	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (8)

10.6	Amendment to Investment Advisory Agreement, dated March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund)

10.7	Sub-Advisory Agreement, dated March 23, 2009, between the registrant and RBC Global Asset Management (U.S.) Inc. (for the Hennessy Large Value Fund) (3)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (5)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity sleeve)) (5)

10.10	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (5)

10.11	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Core Bond Fund) (5)

10.12	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (8)

10.13	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (8)

10.14	First Amendment to Amended and Restated Servicing Agreement, dated March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (12)

10.15	Hennessy Advisors, Inc. 2013 Omnibus Incentive Plan (4)

10.16	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (7)

10.17	Form of Restricted Stock Unit Award Agreement for Employees (1)(6)

10.18	Form of Restricted Stock Unit Award Agreement for Directors (1)(6)

10.19	Form of Stock Option Award Agreement for Employees (1)(6)

10.20	Form of Stock Option Award Agreement for Directors (1)(6)

10.21	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Teresa M. Nilsen (1)(15)

10.22	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(15)

10.23	Third Amended and Restated Employment Agreement, dated as of October 10, 2016, between the registrant and Neil J. Hennessy (1)(15)

10.24	Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 17, 2015 (10)*

10.25	First Amendment to Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 19, 2016 (14)*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Chief Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2016, filed on December 1, 2016, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

Notes:

*	The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872) filed December 4, 2009.
(4)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 000-49872) filed December 14, 2012.
(5)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872) filed January 17, 2013.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(7)	Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2015 (SEC File No. 000-49872) filed February 21, 2014.
(8)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423) filed August 6, 2014.
(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2015 (SEC File No. 001-36423) filed May 5, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2015.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed November 2, 2015.
(12)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423) filed November 30, 2015.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 3, 2016.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2016.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.