Form 10-Q
period 2016-12-31
HENNESSY ADVISORS INC
filed 2017-01-26
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

As of January 25, 2017, there were 5,125,803 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION1

Item 1: Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,105	$3,535
Investments in marketable securities, at fair value	8	8
Investment fee income receivable	4,543	4,230
Prepaid expenses	535	1,175
Deferred income tax asset	607	607
Other accounts receivable	511	580

Total current assets	10,309	10,135

Property and equipment, net of accumulated depreciation of $759 and $940, respectively	272	296
Management contracts	74,410	74,359
Deferred offering costs	13	13
Other assets, net of accumulated amortization of $365 and $328, respectively	539	577

Total assets	$85,543	$85,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,180	$6,578
Income taxes payable	—	383
Deferred rent	49	32
Current portion of long-term debt	4,375	4,375

Total current liabilities	7,604	11,368

Long-term debt, net of current portion	25,156	26,250
Deferred income tax liability	11,601	10,431

Total liabilities	44,361	48,049

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 5,000,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 15,000,000 shares authorized: 5,125,785 shares issued and outstanding at December 31, 2016 and 5,107,979 at September 30, 2016	13,905	13,279
Retained Earnings	27,277	24,052

Total stockholders’ equity	41,182	37,331

Total liabilities and stockholders’ equity	$85,543	$85,380

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenue
Investment advisory fees	$12,109	$11,823
Shareholder service fees	1,185	1,330

Total revenue	13,294	13,153

Operating expenses
Compensation and benefits	3,214	2,965
General and administrative	1,395	1,539
Mutual fund distribution	61	150
Sub-advisor fees	2,289	2,150
Amortization and depreciation	93	88

Total operating expenses	7,052	6,892

Operating income	6,242	6,261
Interest expense	266	361

Income before income tax expense	5,976	5,900
Income tax expense	2,136	2,250

Net income	$3,840	$3,650

Earnings per share:
Basic	$0.75	$0.72

Diluted	$0.74	$0.71

Weighted average shares outstanding:
Basic	5,123,784	5,063,344

Diluted	5,170,702	5,121,437

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2016

(In thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at September 30, 2016	5,107,979	$13,279	$24,052	$37,331
Net income	—	—	3,840	3,840
Dividends paid	—	—	(506)	(506)
Employee and director restricted stock vested	22,500	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(4,963)	(66)	(102)	(168)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	58	2	—	2
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	211	7	(7)	—
Deferred restricted stock unit compensation	—	528	—	528
Tax effect of restricted stock unit vesting	—	155	—	155

Balance at December 31, 2016	5,125,785	$13,905	$27,277	$41,182

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,840	$3,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	88
Deferred income taxes	1,170	1,413
Tax effect from restricted stock units	155	—
Restricted stock units repurchased for employee tax withholding	(168)	(98)
Deferred restricted stock unit compensation	528	350
Deferred rent	17	(15)
(Increase) decrease in operating assets:
Investment fee income receivable	(313)	(372)
Prepaid expenses	640	452
Other accounts receivable	69	(100)
Other assets	1	—
Increase (decrease) in operating liabilities:
Accrued liabilities and accounts payable	(3,398)	(1,478)
Income taxes payable	(383)	(1,097)

Net cash provided by operating activities	2,251	2,793

Cash flows used in investing activities:
Purchases of property and equipment	(32)	(86)
Deferred offering costs	—	(1)
Payments related to management contracts	(51)	(238)

Net cash used in investing activities	(83)	(325)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(1,094)	(1,094)
Loan fee payments on bank loan	—	(15)
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and Stock Repurchase plan	2	1
Dividend payments	(506)	(300)

Net cash used in financing activities	(1,598)	(1,408)

Net increase in cash and cash equivalents	570	1,060
Cash and cash equivalents at the beginning of the period	3,535	3,086

Cash and cash equivalents at the end of the period	$4,105	$4,146

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$684	$1,598

Interest	$270	$284

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of December 31, 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at December 31, 2016, the Company’s operating results for the three months ended December 31, 2016 and 2015, and the Company’s cash flows for the three months ended December 31, 2016 and 2015. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub—advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond coverage, D&O/E&O insurance coverage, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•	overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales and marketing, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent twelve-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as management executives, legal personnel, marketing personnel, national accounts and distribution personnel, sales personnel, administrative personnel, and trading oversight personnel;

•	providing a quarterly certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

(2) Management Contracts Purchased

Throughout its history, the Company has completed eight purchases of assets related to the management of 25 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of December 31, 2016 or 2015.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of December 31, 2016.

The Company completed its most recent asset purchase on September 23, 2016, when it purchased the assets related to the management of the Westport Fund and the Westport Select Cap Fund. This asset purchase added approximately $435 million to the Company’s assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of May 2, 2016, between the Company and Westport Advisers, LLC. The purchase price of $11.3 million was funded with available cash and was based on the aggregate average assets under management for the Westport Fund and the Westport Select Cap Fund as measured at the close of business on the effective date of the Transaction Agreement and on each of the two trading days immediately preceding the date of the Transaction Agreement. The total capitalized costs related to the purchase were $11.4 million.

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

(4) Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association, as administrative agent (in such capacity, “Agent”) and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank National Association on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s bank loan had an outstanding principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,000,000 shares of the Company’s common stock at $25 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank National Association and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company entered into an amendment to its term loan agreement with the Agent and the lenders to allow it to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement.

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of December 31, 2016, the effective rate is 3.616720%, which is comprised of the LIBOR rate of 0.616720% as of December 1, 2016, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of September 30, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the current term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2016 and 2015.

The Company did an evaluation of the debt modification and determined that the portion of the loan refinanced with the same creditor (the $20.0 million with U.S. Bank National Association) is not considered “substantially different” from the original loan with U.S. Bank National Association per the conditions set forth in Accounting Standards Codification 470-50 — Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs are included in other assets and the balance is being amortized on a straight-line basis over 48 months. Amortization expense during the three-month periods ended December 31, 2016 and 2015, was $0.04 million for each period. The unamortized balance of the loan fees was $0.4 million as of December 31, 2016.

(5) Income Taxes

The Company’s effective income tax rates for the three months ended December 31, 2016 and 2015, were 35.7% and 38.1%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective income tax rate was lower for the period ended December 31, 2016, due to changes in state apportionment factors.

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our U.S. federal tax returns for 2013 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal 2013. For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

(6) Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three months ended December 31, 2016.

A quarterly cash dividend of $0.10 per share was paid on December 8, 2016, to shareholders of record as of November 15, 2016.

(7) Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Plan during the three months ended December 31, 2016 or 2015. RSU activity for the three months ended December 31, 2016, was as follows:

	Restricted Stock Unit Activity Three Months Ended December 31, 2016
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2016	252,976	$24.28
Granted	—	—
Vested (1)	(25,388)	20.82
Forfeited	—	—

Non-vested Balance at December 31, 2016	227,588	$24.66

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 17,537 net shares of common stock issued for restricted stock units vested in the three months ended December 31, 2016.

Restricted Stock Unit Compensation
Three Months Ended December 31, 2016
(In thousands)
Total expected compensation expense related to Restricted Stock Units	$10,608
Compensation expense recognized through December 31, 2016	(4,995)

Unrecognized compensation expense related to RSUs at December 31, 2016	$5,613

As of December 31, 2016, there was $5.6 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

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

As of December 31, 2016, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

(9) Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – Unadjusted, quoted prices in active markets for identical assets or liabilities that an entity has the ability to access at the measurement date.

•	Level 2 – Other significant observable inputs (including, but not limited to, quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets).

•	Level 3 – Significant unobservable inputs (including the entity’s own assumptions about what market participants would use to price the asset or liability based on the best available information) when observable inputs are not available.

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of December 31, 2016:

	Fair Value Measurements at Reporting Date
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$321	$—	$—	$321
Mutual fund investments	8	—	—	8

Total	$329	$—	$—	$329

Amounts included in:
Cash and cash equivalents	$321	$—	$—	$321
Investments in marketable securities	8	—	—	8

Total	$329	$—	$—	$329

(10) New Accounting Standards

In January 2017, the FASB issued an Accounting Standards Update No. 2017 01 to “Business Combinations (Topic 805): Clarifying the Definition of a Business.” Based on feedback that the definition of business is being applied too broadly, the update adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The effective date for the new standard is for annual periods beginning after December 15, 2017 (the Company’s first quarter of fiscal year 2019). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(11) Subsequent Events

On December 16, 2016, Hennessy Funds Trust, on behalf of the Hennessy Technology Fund, made a preliminary filing with the Securities and Exchange Commission to change the investment strategy of the fund from an actively-managed strategy to a quantitatively-managed strategy effective as of March 1, 2017. In connection with the strategy change, the fund’s portfolio managers will change, the investment advisory fee will be reduced from 0.90% to 0.74% of the fund’s average daily net assets, and a one-year expense limitation agreement will be implemented to ensure that the net expenses of the Investor Class shares and Institutional Class shares of the fund do not exceed 0.98% of the average daily net assets of such share classes (excluding certain expenses such as acquired fund fees and expenses, 12b-1 fees and shareholder servicing fees payable to the Company). The net assets of the fund represent less than 0.10% of the Company’s assets under management.

On December 30, 2016, Hennessy Funds Trust, on behalf of the Hennessy Core Bond Fund, filed a prospectus supplement with the Securities and Exchange Commission announcing that the fund would be liquidating on or about February 17, 2017. The net assets of the fund represent less than 0.10% of the Company’s assets under management.

On January 10, 2017, Hennessy Funds Trust, on behalf of the Hennessy Value Fund and the Hennessy Large Value Fund, made a preliminary filing with the Securities and Exchange Commission to reorganize the assets and liabilities of the Hennessy Large Value Fund into the Hennessy Value Fund effective on or about February 28, 2017.

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

Forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Securities and Exchange Commission. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while domestic economic conditions are relatively stable, further increases in short-term interest rates, policy changes from the new administration in Washington D.C. and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high quality customer service to investors.

Our business strategy centers on (i) the identification, completion and integration of future acquisitions and (ii) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Overview

Our primary operating activity is providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. With respect to each sub-advised fund, a sub-advisor acts as portfolio manager for the fund, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to the applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds.

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

U.S. equity markets posted strong gains in the three-month period ended December 31, 2016. U.S. equity markets reacted positively to the election of a Republican to the White House and Republican majorities in both houses of Congress, appearing to believe that campaign promises of higher government infrastructure spending and tax reform would stimulate investment spending and produce faster economic growth. Indications of more robust domestic economic activity in the three-month period also encouraged investors. The Federal Reserve, feeling confident about the strength of the economy and mindful of the steady acceleration in wage increases seen over the last year, raised short-term interest rates by a quarter point in December.

U.S. bond yields jumped to over 2.2% in the aftermath of the U.S. election in response to the perceived increased risks of faster economic growth and higher inflation. Indicators showing average hourly wage growth reaching almost 3% year-on-year in December also contributed to the rise in bond yields.

The Japanese equity market rose over 10% in local currency terms over the three-month period ended December 31, 2016. The election of a Republican administration in the U.S. raised expectations of faster U.S. growth and higher interest rates. The U.S. Dollar responded to these raised expectations by rallying strongly against most currencies, including the Japanese yen, whose weakness drove export-oriented Japanese equities higher. Signs of a recovery in industrial production and a stabilization in the inflation rate also helped improve investor sentiment over the period.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate net inflows into the Hennessy Funds. During the first quarter of fiscal year 2017, we maintained strong and consistent marketing and sales efforts. We regularly target over 120,000 financial advisors through our marketing and sales program, and currently serve approximately 18,600 advisors who utilize the Hennessy Funds for their clients. Approximately one in five of those advisors owns two or more of the Hennessy Funds. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our nearly 350,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two days.

As of December 31, 2016, fifteen of the sixteen Hennessy Funds posted positive performance over the 1-year and 3-year periods and all sixteen Hennessy Funds achieved positive annualized returns for the 5-year, 10-year and since inception periods. Total assets under management as of December 31, 2016, were $6.6 billion, an increase of 4.2%, or $269 million, from $6.3 billion as of December 31, 2015 (the end of the prior comparable period). The increase in total assets is attributable to market appreciation of $618 million and the purchase of assets related to the management of The Westport Funds of $435 million, and was offset by net outflows from the Hennessy Funds of $784 million.

The following table illustrates the changes in total assets under management from December 31, 2015, through December 31, 2016:

	Total Assets Under Management
	At Each Quarter End, December 31, 2015, through December 31, 2016
	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
	(In thousands)
Beginning assets under management	$5,987,985	$6,324,044	$6,424,453	$6,342,902	$6,698,519
Acquisition inflows	—	—	—	434,530	—
Organic inflows	740,217	574,821	557,343	296,459	327,308
Redemptions	(551,395)	(644,800)	(654,042)	(593,539)	(647,952)
Market appreciation (depreciation)	147,237	170,388	15,148	218,167	214,714

Ending assets under management	$6,324,044	$6,424,453	$6,342,902	$6,698,519	$6,592,589

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2016, this asset had a net balance of $74.4 million, compared to $62.9 million as of December 31, 2015. The current period increase is mainly due to payments relating to the purchase of assets related to the management of The Westport Funds, and also to a much lesser extent, the result of costs relating to the proxy vote to seek shareholder approval for a 12b-1 plan for the Hennessy Funds that did not previously have a 12b-1 plan.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,000,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of December 31, 2016, this liability had a balance of $29.5 million.

Results of Operations

Three Months Ended December 31, 2016, Compared to Three Months Ended December 31, 2015

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016		2015
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$12,109	91.1%	$11,823	89.9%
Shareholder service fees	1,185	8.9	1,330	10.1

Total revenue	13,294	100.0	13,153	100.0

Operating expenses:
Compensation and benefits	3,214	24.2	2,965	22.5
General and administrative	1,395	10.5	1,539	11.7
Mutual fund distribution	61	0.5	150	1.1
Sub-advisor fees	2,289	17.2	2,150	16.3
Amortization and depreciation	93	0.6	88	0.8

Total operating expenses	7,052	53.0	6,892	52.4

Operating income	6,242	47.0	6,261	47.6
Interest expense	266	2.0	361	2.7

Income before income tax expense	5,976	45.0	5,900	44.9
Income tax expense	2,136	16.1	2,250	17.1

Net income	$3,840	28.9%	$3,650	27.8%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 1.1% from the prior comparable period to $13.3 million in the three months ended December 31, 2016. Investment advisory fees increased 2.4% from the prior comparable period to $12.1 million in the three months ended December 31, 2016. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds with a slight offset due to a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2016, increased by $115 million, or 1.8%, to $6.54 billion, versus the prior comparable period. Shareholder service fees decreased 10.9% from the prior comparable period to $1.2 million in the three months ended December 31, 2016. The decrease in shareholder service fees is due to a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2016, was the Hennessy Focus Fund, with $2.44 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2016, was the Hennessy Gas Utility Fund, with $1.43 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of December 31, 2016, were $6.6 billion, a decrease of 1.6% or $106 million, compared with $6.7 billion as of September 30, 2016. The decrease in total assets under management over the three months ended December 31, 2016, was due to aggregate net outflows from the Hennessy Funds of $321 million, partly offset by aggregate market appreciation of $215 million. The Hennessy Funds with the three largest amounts of net inflows for the three months ended December 31, 2016, were as follows:

•	Hennessy Small Cap Financial Fund: $41 million

•	Hennessy Japan Fund: $9 million

•	Hennessy Total Return Fund: $3 million

The Hennessy Funds with the three largest amounts of net outflows for the three months ended December 31, 2016, were as follows:

•	Hennessy Mid Cap 30 Fund: -$210 million

•	Hennessy Gas Utility Fund: -$57 million

•	Hennessy Equity & Income Fund: -$50 million

Redemptions as a percentage of assets under management increased from an average of 2.9% per month during the three months ended December 31, 2015, to 3.3% per month during the three months ended December 31, 2016.

Operating and Other Expenses

Total operating expenses increased 2.3% to $7.1 million in the three months ended December 31, 2016, from $6.9 million in the prior comparable period. The increase is due primarily to increases in compensation and benefits expense and sub-advisor fee expense, but was partially offset by decreases in both mutual fund distribution expense and general and administrative expense. As a percentage of total revenue, total operating expenses increased 0.6 percentage points to 53.0% in the three months ended December 31, 2016, as compared to 52.4% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 8.4% to $3.2 million in the three months ended December 31, 2016, from $3.0 million in the prior comparable period. The increase is primarily due to increased employment necessary to support general operations and to fulfill increasing regulatory mandates and guidance. As a percentage of total revenue, compensation and benefits expense increased 1.7 percentage points to 24.2% for the three months ended December 31, 2016, compared to 22.5% in the prior comparable period.

General and Administrative Expense: General and administrative expense decreased 9.4% to $1.4 million in the three months ended December 31, 2016, from $1.5 million in the prior comparable period. The decrease resulted from decreased sales and distribution-related costs in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense decreased 1.2 percentage points to 10.5% in the three months ended December 31, 2016, compared to 11.7% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 59.3% to $0.1 million in the three months ended December 31, 2016, from $0.2 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 0.6 percentage points to 0.5% for the three months ended December 31, 2016, compared to 1.1% in the prior comparable period ended December 31, 2015.

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
Hennessy Japan Small Cap Fund

These distribution plans charge their respective funds an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. Each distribution plan therefore allows its fund to use its distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, as of the dates listed above, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the respective Hennessy Funds pursuant to their distribution plans.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 6.5% to $2.3 million in the three months ended December 31, 2016, from $2.2 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 0.9 percentage points to 17.2% for the three months ended December 31, 2016, compared to 16.3% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 5.7% to $0.093 million in the three months ended December 31, 2016, from $0.088 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended December 31, 2016, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.2 percentage points to 0.6% for the three months ended December 31, 2016, compared to 0.8% in the prior comparable period.

Interest Expense: Interest expense decreased 26.3% to $0.27 million in the three months ended December 31, 2016, from $0.36 million in the prior comparable period. The decrease is due primarily to a decrease to the Company’s principal loan balance compared to the prior comparable period. As a percentage of total revenue, interest expense decreased 0.7 percentage points to 2.0% for the three months ended December 31, 2016, compared to 2.7% in the prior comparable period ended December 31, 2015.

Income Tax Expense: The provision for income tax expense decreased 5.1% to $2.1 million in the three months ended December 31, 2016, from $2.3 million in the prior comparable period. This decrease is due to changes in state apportionment factors and was partially offset by increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense decreased 1.0 percentage point to 16.1% for the three months ended December 31, 2016, compared to 17.1% in the prior comparable period.

Net Income

Net income increased by 5.2% to $3.8 million in the three months ended December 31, 2016, from $3.7 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 1.1 percentage points to 28.9% for the three months ended December 31, 2016, compared to 27.8% in the prior comparable period.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have sufficient funding available to support our growth strategies. Management anticipates that cash and other liquid assets on hand as of December 31, 2016, will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of December 31, 2016, were $6.6 billion, which was an increase of $269 million, or 4.2%, from December 31, 2015. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $74.7 million as of December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of $4.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2016 and 2015:

	For the Three Months
	Ended December 31,
	2016	2015
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$2,251	$2,793
Investing cash outflows	(83)	(325)
Financing cash outflows	(1,598)	(1,408)

Net increase in cash and cash equivalents	$570	$1,060

The decrease in cash provided by operating activities of $0.5 million is mainly due to timing of the payout of accrued expenses in the current period versus the prior comparable period.

The decrease in cash used in investing activities of $0.2 million is mainly related to costs in the prior comparable period associated with the special proxy vote for the approval of a Distribution (Rule 12b-1) Plan for the Hennessy Funds that did not previously have a 12b-1 plan.

The increase in cash used in financing activities of $0.2 million is due to an increase in the dividend payments in the current period versus the prior comparable period.

The Company has an outstanding bank loan with U.S. Bank National Association, as administrative agent (in such capacity, “Agent”) and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank National Association on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s bank loan had an outstanding principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,000,000 shares of the Company’s common stock at $25 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank National Association and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company entered into an amendment to its term loan agreement with the Agent and the lenders to allow it to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement.

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of December 31, 2016, the effective rate is 3.616720%, which is comprised of the LIBOR rate of 0.616720% as of December 1, 2016, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of September 30, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the current term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2016 and 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. There were no material changes to the Company’s market risk during the three months ended December 31, 2016.

Item 4. Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares from employees to pay for restricted stock units (“RSUs”) vested during the three-month period ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
October 1-31, 2016 (1)	4,963	$33.89	0	908,807
November 1-30, 2016	0	$0.00	0	908,807
December 1-31, 2016	0	$0.00	0	908,807

Total (2)	4,963	$33.89	0	908,807

(1)	The shares repurchased in October 2016 were repurchased according to the applicable employee’s instructions to pay for the vesting of RSUs granted on October 1, 2013, and October 15, 2014, and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $33.89 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,000,000 shares. The program has no expiration date.

Item 6. Exhibits

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2016, filed on January 26, 2017, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: January 26, 2017	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2016, filed on January 26, 2017, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.