Form 10-Q
period 2017-03-31
HENNESSY ADVISORS INC
filed 2017-05-01
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

(415) 899-1555

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2017, there were 7,690,285 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,099	$3,535
Investments in marketable securities, at fair value	8	8
Investment fee income receivable	4,560	4,230
Prepaid expenses	555	1,175
Deferred income tax asset	607	607
Other accounts receivable	536	580

Total current assets	14,365	10,135

Property and equipment, net of accumulated depreciation of $813 and $940, respectively	253	296
Management contracts	74,478	74,359
Deferred offering costs	13	13
Other assets	134	137

Total assets	$89,243	$84,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$4,559	$6,578
Income taxes payable	—	383
Deferred rent	115	32
Current portion of long-term debt, net of discount	4,228	4,228

Total current liabilities	8,902	11,221

Long-term debt, net of discount and current portion	23,843	25,957
Deferred income tax liability	11,727	10,431

Total liabilities	44,472	47,609

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, 7,500,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 22,500,000 shares authorized: 7,690,275 shares issued and outstanding at March 31, 2017 and 7,661,968 at September 30, 2016	14,286	13,279
Retained earnings	30,485	24,052

Total stockholders’ equity	44,771	37,331

Total liabilities and stockholders’ equity	$89,243	$84,940

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Investment advisory fees	$12,063	$10,991	$24,172	$22,814
Shareholder service fees	1,173	1,201	2,358	2,531

Total revenue	13,236	12,192	26,530	25,345

Operating expenses:
Compensation and benefits	3,275	2,891	6,489	5,856
General and administrative	1,395	1,405	2,790	2,944
Mutual fund distribution	72	301	133	451
Sub-advisor fees	2,292	2,054	4,581	4,204
Amortization and depreciation	91	89	184	177

Total operating expenses	7,125	6,740	14,177	13,632

Net operating income	6,111	5,452	12,353	11,713

Interest expense	278	309	544	670
Other income	—	(1)	—	(1)

Income before income tax expense	5,833	5,144	11,809	11,044

Income tax expense	2,205	1,861	4,185	4,111

Net income	$3,628	$3,283	$7,624	$6,933

Earnings per share:
Basic	$0.47	$0.43	$0.99	$0.91

Diluted	$0.47	$0.43	$0.98	$0.90

Weighted average shares outstanding:
Basic	7,688,994	7,598,415	7,687,374	7,596,707

Diluted	7,773,622	7,693,611	7,784,353	7,687,742

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2017

(In thousands, except share data)

(Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2016	7,661,968	$13,279	$24,052	$37,331

Net income	—	—	7,624	7,624

Dividends paid	—	—	(1,074)	(1,074)

Employee and director restricted stock vested	34,875	—	—	—

Repurchase of vested employee restricted stock for tax withholding	(7,445)	(66)	(102)	(168)

Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	125	2	—	2

Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	808	15	(15)	—

Stock-based compensation	—	1,057	—	1,057

Adjustment for fractional shares paid in cash	(56)	(1)	—	(1)

Balance at March 31, 2017	7,690,275	$14,286	$30,485	$44,771

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,624	$6,933
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	184	177
Deferred income taxes	1,296	1,529
Tax effect from restricted stock units	—	95
Restricted stock units repurchased for employee tax withholding	(168)	(98)
Stock-based compensation	1,057	700
Deferred rent	83	(29)
Amortization of loan fee payments	(73)	(73)

Change in operating assets and liabilities
Investment fee income receivable	(330)	(262)
Prepaid expenses	620	242
Other accounts receivable	44	11
Other assets	3	73
Accrued liabilities and accounts payable	(2,019)	(523)
Income taxes payable	(383)	(1,097)

Net cash provided by operating activities	7,938	7,678

Cash flows used in investing activities:
Purchases of property and equipment	(68)	(100)
Deferred offering costs	—	(1)
Payments related to management contracts	(119)	(270)

Net cash used in investing activities	(187)	(371)

Cash flows provided by (used in) financing activities:
Principal payments on bank loan	(2,114)	(2,187)
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and Stock Repurchase Plan	2	14
Dividend payments	(1,074)	(709)
Payment of loan fees	—	(15)
Cash paid for fractional shares	(1)	—

Net cash used in financing activities	(3,187)	(2,897)

Net increase in cash and cash equivalents	4,564	4,410

Cash and cash equivalents at the beginning of the period	3,535	3,086

Cash and cash equivalents at the end of the period	$8,099	$7,496

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,994	$3,428

Interest	$271	$626

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of March 31, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position at March 31, 2017, the Company’s operating results for the three and six months ended March 31, 2017 and 2016, and the Company’s cash flows for the six months ended March 31, 2017 and 2016. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The Company’s operating activities consist primarily of providing investment advisory services to 14 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Gas Utility Fund, the Hennessy Small Cap Financial Fund, the Hennessy Large Cap Financial Fund, the Hennessy Technology Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. The Company also provides shareholder services to the entire family of the Hennessy Funds.

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining a toll-free number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

Effective February 28, 2017, the Company waives fees with respect to the Hennessy Technology Fund to comply with a contractual expense ratio limitation. The fee waiver is calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and is charged to expense monthly by the Company as an offset to revenue. The waived fee is deducted from investment advisory fee income and reduces the aggregate amount of advisory fees received by the Company in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. If the Company elects to voluntarily waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2) Management Contracts Purchased

Throughout its history, the Company has completed eight purchases of assets related to the management of 25 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of March 31, 2017 or 2016.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of March 31, 2017.

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

(3) Investment Advisory Agreements

The Company has management contracts with Hennessy Funds Trust, under which it provides investment advisory services to all classes of the 14 Hennessy Funds.

The management contracts must be renewed annually (except in limited circumstances) by (1) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (2) by the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If the management contracts are not renewed annually as described above, they will terminate automatically. In addition, there are two other circumstances in which the management contracts would terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Additionally, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the management contracts, the Company receives investment advisory fees monthly based on a percentage of the respective fund’s average daily net assets.

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually in the same manner and are subject to the same termination provisions as the management contracts.

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of March 31, 2017, the effective rate is 3.784%, which is comprised of the LIBOR rate of 0.784% as of March 1, 2017, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal of $17.9 million plus interest is due September 17, 2019.

The previous amended loan agreement included, and the current term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2017 and 2016.

The Company did an evaluation of the debt modification and determined that the portion of the loan refinanced with the same creditor (the $20.0 million with U.S. Bank National Association) is not considered “substantially different” from the original loan with U.S. Bank National Association per the conditions set forth in Accounting Standards Codification 470-50 – Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 48 months. Amortization expense during the six-month periods ended March 31, 2017 and 2016, was $0.07 million for each period. The unamortized balance of the loan fees was $0.3 million as of March 31, 2017. The following is a reconciliation of the reclassification (in thousands):

	Gross Debt at September 30, 2016	Debt Issuance Cost	Net Debt at September 30, 2016

Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	26,250	(293)	25,957

Total Debt	$30,625	$(440)	$30,185

	Gross Debt at March 31, 2017	Debt Issuance Cost	Net Debt at March 31, 2017

Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	24,063	(220)	23,843

Total Debt	$28,438	$(367)	$28,071

(5) Income Taxes

The Company’s effective income tax rates for the six months ended March 31, 2017 and 2016, were 35.4% and 37.2%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective income tax rate was lower for the period ended March 31, 2017, due to the early adoption of ASU 2016-09 (see further discussion in Footnote 10).

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our U.S. federal tax returns for 2013 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal 2012. For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

(6) Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and six months ended March 31, 2017.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, restricted stock units, and per share data have been adjusted to reflect this stock split.

The Company paid quarterly cash dividends of $0.067 per share on December 8, 2016, to shareholders of record as of November 15, 2016, and $0.075 per share on March 6, 2017, to shareholders of record as of February 10, 2017.

(7) Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Plan during the six months ended March 31, 2017 or 2016. RSU activity for the six months ended March 31, 2017, was as follows:

	Restricted Stock Unit Activity Six Months Ended March 31, 2017
	Number of Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2016	379,464	$16.19

Granted	—	—

Vested (1)	(76,162)	13.88

Forfeited	—	—

Non-vested Balance at March 31, 2017	303,302	$16.76

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 27,430 net shares of common stock issued for restricted stock units vested in the six months ended March 31, 2017.

Restricted Stock Unit Compensation Six Months Ended March 31, 2017

(In thousands)
Total expected compensation expense related to Restricted Stock Units	$10,608

Compensation expense recognized through March 31, 2017	(5,523)

Unrecognized compensation expense related to RSUs at March 31, 2017	$5,085

As of March 31, 2017, there was $5.1 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.6 years.

(8) Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Blvd., Suite 200, in Novato, California. The lease expires on June 30, 2021, with one five-year extension available thereafter.

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

As of March 31, 2017, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of March 31, 2017, and September 30, 2016:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market fund deposits	$5,321	$—	$—	$5,321
Mutual fund investments	8	—	—	8

Total	$5,329	$—	$—	$5,329

Amounts included in:
Cash and cash equivalents	$5,321	$—	$—	$5,321
Investments in marketable securities	8	—	—	8

Total	$5,329	$—	$—	$5,329

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market fund deposits	$320	$—	$—	$320
Mutual fund investments	8	—	—	8

Total	$328	$—	$—	$328

Amounts included in:
Cash and cash equivalents	$320	$—	$—	$320
Investments in marketable securities	8	—	—	8

Total	$328	$—	$—	$328

There were no transfers between levels during the six months ended March 31, 2017, or the year ended September 30, 2016.

(10) New Accounting Standards

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. The effective date for the new standard is for annual periods beginning after December 15, 2015. We adopted ASU 2015-03 on January 1, 2017, for debt issuance costs on our term loan, on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in other current and long term assets to short and long term notes payable as of September 30, 2016, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.” The new standard contains several amendments that will simplify the recognition for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification within the statement of cash flows for certain components of share-based awards. Early adoption is permitted for any interim or annual period. The changes in the new standard eliminate the recognition of excess tax benefits or tax deficiencies from the statement of stockholders’ equity. Under the new guidance, all excess tax benefits and tax deficiencies resulting from stock-based compensation awards vesting and exercises are recognized prospectively within income tax expense, and excess tax benefits are recognized regardless of whether they reduce current taxes payable. This will increase the volatility of our effective tax rate.

We have elected to early adopt ASU 2016-09 for the three months ended March 31, 2017, using a modified retrospective approach, effective as if adopted the first day of the fiscal year, October 1, 2016. As a result of early adoption of ASU 2016-09, income tax benefits of approximately $0.004 million and $0.2 million were recognized as discrete events in the quarterly periods ended March 31, 2017, and December 31, 2016, respectively. We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. As such, this has no cumulative effect on retained earnings for the prior year. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” Based on feedback that the definition of business is being applied too broadly, the update adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The effective date for the new standard is for annual periods beginning after December 15, 2017 (the Company’s first quarter of fiscal year 2019). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(11) Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material subsequent events occurred during this period that would require recognition or disclosure.

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

Overview

Our primary operating activity is providing investment advisory services to 14 open-end mutual funds branded as the Hennessy Funds. With respect to four of the funds, sub-advisors act as portfolio managers for the funds, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to the applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds.

We have recently completed several changes to the Hennessy Funds product lineup. For the Hennessy Technology Fund, there was a change in investment strategy, a change in portfolio management, a decrease in the management fee from 0.90% to 0.74%, and the adoption of an expense limitation agreement. Additionally, we added Institutional Class shares to the Hennessy Gas Utility Fund, liquidated the Hennessy Core Bond Fund, and reorganized the Hennessy Large Value Fund into the Hennessy Cornerstone Value Fund.

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

The majority of the Hennessy Funds are solely invested in the U.S. equity markets, while two funds are solely invested in the Japanese equity markets and one fund has exposure to the fixed income markets.

U.S. equity markets posted strong gains for the six-month period ended March 31, 2017. Investors reacted positively to the election of President Trump, a Republican, to the White House, and to Republican majorities in both houses of Congress. Stock prices generally increased as the potential for higher government infrastructure spending, reduced regulatory restrictions, and tax reform could stimulate investment spending and economic growth. Additionally, investors seemed encouraged by certain indicators that showed robust domestic economic activity. The Federal Reserve, seeming confident about the strength of the economy and mindful of the steady acceleration in wage increases over the last year, raised the current federal funds rate by a quarter point in December.

The Japanese equity market rose significantly in local currency terms over the six-month period ended March 31, 2017. With the U.S. dollar rallying strongly against most currencies, including the Japanese yen, export-oriented Japanese equities moved higher. Signs of a recovery in industrial production and a stabilization in the inflation rate in Japan also helped improve investor sentiment over the period.

U.S. government bond yields increased precipitously after the U.S. elections in anticipation of faster economic growth and higher inflation. Economic indicators showing that personal income grew 3.5% in 2016 also contributed to the rise in bond yields.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate net inflows into the Hennessy Funds through our marketing and sales efforts. We regularly target over 120,000 financial advisors through our marketing and sales program, and currently serve over 18,000 advisors who utilize the Hennessy Funds for their clients. More than one in five of those advisors owns two or more of the Hennessy Funds. We continue to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our nearly 350,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two days.

As of March 31, 2017, all 14 of the Hennessy Funds posted positive performance over the 1-year, 3-year, 5-year, 10-year and since inception periods. Total assets under management as of March 31, 2017, were $6.6 billion, an increase of 3.3%, or $211 million, from $6.4 billion as of March 31, 2016 (the end of the prior comparable period). The increase in total assets is attributable to market appreciation of $669 million and the purchase of assets related to the management of The Westport Funds of $435 million, and was offset by net outflows from the Hennessy Funds of $893 million.

The following table illustrates the changes in total assets under management from March 31, 2016, through March 31, 2017:

	Total Assets Under Management
	At Each Quarter End, March 31, 2016 through March 31, 2017
	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017
	(In thousands)
Beginning assets under management	$6,324,044	$6,424,453	$6,342,902	$6,698,519	$6,592,589

Acquisition inflows	—	—	434,530	—	—

Organic inflows	574,821	557,343	296,459	327,308	376,440

Redemptions	(644,800)	(654,042)	(593,539)	(647,952)	(554,606)

Market appreciation (depreciation)	170,388	15,148	218,167	214,714	221,379

Ending assets under management	$6,424,453	$6,342,902	$6,698,519	$6,592,589	$6,635,802

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2017, this asset had a net balance of $74.5 million, compared to $63.0 million as of March 31, 2016. The current period increase is mainly due to payments relating to the purchase of assets related to the management of The Westport Funds, and also to a much lesser extent, the result of costs relating to the reorganization of the Hennessy Large Value Fund into the Hennessy Cornerstone Value Fund.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,000,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of March 31, 2017, this liability had a gross balance of $28.4 million ($28.1 million net of reclassed deferred loan fees of $0.3 million, further discussed in Footnote 4).

Results of Operations

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$12,063	91.1%	$10,991	90.1%
Shareholder service fees	1,173	8.9	1,201	9.9

Total revenue	13,236	100.0	12,192	100.0

Operating expenses:
Compensation and benefits	3,275	24.8	2,891	23.7
General and administrative	1,395	10.5	1,405	11.5
Mutual fund distribution	72	0.5	301	2.5
Sub-advisor fees	2,292	17.3	2,054	16.8
Amortization and depreciation	91	0.7	89	0.8

Total operating expenses	7,125	53.8	6,740	55.3

Net operating income	6,111	46.2	5,452	44.7

Interest expense	278	2.1	309	2.5
Other income	—	—	(1)	—

Income before income tax expense	5,833	44.1	5,144	42.2

Income tax expense	2,205	16.7	1,861	15.3

Net income	$3,628	27.4%	$3,283	26.9%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 8.6% from the prior comparable period to $13.2 million in the three months ended March 31, 2017. Investment advisory fees increased 9.8% from the prior comparable period to $12.1 million in the three months ended March 31, 2017. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. This was slightly offset by a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016, and by a reduction in the investment advisory fee from 0.90% to 0.74% and the implementation of an expense limitation agreement for the Hennessy Technology Fund, each effective as of February 28, 2017. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2017, increased by

$641 million, or 10.7%, to $6.63 billion, versus the prior comparable period. Shareholder service fees decreased 2.3% from the prior comparable period to $1.2 million in the three months ended March 31, 2017. The decrease in shareholder service fees is due to a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the three months ended March 31, 2017, was the Hennessy Focus Fund, with $2.55 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended March 31, 2017, was the Hennessy Gas Utility Fund, with $1.45 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2017, were $6.64 billion, an increase of 0.7% or $43 million, compared with $6.60 billion as of December 31, 2016. The increase in total assets under management over the three months ended March 31, 2017, was due to aggregate market appreciation of $221 million, partly offset by aggregate net outflows from the Hennessy Funds of $178 million. The Hennessy Funds with the three largest amounts of net inflows for the three months ended March 31, 2017, were as follows:

•	Hennessy Japan Fund: $46 million

•	Hennessy Small Cap Financial Fund: $20 million

•	Hennessy Japan Small Cap Fund: $10 million

The Hennessy Funds with the three largest amounts of net outflows for the three months ended March 31, 2017, were as follows:

•	Hennessy Mid Cap 30 Fund: -$142 million

•	Hennessy Gas Utility Fund: -$44 million

•	Hennessy Equity & Income Fund: -$22 million

Redemptions as a percentage of assets under management decreased from an average of 3.5% per month during the three months ended March 31, 2016, to 2.8% per month during the three months ended March 31, 2017.

Operating and Other Expenses

Total operating expenses increased 5.7% to $7.1 million in the three months ended March 31, 2017, from $6.7 million in the prior comparable period. The increase is due primarily to increases in compensation and benefits expense and sub-advisor fee expense, but was partially offset by decreases in both mutual fund distribution expense and general and administrative expense. As a percentage of total revenue, total operating expenses decreased 1.5 percentage points to 53.8% in the three months ended March 31, 2017, as compared to 55.3% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 13.3% to $3.3 million in the three months ended March 31, 2017, from $2.9 million in the prior comparable period. The increase is primarily due to an increase in the Company’s incentive-based compensation expense related to the Company’s increased profitability in the current period versus the prior comparable period. As a percentage of total revenue, compensation and benefits expense increased 1.1 percentage points to 24.8% for the three months ended March 31, 2017, compared to 23.7% in the prior comparable period.

General and Administrative Expense: General and administrative expense decreased 0.7% to $1.40 million in the three months ended March 31, 2017, from $1.41 million in the prior comparable period. The decrease resulted from decreased variable sales-related costs in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense decreased 1.0 percentage points to 10.5% in the three months ended March 31, 2017, compared to 11.5% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 76.1% to $0.1 million in the three months ended March 31, 2017, from $0.3 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 2.0 percentage points to 0.5% for the three months ended March 31, 2017, compared to 2.5% in the prior comparable period ended March 31, 2016.

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

The decrease in mutual fund distribution expense in the current three-month period is primarily due to the timing of payments made by the Company to financial intermediaries following the completion of contract negotiations in the prior period and also, to a lesser extent, the implementation of a Distribution (Rule 12b-1) Plan for each of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund as of March 1, 2016. These distribution plans charge the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund an annual rate of 0.15% (though 0.25% is the maximum allowable) of average daily net assets to pay for sales, distribution and other expenses. Each distribution plan therefore allows the applicable fund to use its distribution plan fees to offset fees charged by financial institutions that offer the Hennessy Funds as potential investments to their clients. Therefore, as of March 1, 2016, a portion of the mutual fund distribution expense previously paid by the Company began to be offset by payments made by the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund pursuant to their distribution plans.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 11.6% to $2.3 million in the three months ended March 31, 2017, from $2.1 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds, with a slight offset as a result of the Company no longer paying sub-advisor fees with respect to the Hennessy Core Bond Fund following its liquidation as of February 17, 2017, or with respect to the Hennessy Large Value Fund following its reorganization into the Hennessy Cornerstone Value Fund as of February 28, 2017. As a percentage of total revenue, sub-advisor fee expense increased 0.5 percentage points to 17.3% for the three months ended March 31, 2017, compared to 16.8% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 2.2% to $0.091 million in the three months ended March 31, 2017, from $0.089 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended March 31, 2017, compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense decreased 0.1 percentage points to 0.7% for the three months ended March 31, 2017, compared to 0.8% in the prior comparable period.

Interest Expense: Interest expense decreased 10.0% to $0.28 million in the three months ended March 31, 2017, from $0.31 million in the prior comparable period. The decrease is due primarily to a decrease to the Company’s principal loan balance compared to the prior comparable period. As a percentage of total revenue, interest expense decreased 0.4 percentage points to 2.1% for the three months ended March 31, 2017, compared to 2.5% in the prior comparable period ended March 31, 2016.

Income Tax Expense: The provision for income tax expense increased 18.5% to $2.2 million in the three months ended March 31, 2017, from $1.9 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 1.4 percentage points to 16.7% for the three months ended March 31, 2017, compared to 15.3% in the prior comparable period.

Net Income

Net income increased by 10.5% to $3.6 million in the three months ended March 31, 2017, from $3.3 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 0.5 percentage points to 27.4% for the three months ended March 31, 2017, compared to 26.9% in the prior comparable period.

Six Months Ended March 31, 2017, Compared to Six Months Ended March 31, 2016

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
	2017		2016
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$24,172	91.1%	$22,814	90.0%
Shareholder service fees	2,358	8.9	2,531	10.0

Total revenue	26,530	100.0	25,345	100.0

Operating expenses:
Compensation and benefits	6,489	24.5	5,856	23.1
General and administrative	2,790	10.5	2,944	11.6
Mutual fund distribution	133	0.5	451	1.8
Sub-advisor fees	4,581	17.2	4,204	16.6
Amortization and depreciation	184	0.7	177	0.7

Total operating expenses	14,177	53.4	13,632	53.8

Net operating income	12,353	46.6	11,713	46.2

Interest expense	544	2.1	670	2.6
Other income	—	—	(1)	—

Income before income tax expense	11,809	44.5	11,044	43.6

Income tax expense	4,185	15.8	4,111	16.2

Net income	$7,624	28.7%	$6,933	27.4%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 4.7% from the prior comparable period to $26.5 million in the six months ended March 31, 2017. Investment advisory fees increased 6.0% from the prior comparable period to $24.2 million in the six months ended March 31, 2017. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. This was slightly offset by a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016, and by a reduction in the investment advisory fee from 0.90% to 0.74% and the implementation of an expense limitation agreement for the Hennessy Technology Fund, each effective as of February 28, 2017. Average daily net assets of the Hennessy Funds for the six months ended March 31, 2017, increased by $376 million, or 6.1%, to $6.59 billion, versus the prior comparable period. Shareholder service fees decreased 6.8% from the prior comparable period to $2.4 million in the six months ended March 31, 2017. The decrease in shareholder service fees is due to a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the six months ended March 31, 2017, was the Hennessy Focus Fund, with $2.50 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the six months ended March 31, 2017, was the Hennessy Gas Utility Fund, with $1.44 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2017, were $6.6 billion, a decrease of 0.9% or $63 million, compared with $6.7 billion as of September 30, 2016. The decrease in total assets under management over the six months ended March 31, 2017, was due to aggregate net outflows from the Hennessy Funds of $499 million, partly offset by aggregate market appreciation of $436 million. The Hennessy Funds with the three largest amounts of net inflows for the six months ended March 31, 2017, were as follows:

•	Hennessy Small Cap Financial Fund: $61 million

•	Hennessy Japan Fund: $55 million

•	Hennessy Japan Small Cap Fund: $10 million

The Hennessy Funds with the three largest amounts of net outflows for the six months ended March 31, 2017, were as follows:

•	Hennessy Mid Cap 30 Fund: -$353 million

•	Hennessy Gas Utility Fund: -$101 million

•	Hennessy Equity & Income Fund: -$72 million

Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the six months ended March 31, 2016, to 3.0% per month during the six months ended March 31, 2017.

Operating and Other Expenses

Total operating expenses increased 4.0% to $14.2 million in the six months ended March 31, 2017, from $13.6 million in the prior comparable period. The increase is due primarily to increases in compensation and benefits expense and sub-advisor fee expense, but was partially offset by decreases in both mutual fund distribution expense and general and administrative expense. As a percentage of total revenue, total operating expenses decreased 0.4 percentage points to 53.4% in the six months ended March 31, 2017, as compared to 53.8% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 10.8% to $6.5 million in the six months ended March 31, 2017, from $5.9 million in the prior comparable period. The increase is primarily due to an increase in the Company’s incentive-based compensation expense related to the Company’s increased profitability in the current period versus the prior comparable period. As a percentage of total revenue, compensation and benefits expense increased 1.4 percentage points to 24.5% for the six months ended March 31, 2017, compared to 23.1% in the prior comparable period.

General and Administrative Expense: General and administrative expense decreased 5.2% to $2.8 million in the six months ended March 31, 2017, from $2.9 million in the prior comparable period. The decrease resulted from decreased variable sales-related costs in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense decreased 1.1 percentage points to 10.5% in the six months ended March 31, 2017, compared to 11.6% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 70.5% to $0.1 million in the six months ended March 31, 2017, from $0.5 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 1.3 percentage points to 0.5% for the six months ended March 31, 2017, compared to 1.8% in the prior comparable period ended March 31, 2016.

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

The decrease in mutual fund distribution expense in the current six-month period is primarily due to the timing of payments made by the Company to financial intermediaries following the completion of contract negotiations in the prior period and also, to a lesser extent, the implementation of a Distribution (Rule 12b-1) Plan for each of the following Hennessy Funds as of the given dates:

• November 1, 2015:	Hennessy Cornerstone Growth Fund
Hennessy Cornerstone Mid Cap 30 Fund
Hennessy Cornerstone Large Growth Fund
Hennessy Cornerstone Value Fund
Hennessy Large Value Fund*

• March 1, 2016:	Hennessy Japan Fund
Hennessy Japan Small Cap Fund

*	The Hennessy Large Value Fund was reorganized into the Hennessy Cornerstone Value Fund as of February 28, 2017.

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

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 9.0% to $4.6 million in the six months ended March 31, 2017, from $4.2 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds, with a slight offset as a result of the Company no longer paying sub-advisor fees with respect to the Hennessy Core Bond Fund following its liquidation as of February 17, 2017, or with respect to the Hennessy Large Value Fund following its reorganization into the Hennessy Cornerstone Value Fund as of February 28, 2017. As a percentage of total revenue, sub-advisor fee expense increased 0.6 percentage points to 17.2% for the six months ended March 31, 2017, compared to 16.6% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 4.0% to $0.184 million in the six months ended March 31, 2017, from $0.177 million in the prior comparable period. The increase is a result of a higher fixed asset base for the six months ended March 31, 2017, compared to the prior comparable period, as well as a larger capitalized loan fee balance to amortize compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7% for the six months ended March 31, 2017, compared to the prior comparable period.

Interest Expense: Interest expense decreased 18.8% to $0.5 million in the six months ended March 31, 2017, from $0.7 million in the prior comparable period. The decrease is due primarily to a decrease to the Company’s principal loan balance compared to the prior comparable period. As a percentage of total revenue, interest expense decreased 0.5 percentage points to 2.1% for the six months ended March 31, 2017, compared to 2.6% in the prior comparable period ended March 31, 2016.

Income Tax Expense: The provision for income tax expense increased 1.8% to $4.2 million in the six months ended March 31, 2017, from $4.1 million in the prior comparable period. This change is due to increased income before income tax expense in the current period and is partially offset by a lower effective tax rate resulting from the early adoption of ASU 2016-09 (see further discussion in Footnote 10). As a percentage of total revenue, income tax expense decreased 0.4 percentage points to 15.8% for the six months ended March 31, 2017, compared to 16.2% in the prior comparable period.

Net Income

Net income increased by 10.0% to $7.6 million in the six months ended March 31, 2017, from $6.9 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 1.3 percentage points to 28.7% for the six months ended March 31, 2017, compared to 27.4% in the prior comparable period.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2017, will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of March 31, 2017, were $6.6 billion, which was an increase of $211 million, or 3.3%, from March 31, 2016. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $74.7 million as of March 31, 2017. As of March 31, 2017, we had cash and cash equivalents of $8.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2017 and 2016:

	For the Six Months Ended March 31,
	2017	2016
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$7,938	$7,678
Investing cash outflows	(187)	(371)
Financing cash outflows	(3,187)	(2,897)

Net increase in cash and cash equivalents	$4,564	$4,410

The increase in cash provided by operating activities of $0.3 million is mainly due to an increase in net income, partially offset by the timing of the payout of accrued expenses in the current period versus the prior comparable period.

The decrease in cash used in investing activities of $0.2 million is mainly related to costs in the prior comparable period associated with the special proxy vote for the approval of a Distribution (Rule 12b-1) Plan for the Hennessy Funds that did not previously have a 12b-1 plan.

The increase in cash used in financing activities of $0.3 million is due to an increase in the dividend payments in the current period versus the prior comparable period.

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin. The applicable margin was initially 0.75% and then decreased to 0.5% as of January 21, 2016, based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2015. This margin decrease reduced the effective interest rate on the term loan from 4.25% to 4.0%. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of March 31, 2017, the effective rate is 3.784%, which is comprised of the LIBOR rate of 0.784% as of March 1, 2017, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2016. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The previous amended loan agreement included, and the current term loan agreement includes, certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2017 and 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. There were no material changes to the Company’s market risk during the six months ended March 31, 2017.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2017, filed on May 1, 2017, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date:	May 1, 2017	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation. (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2017, filed on May 1, 2017, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.