Form 10-Q
period 2017-06-30
HENNESSY ADVISORS INC
filed 2017-08-02
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 26, 2017, there were 7,690,888 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	September 30,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,327	$3,535
Investments in marketable securities, at fair value	8	8
Investment fee income receivable	4,360	4,230
Prepaid expenses	627	1,175
Deferred income tax asset	607	607
Other accounts receivable	554	580

Total current assets	18,483	10,135

Property and equipment, net of accumulated depreciation of $867 and $940, respectively	243	296
Management contracts	74,524	74,359
Deferred offering costs	13	13
Other assets	133	137

Total assets	$93,396	$84,940

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$5,701	$6,578
Income taxes payable	—	383
Deferred rent	210	32
Current portion of long-term debt, net of discount and debt issuance costs	4,228	4,228

Total current liabilities	10,139	11,221

Long-term debt, net of discount and debt issuance costs and current portion	22,785	25,957
Deferred income tax liability	11,780	10,431

Total liabilities	44,704	47,609

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Adjustable rate preferred stock, $25 stated value, no par value, 7,500,000 shares authorized: zero shares issued and outstanding	—	—
Common stock, no par value, 22,500,000 shares authorized: 7,690,875 shares issued and outstanding at June 30, 2017, and 7,661,968 at September 30, 2016	14,824	13,279
Retained earnings	33,868	24,052

Total stockholders’ equity	48,692	37,331

Total liabilities and stockholders’ equity	$93,396	$84,940

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Investment advisory fees	$12,020	$11,747	$36,192	$34,561
Shareholder service fees	1,158	1,248	3,516	3,779

Total revenue	13,178	12,995	39,708	38,340

Operating expenses:
Compensation and benefits	3,124	3,017	9,613	8,873
General and administrative	1,332	1,301	4,122	4,245
Mutual fund distribution	80	231	213	682
Sub-advisor fees	2,281	2,225	6,862	6,429
Amortization and depreciation	91	88	275	265

Total operating expenses	6,908	6,862	21,085	20,494

Net operating income	6,270	6,133	18,623	17,846
Interest expense	281	279	825	949
Other income	(3)	(1)	(3)	(2)

Income before income tax expense	5,992	5,855	17,801	16,899
Income tax expense	2,032	1,961	6,217	6,072

Net income	$3,960	$3,894	$11,584	$10,827

Earnings per share:
Basic	$0.51	$0.51	$1.51	$1.43

Diluted	$0.51	$0.50	$1.49	$1.41

Weighted average shares outstanding (prior periods restated for stock split, see Note 6):
Basic	7,690,443	7,599,812	7,688,397	7,597,737

Diluted	7,788,456	7,731,141	7,785,536	7,703,648

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2017

(In thousands, except share data)

(Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2016	7,661,968	$13,279	$24,052	$37,331
Net income	—	—	11,584	11,584
Dividends paid	—	—	(1,642)	(1,642)
Employee and director restricted stock vested	34,875	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(7,445)	(66)	(102)	(168)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	146	3	—	3
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	1,387	24	(24)	—
Stock-based compensation	—	1,585	—	1,585
Adjustment for fractional shares paid in cash in connection with stock split	(56)	(1)	—	(1)

Balance at June 30, 2017	7,690,875	$14,824	$33,868	$48,692

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,584	$10,827
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	275	265
Deferred income taxes	1,349	1,484
Tax effect from restricted stock units	—	95
Restricted stock units repurchased for employee tax withholding	(168)	(98)
Stock-based compensation	1,585	1,049
Deferred rent	178	(45)
Unrealized gains on marketable securities	—	(1)
Amortization of loan fee payments	(110)	(110)
Change in operating assets and liabilities:
Investment fee income receivable	(130)	(208)
Prepaid expenses	548	277
Other accounts receivable	26	(56)
Other assets	4	110
Accrued liabilities and accounts payable	(877)	679
Income taxes payable	(383)	(1,097)

Net cash provided by operating activities	13,881	13,171

Cash flows from investing activities:
Purchases of property and equipment	(112)	(121)
Deferred offering costs	—	(1)
Payments related to management contracts	(165)	(326)

Net cash used in investing activities	(277)	(448)

Cash flows from financing activities:
Principal payments on bank loan	(3,172)	(3,282)
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and Stock Repurchase Plan	3	22
Dividend payments	(1,642)	(1,115)
Payment of loan fees	—	(15)
Cash paid for fractional shares in connection with stock split	(1)	—

Net cash used in financing activities	(4,812)	(4,390)

Net increase in cash and cash equivalents	8,792	8,333
Cash and cash equivalents at the beginning of the period	3,535	3,086

Cash and cash equivalents at the end of the period	$12,327	$11,419

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$4,643	$5,350

Interest	$822	$911

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2017, the Company’s operating results for the three and nine months ended June 30, 2017 and 2016, and the Company’s cash flows for the nine months ended June 30, 2017 and 2016. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.

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

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2) Management Contracts Purchased

Throughout its history, the Company has completed eight purchases of assets related to the management of 25 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of June 30, 2017 or 2016.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of June 30, 2017.

The Company completed its most recent asset purchase on September 23, 2016, when it purchased the assets related to the management of the Westport Fund and the Westport Select Cap Fund. This asset purchase added approximately $435 million to the Company’s assets under management. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of May 2, 2016, between the Company and Westport Advisers, LLC. The purchase price of $11.3 million was funded with available cash and was based on the aggregate average assets under management for the Westport Fund and the Westport Select Cap Fund as measured at the close of business on the effective date of the Transaction Agreement and on each of the two trading days immediately preceding the date of the Transaction Agreement. The total capitalized costs related to the purchase were $11.5 million.

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

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and re-investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually (except in limited circumstances) in the same manner and are subject to the same termination provisions as the management contracts.

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin based on the Company’s ratio of consolidated debt to consolidated EBITDA. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of June 30, 2017, the effective rate is 4.051%, which is comprised of the LIBOR rate of 1.051% as of June 1, 2017, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2017. The Company intends to renew the LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal of $17.9 million plus accrued interest is due September 17, 2019.

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2017 and 2016.

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

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 48 months. Amortization expense during the nine-month periods ended June 30, 2017 and 2016, was $0.1 million for each period. The unamortized balance of the loan fees was $0.3 million as of June 30, 2017. The following is a reconciliation of the reclassification:

	Gross Debt at June 30, 2017	Debt Issuance Cost	Debt, Net of Discount, at June 30, 2017
	(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	22,968	(183)	22,785

Total Debt	$27,343	$(330)	$27,013

	Gross Debt at September 30, 2016	Debt Issuance Cost	Debt, Net of Discount, at September 30, 2016
	(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	26,250	(293)	25,957

Total Debt	$30,625	$(440)	$30,185

(5) Income Taxes

The Company’s effective income tax rates for the nine months ended June 30, 2017 and 2016, were 34.9% and 35.9%, respectively, and differ from the federal statutory rate of 35% primarily due to state taxes. The effective income tax rate was lower for the period ended June 30, 2017, due to the early adoption of ASU 2016-09 (see further discussion in Footnote 10).

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

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and nine months ended June 30, 2017.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, restricted stock units, and per share data have been adjusted to reflect this stock split.

The Company paid quarterly cash dividends of $0.067, $0.075, and $0.075 per share, respectively, on December 8, 2016, to shareholders of record as of November 15, 2016; on March 6, 2017, to shareholders of record as of February 10, 2017; and on June 8, 2017, to shareholders of record as of May 16, 2017.

(7) Stock-Based Compensation

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Plan”). Under the Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Plan vest over four years, at a rate of 25 percent per year. The Company recognizes stock-based compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Plan during the nine months ended June 30, 2017 or 2016. RSU activity for the nine months ended June 30, 2017, was as follows:

	Restricted Stock Unit Activity Nine Months Ended June 30, 2017
	Number of Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2016	379,464	$16.19
Granted	—	—
Vested (1)	(114,244)	13.88
Forfeited	—	—

Non-vested Balance at June 30, 2017	265,220	$17.18

(1)	The restricted share units vested includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation costs have been charged to expense. There were 27,430 net shares of common stock issued for restricted stock units vested in the nine months ended June 30, 2017.

Restricted Stock Unit Compensation Nine Months Ended June 30, 2017
(In thousands)
Total expected compensation expense related to RSUs	$10,608
Compensation expense recognized through June 30, 2017	(6,052)

Unrecognized compensation expense related to RSUs at June 30, 2017	$4,556

As of June 30, 2017, there was $4.6 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

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

As of June 30, 2017, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of June 30, 2017, and September 30, 2016:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$10,323	$—	$—	$10,323
Mutual fund investments	8	—	—	8

Total	$10,331	$—	$—	$10,331

Amounts included in:
Cash and cash equivalents	$10,323	$—	$—	$10,323
Investments in marketable securities	8	—	—	8

Total	$10,331	$—	$—	$10,331

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$320	$—	$—	$320
Mutual fund investments	8	—	—	8

Total	$328	$—	$—	$328

Amounts included in:
Cash and cash equivalents	$320	$—	$—	$320
Investments in marketable securities	8	—	—	8

Total	$328	$—	$—	$328

There were no transfers between levels during the nine months ended June 30, 2017, or the year ended September 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.” The new standard contains several amendments that will simplify the recognition for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification within the statement of cash flows for certain components of share-based awards. Early adoption is permitted for any interim or annual period. The changes in the new standard eliminate the recognition of excess tax benefits or tax deficiencies from the statement of stockholders’ equity. Under the new guidance, all excess tax benefits and tax deficiencies resulting from stock-based compensation awards vesting and exercises are recognized prospectively within income tax expense, and excess tax benefits are recognized regardless of whether they reduce current taxes payable. This will increase the volatility of our effective tax rate.

As of March 31, 2017, we elected to early adopt ASU 2016-09, using a modified retrospective approach, effective as if adopted the first day of the fiscal year, October 1, 2016. As a result of early adoption of ASU 2016-09, income tax benefits of approximately $0.004 million and $0.2 million were recognized as discrete events in the quarterly periods ended March 31, 2017, and December 31, 2016, respectively. We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur. As such, this has no cumulative effect on retained earnings for the prior year. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

In May 2017, the FASB issued an update to ASU No. 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.” The update was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718. The effective date for the update is for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 (the Company’s second quarter of fiscal year 2018). The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

(11) Pending Asset Purchase of the Rainier U.S. Funds

On May 11, 2017, the Company announced that it signed a definitive agreement with Manning & Napier Group, LLC and Rainier Investment Management, LLC (“Rainier”) to purchase the assets related to the management of three Rainier Funds, including the Rainier Mid Cap Equity Fund, the Rainier Small/Mid Cap Equity Fund, and the Rainier Large Cap Equity Fund (collectively, the “Rainier U.S. Funds”). The Company filed a Current Report on Form 8-K regarding this transaction on May 11, 2017.

The definitive agreement includes customary representations, warranties and covenants of the Company and Rainier Investment Management, LLC, and provides for a payment upon closing based on the net assets of the Rainier U.S. Funds at the close of business on the trading day immediately preceding the closing date (yet to be determined). The transaction is expected to be completed in the Company’s fourth fiscal quarter of 2017.

Upon completion of the transaction, the assets related to the Rainier Mid Cap Equity Fund and the Rainier Small/Mid Cap Equity Fund will merge into the Hennessy Cornerstone Mid Cap 30 Fund and the assets related to the Rainier Large Cap Equity Fund will merge into the Hennessy Cornerstone Large Growth Fund. The transaction is subject to customary closing conditions, including the approval of the Rainier U.S. Funds’ shareholders.

(12) Subsequent Events

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

We completed several changes to the Hennessy Funds product lineup during our prior quarter ended March 31, 2017. For the Hennessy Technology Fund, there was a change in investment strategy, a change in portfolio management, a decrease in the management fee from 0.90% to 0.74%, and the adoption of an expense limitation agreement. Additionally, we added Institutional Class shares to the Hennessy Gas Utility Fund, liquidated the Hennessy Core Bond Fund, and reorganized the Hennessy Large Value Fund into the Hennessy Cornerstone Value Fund.

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

U.S. equity markets posted strong gains for the nine-month period ended June 30, 2017. At the start of the period, U.S. equities reacted positively to the election of President Trump, a Republican, to the White House, and to Republican majorities in both houses of Congress, buoyed by hopes of higher government infrastructure spending and tax reform. Towards the end of the period, evidence of continued steady domestic economic activity, a recovery in corporate earnings growth and relatively good economic conditions abroad kept equity prices rising. The Federal Reserve, which appeared to feel confident about the overall strength of the economy and the labor market, raised the federal funds rate three times over the period, by a quarter point each time.

The Japanese equity market rose significantly in local currency terms over the nine-month period ended June 30, 2017. A fall in Japanese yen early in the period caused equity prices to rise, led by export-oriented Japanese equities. Subsequently, evidence of a solid recovery in industrial production, an acceleration in corporate profits growth and a stable inflation rate helped drive the overall Japanese equity market higher.

U.S. government bond yields increased precipitously after the U.S. elections in response to the perceived increased risks of faster economic growth and higher inflation. However, bond yields drifted gently downwards for the rest of the period, encouraged by more moderate inflation reports and continued modest increases in labor costs.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We regularly target over 120,000 financial advisors through our marketing and sales program, and currently serve over 18,000 advisors who utilize the Hennessy Funds for their clients. More than one in five of those advisors owns two or more of the Hennessy Funds. We continually seek to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 330,000 mutual fund accounts across the country. In addition, we have a rigorous public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two to three days.

As of June 30, 2017, all 14 of the Hennessy Funds posted positive performance over the 1-year, 3-year, 5-year, 10-year and since inception periods. Total assets under management as of June 30, 2017, were $6.5 billion, an increase of 2.9%, or $184 million, from $6.3 billion as of June 30, 2016 (the end of the prior comparable period). The increase in total assets is attributable to market appreciation of $793 million and the purchase of assets related to the management of The Westport Funds of $435 million, and was offset by net outflows from the Hennessy Funds of $1.044 billion.

The following table illustrates the changes in total assets under management from June 30, 2016, through June 30, 2017:

	Total Assets Under Management
	At Each Quarter End, June 30, 2016 through June 30, 2017
	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017
	(In thousands)
Beginning assets under management	$6,424,453	$6,342,902	$6,698,519	$6,592,589	$6,635,802
Acquisition inflows	—	434,530	—	—	—
Organic inflows	557,343	296,459	327,308	376,440	249,043
Redemptions	(654,042)	(593,539)	(647,952)	(554,606)	(496,768)
Market appreciation (depreciation)	15,148	218,167	214,714	221,379	138,679

Ending assets under management	$6,342,902	$6,698,519	$6,592,589	$6,635,802	$6,526,756

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2017, this asset had a balance of $74.5 million, compared to $74.4 million as of September 30, 2016. The current period increase is mainly due to payments in connection with the purchase of assets related to the management of The Westport Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,000,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of June 30, 2017, this liability had a gross balance of $27.3 million ($27.0 million net of reclassed deferred loan fees of $0.3 million, further discussed in Footnote 4).

Results of Operations

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$12,020	91.2%	$11,747	90.4%
Shareholder service fees	1,158	8.8	1,248	9.6

Total revenue	13,178	100.0	12,995	100.0

Operating expenses:
Compensation and benefits	3,124	23.7	3,017	23.2
General and administrative	1,332	10.1	1,301	10.0
Mutual fund distribution	80	0.6	231	1.8
Sub-advisor fees	2,281	17.3	2,225	17.1
Amortization and depreciation	91	0.7	88	0.7

Total operating expenses	6,908	52.4	6,862	52.8

Net operating income	6,270	47.6	6,133	47.2
Interest expense	281	2.1	279	2.1
Other income	(3)	—	(1)	—

Income before income tax expense	5,992	45.5	5,855	45.1
Income tax expense	2,032	15.4	1,961	15.1

Net income	$3,960	30.1%	$3,894	30.0%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 1.4% from the prior comparable period to $13.2 million in the three months ended June 30, 2017. Investment advisory fees increased 2.3% from the prior comparable period to $12.0 million in the three months ended June 30, 2017. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. This was slightly offset by a reduction in the investment advisory fee from 0.90% to 0.74% and the implementation of an expense limitation agreement for the Hennessy Technology Fund, each effective as of February 28, 2017. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2017, increased by $124 million, or 1.9%, to $6.6 billion, versus the prior comparable period. Shareholder service fees decreased 7.2% from the prior comparable period to $1.2 million in the three months ended June 30, 2017.

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

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the three months ended June 30, 2017, was the Hennessy Focus Fund, with $2.58 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2017, was the Hennessy Gas Utility Fund, with $1.46 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2017, were $6.5 billion, a decrease of 1.6% or $109 million, compared with $6.6 billion as of March 31, 2017. The decrease in total assets under management over the three months ended June 30, 2017, was due to aggregate net outflows from the Hennessy Funds of $248 million, partly offset by aggregate market appreciation of $139 million. The Hennessy Funds with the three largest amounts of net inflows for the three months ended June 30, 2017, were as follows:

•	Hennessy Japan Fund: $15 million

•	Hennessy Japan Small Cap Fund: $13 million

•	Hennessy Technology Fund: $0.02 million

The Hennessy Funds with the three largest amounts of net outflows for the three months ended June 30, 2017, were as follows:

•	Hennessy Mid Cap 30 Fund: -$95 million

•	Hennessy Focus Fund: -$55 million

•	Hennessy Gas Utility Fund: -$45 million

Redemptions as a percentage of assets under management decreased from an average of 3.4% per month during the three months ended June 30, 2016, to 2.5% per month during the three months ended June 30, 2017.

Operating and Other Expenses

Total operating expenses increased 0.7% to $6.91 million in the three months ended June 30, 2017, from $6.86 million in the prior comparable period. The increase is due primarily to a decrease in mutual fund distribution expense, but was partially offset by increases in compensation and benefits expense, sub-advisor fee expense, and general and administrative expense. As a percentage of total revenue, total operating expenses decreased 0.4 percentage points to 52.4% in the three months ended June 30, 2017, as compared to 52.8% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 3.5% to $3.1 million in the three months ended June 30, 2017, from $3.0 million in the prior comparable period. The increase is primarily due to an increase in the Company’s incentive-based compensation expense related to the Company’s increased profitability in the current period versus the prior comparable period. As a percentage of total revenue, compensation and benefits expense increased 0.5 percentage points to 23.7% for the three months ended June 30, 2017, compared to 23.2% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 2.4% to $1.33 million in the three months ended June 30, 2017, from $1.30 million in the prior comparable period. The increase resulted from increased professional service expenses in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense increased 0.1 percentage points to 10.1% in the three months ended June 30, 2017, compared to 10.0% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 65.4% to $0.1 million in the three months ended June 30, 2017, from $0.2 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 1.2 percentage points to 0.6% for the three months ended June 30, 2017, compared to 1.8% in the prior comparable period ended June 30, 2016.

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

The decrease in mutual fund distribution expense in the current three-month period is primarily due to the timing of payments made by the Company to financial intermediaries following the completion of contract negotiations in the prior period.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 2.5% to $2.28 million in the three months ended June 30, 2017, from $2.23 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds, with a slight offset as a result of the Company no longer paying sub-advisor fees with respect to the Hennessy Core Bond Fund following its liquidation as of February 17, 2017, or with respect to the Hennessy Large Value Fund following its reorganization into the Hennessy Cornerstone Value Fund as of February 28, 2017. As a percentage of total revenue, sub-advisor fee expense increased 0.2 percentage points to 17.3% for the three months ended June 30, 2017, compared to 17.1% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 3.4% to $0.091 million in the three months ended June 30, 2017, from $0.088 million in the prior comparable period. The increase is a result of a higher fixed asset base for the three months ended June 30, 2017, compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7% for the three months ended June 30, 2017, compared to the prior comparable period.

Interest Expense: Interest expense increased 0.7% to $0.281 million in the three months ended June 30, 2017, from $0.279 million in the prior comparable period. The increase is due to increased LIBOR rates and partially offset by a decrease to the Company’s principal loan balance compared to the prior comparable period. As a percentage of total revenue, interest expense remained the same at 2.1% for the three months ended June 30, 2017, compared to the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 3.6% to $2.03 million in the three months ended June 30, 2017, from $1.96 million in the prior comparable period. This change is due to increased income before income tax expense in the current period. As a percentage of total revenue, income tax expense increased 0.3 percentage points to 15.4% for the three months ended June 30, 2017, compared to 15.1% in the prior comparable period.

Net Income

Net income increased by 1.7% to $4.0 million in the three months ended June 30, 2017, from $3.9 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 0.1 percentage points to 30.1% for the three months ended June 30, 2017, compared to 30.0% in the prior comparable period.

Nine Months Ended June 30, 2017, Compared to Nine Months Ended June 30, 2016

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
	2017		2016
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$36,192	91.1%	$34,561	90.1%
Shareholder service fees	3,516	8.9	3,779	9.9

Total revenue	39,708	100.0	38,340	100.0

Operating expenses:
Compensation and benefits	9,613	24.2	8,873	23.1
General and administrative	4,122	10.4	4,245	11.1
Mutual fund distribution	213	0.5	682	1.8
Sub-advisor fees	6,862	17.3	6,429	16.8
Amortization and depreciation	275	0.7	265	0.7

Total operating expenses	21,085	53.1	20,494	53.5

Net operating income	18,623	46.9	17,846	46.5
Interest expense	825	2.1	949	2.4
Other income	(3)	—	(2)	—

Income before income tax expense	17,801	44.8	16,899	44.1
Income tax expense	6,217	15.6	6,072	15.9

Net income	$11,584	29.2%	$10,827	28.2%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue increased 3.6% from the prior comparable period to $39.7 million in the nine months ended June 30, 2017. Investment advisory fees increased 4.7% from the prior comparable period to $36.2 million in the nine months ended June 30, 2017. The increase in investment advisory fees is due to increased average daily net assets of the Hennessy Funds. This was slightly offset by a reduction in the annual rate of the investment advisory fee for the Hennessy Japan Fund from 1.00% to 0.80% and for the Hennessy Japan Small Cap Fund from 1.20% to 0.80%, each effective as of March 1, 2016, and by a reduction in the investment advisory fee from 0.90% to 0.74% and the implementation of an expense limitation agreement for the Hennessy Technology Fund, each effective as of February 28, 2017. Average daily net assets of the Hennessy Funds for the nine months ended June 30, 2017, increased by $292 million, or 4.7%, to $6.58 billion, versus the prior comparable period. Shareholder service fees decreased 7.0%

from the prior comparable period to $3.5 million in the nine months ended June 30, 2017. The decrease in shareholder service fees is due to a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These annual rates previously ranged between 0.40% to 1.20% of average daily net assets, but now range between 0.40% and 0.90% of average daily net assets because the annual rate of the investment advisory fee for the Hennessy Japan Fund was reduced from 1.00% to 0.80% and the annual rate of the investment advisory fee for the Hennessy Japan Small Cap Fund was reduced from 1.20% to 0.80%, each effective as of March 1, 2016. The Hennessy Fund with the largest average daily net assets for the nine months ended June 30, 2017, was the Hennessy Focus Fund, with $2.52 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2017, was the Hennessy Gas Utility Fund, with $1.45 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2017, were $6.5 billion, a decrease of 2.6% or $172 million, compared with $6.7 billion as of September 30, 2016. The decrease in total assets under management over the nine months ended June 30, 2017, was due to aggregate net outflows from the Hennessy Funds of $747 million, partly offset by aggregate market appreciation of $575 million. The Hennessy Funds with the three largest amounts of net inflows for the nine months ended June 30, 2017, were as follows:

•	Hennessy Japan Fund: $69 million

•	Hennessy Small Cap Financial Fund: $35 million

•	Hennessy Japan Small Cap Fund: $23 million

The Hennessy Funds with the three largest amounts of net outflows for the nine months ended June 30, 2017, were as follows:

•	Hennessy Mid Cap 30 Fund: -$448 million

•	Hennessy Gas Utility Fund: -$145 million

•	Hennessy Focus Fund: -$102 million

Redemptions as a percentage of assets under management decreased from an average of 3.3% per month during the nine months ended June 30, 2016, to 2.9% per month during the nine months ended June 30, 2017.

Operating and Other Expenses

Total operating expenses increased 2.9% to $21.1 million in the nine months ended June 30, 2017, from $20.5 million in the prior comparable period. The increase is due primarily to increases in compensation and benefits expense and sub-advisor fee expense, but was partially offset by decreases in both mutual fund distribution expense and general and administrative expense. As a percentage of total revenue, total operating expenses decreased 0.4 percentage points to 53.1% in the nine months ended June 30, 2017, as compared to 53.5% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense increased 8.3% to $9.6 million in the nine months ended June 30, 2017, from $8.9 million in the prior comparable period. The increase is primarily due to an increase in the Company’s incentive-based compensation expense related to the Company’s increased profitability in the current period versus the prior comparable period. As a percentage of total revenue, compensation and benefits expense increased 1.1 percentage points to 24.2% for the nine months ended June 30, 2017, compared to 23.1% in the prior comparable period.

General and Administrative Expense: General and administrative expense decreased 2.9% to $4.1 million in the nine months ended June 30, 2017, from $4.2 million in the prior comparable period. The decrease mainly resulted from decreased variable sales-related costs in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense decreased 0.7 percentage points to 10.4% in the nine months ended June 30, 2017, compared to 11.1% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense decreased 68.8% to $0.2 million in the nine months ended June 30, 2017, from $0.7 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense decreased 1.3 percentage points to 0.5% for the nine months ended June 30, 2017, compared to 1.8% in the prior comparable period ended June 30, 2016.

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

The decrease in mutual fund distribution expense in the current nine-month period is primarily due to the timing of payments made by the Company to financial intermediaries following the completion of contract negotiations in the prior period and also, to a lesser extent, the implementation of a Distribution (Rule 12b-1) Plan for each of the following Hennessy Funds as of the given dates:

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

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 6.7% to $6.9 million in the nine months ended June 30, 2017, from $6.4 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds, with a slight offset as a result of the Company no longer paying sub-advisor fees with respect to the Hennessy Core Bond Fund following its liquidation as of February 17, 2017, or with respect to the Hennessy Large Value Fund following its reorganization into the Hennessy Cornerstone Value Fund as of February 28, 2017. As a percentage of total revenue, sub-advisor fee expense increased 0.5 percentage points to 17.3% for the nine months ended June 30, 2017, compared to 16.8% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense increased 3.8% to $0.28 million in the nine months ended June 30, 2017, from $0.27 million in the prior comparable period. The increase is a result of a higher fixed asset base for the nine months ended June 30, 2017, compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7% for the nine months ended June 30, 2017, compared to the prior comparable period.

Interest Expense: Interest expense decreased 13.1% to $0.8 million in the nine months ended June 30, 2017, from $0.9 million in the prior comparable period. The decrease is due primarily to a decrease to the Company’s principal loan balance compared to the prior comparable period. As a percentage of total revenue, interest expense decreased 0.3 percentage points to 2.1% for the nine months ended June 30, 2017, compared to 2.4% in the prior comparable period.

Income Tax Expense: The provision for income tax expense increased 2.4% to $6.2 million in the nine months ended June 30, 2017, from $6.1 million in the prior comparable period. This change is due to increased income before income tax expense in the current period and is partially offset by a lower effective tax rate resulting from the early adoption of ASU 2016-09 (see further discussion in Footnote 10). As a percentage of total revenue, income tax expense decreased 0.3 percentage points to 15.6% for the nine months ended June 30, 2017, compared to 15.9% in the prior comparable period.

Net Income

Net income increased by 7.0% to $11.6 million in the nine months ended June 30, 2017, from $10.8 million in the prior comparable period, as a result of the factors discussed above. As a percentage of total revenue, net income increased 1.0 percentage points to 29.2% for the nine months ended June 30, 2017, compared to 28.2% in the prior comparable period.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2017, will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of June 30, 2017, were $6.5 billion, which was an increase of $184 million, or 2.9%, from June 30, 2016. The primary source of our revenue, liquidity and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $74.8 million as of June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of $12.3 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2017 and 2016:

	For the Nine Months Ended June 30,
	2017	2016
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$13,881	$13,171
Investing cash outflows	(277)	(448)
Financing cash outflows	(4,812)	(4,390)

Net increase in cash and cash equivalents	$8,792	$8,333

The increase in cash provided by operating activities of $0.7 million is mainly due to an increase in net income, partially offset by the timing of the payout of accrued expenses in the current period versus the prior comparable period.

The decrease in cash used in investing activities of $0.2 million is mainly related to costs in the prior comparable period associated with the special proxy vote for the approval of a Distribution (Rule 12b-1) Plan for the Hennessy Funds that did not previously have a 12b-1 plan.

The increase in cash used in financing activities of $0.4 million is due to an increase in the dividend payments in the current period versus the prior comparable period.

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

From the effective date of the current term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin based on the Company’s ratio of consolidated debt to consolidated EBITDA. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a 1-month LIBOR contract, which has been renewed each subsequent month. As of June 30, 2017, the effective rate is 4.051%, which is comprised of the LIBOR rate of 1.051% as of June 1, 2017, plus a margin of 3.0% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2017. The Company intends to renew the 1-month LIBOR contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2019.

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2017 and 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. There were no material changes to the Company’s market risk during the nine months ended June 30, 2017.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

2.1	Transaction Agreement, dated as of May 10, 2017, among Hennessy Advisors, Inc., Rainier Investment Management, LLC, and Manning & Napier Group, LLC. (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2017, filed on August 2, 2017, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: August 2, 2017	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

2.1	Transaction Agreement, dated as of May 10, 2017, among Hennessy Advisors, Inc., Rainier Investment Management, LLC, and Manning & Napier Group, LLC. (1)

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2017, filed on August 2, 2017, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.