Form 10-Q
period 2017-12-31
HENNESSY ADVISORS INC
filed 2018-01-25
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

As of January 25, 2018, there were 7,805,698 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:    FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,198	$15,700
Investments in marketable securities, at fair value	9	8
Investment fee income receivable	4,767	4,325
Prepaid expenses	362	1,614
Other accounts receivable	500	584

Total current assets	20,836	22,231

Property and equipment, net of accumulated depreciation of $968 and $922, respectively	265	254
Management contracts	75,686	74,628
Other assets	152	145

Total assets	$96,939	$97,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,132	$7,353
Income taxes payable	1,360	676
Deferred rent	195	202
Current portion of long-term debt, net of discount and debt issuance costs	4,228	4,228

Total current liabilities	8,915	12,459

Long-term debt, net of discount and debt issuance costs and current portion	20,671	21,728
Deferred income tax liability, net of deferred tax asset	7,731	11,541

Total liabilities	37,317	45,728

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized: 7,803,530 shares issued and outstanding at December 31, 2017, and 7,776,563 at September 30, 2017	15,485	14,943
Retained earnings	44,137	36,587

Total stockholders’ equity	59,622	51,530

Total liabilities and stockholders’ equity	$96,939	$97,258

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenue:
Investment advisory fees	$12,672	$12,109
Shareholder service fees	1,141	1,185

Total revenue	13,813	13,294

Operating expenses:
Compensation and benefits	3,166	3,214
General and administrative	1,515	1,395
Mutual fund distribution	120	61
Sub-advisor fees	2,532	2,289
Amortization and depreciation	83	93

Total operating expenses	7,416	7,052

Net operating income	6,397	6,242

Interest expense	263	266
Other income	(13)	—

Income before income tax expense	6,147	5,976

Income tax (benefit) expense	(2,040)	1,980

Net income	$8,187	$3,996

Earnings per share:
Basic	$1.05	$0.52

Diluted	$1.04	$0.52

Weighted average shares outstanding (prior periods restated for stock split, see Note 6):
Basic	7,800,409	7,685,676

Diluted	7,842,707	7,756,053

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended December 31, 2017

(In thousands, except share data)

(Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	8,187	8,187
Dividends paid	—	—	(585)	(585)
Employee and director restricted stock vested	33,750	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(7,329)	(65)	(52)	(117)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	16	—	—	—
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	530	9	—	9
Stock-based compensation	—	598	—	598

Balance at December 31, 2017	7,803,530	$15,485	$44,137	$59,622

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,187	$3,996
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	83	93
Deferred income taxes	(3,810)	1,170
Stock-based compensation	598	528
Unrealized gains on marketable securities	(1)	—
Amortization of loan fee payments	(37)	(37)

Change in operating assets and liabilities:
Investment fee income receivable	(442)	(313)
Prepaid expenses	1,252	640
Other accounts receivable	84	69
Other assets	(7)	—
Accrued liabilities and accounts payable	(4,221)	(3,398)
Income taxes payable	684	(383)
Deferred rent	(7)	17

Net cash provided by operating activities	2,363	2,382

Cash flows from investing activities:
Purchases of property and equipment	(57)	(32)
Payments related to management contracts	(1,058)	(51)

Net cash used in investing activities	(1,115)	(83)

Cash flows from financing activities:
Principal payments on bank loan	(1,057)	(1,057)
Restricted stock units repurchased for employee tax withholding	(117)	(168)
Proceeds from shares issued pursuant to the 2015 Dividend Reinvestment and Stock Repurchase Plan	9	2
Dividend payments	(585)	(506)

Net cash used in financing activities	(1,750)	(1,729)

Net (decrease) increase in cash and cash equivalents	(502)	570
Cash and cash equivalents at the beginning of the period	15,700	3,535

Cash and cash equivalents at the end of the period	$15,198	$4,105

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$19	$684

Interest	$270	$270

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2017, the Company’s operating results for the three months ended December 31, 2017 and 2016, and the Company’s cash flows for the three months ended December 31, 2017 and 2016. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•	overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales and marketing, public relations, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as legal, marketing, national accounts and distribution, sales, administrative, and trading oversight personnel, as well as management executives;

•	providing a quarterly compliance certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

Throughout its history up until the end of the quarter ended December 31, 2017, the Company has completed nine purchases of assets related to the management of 27 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of December 31, 2017, or September 30, 2017.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of December 31, 2017.

The Company’s most recent asset purchase was completed in two stages. The first stage closed on December 1, 2017, when the Company purchased the assets related to the management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund and reorganized the assets of such funds into the Hennessy Cornerstone Large Growth Fund and the Hennessy Cornerstone Mid Cap 30 Fund, respectively. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of May 10, 2017, as amended, between the Company, Manning & Napier Group, LLC, and Rainier Investment Management, LLC. The purchase price of $1.0 million was funded with available cash and was based on the total net assets under management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund as measured at the close of business on November 30, 2017. The amount of the purchased assets as of the closing date were approximately $122 million.

The second stage of the transaction closed on January 12, 2018, which was in the Company’s second fiscal quarter. It consisted of the purchase of assets related to the management of the Rainier Small/Mid Cap Equity Fund (further discussed in the Subsequent Events footnote), and brought the number of asset purchases related to the management of mutual funds that have been completed by the Company to 28.

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

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision, and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually (except in limited circumstances) in the same manner as, and are subject to the same termination provisions as, the management contracts.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisor fees to the sub-advisors out of its own assets. Sub-advisor fees are calculated as a percentage of the applicable sub-advised fund’s average daily net asset value.

(4)	Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s bank loan with U.S. Bank had an outstanding principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,500,000 shares of the Company’s common stock at $16.67 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company entered into an amendment to its term loan agreement with U.S. Bank and California Bank & Trust to allow it to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement. On November 16, 2017, the Company entered into an amendment to its term loan agreement with U.S. Bank and California Bank & Trust to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company entered into an amendment to its term loan agreement with U.S. Bank and California Bank & Trust to allow it to consummate the purchases of the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund.

The current term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest based on, at the Company’s option:

(1) LIBOR plus a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”); or

(2) the sum of (a) the highest of the prime rate set by U.S. Bank from time to time, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.00%, and (b) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA.

Beginning March 1, 2016, the Company elected to use a one-month LIBOR rate contract, which has been renewed each subsequent month. As of December 31, 2017, the effective rate is 4.111%, which is comprised of the LIBOR rate of 1.361% as of December 1, 2017, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of September 30, 2017. The Company intends to renew the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2019. As of December 31, 2017, the Company had $25.2 million currently outstanding under its term loan ($24.9 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2017 and 2016.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 48 months. Amortization expense during the three-month periods ended December 31, 2017 and 2016, was $0.04 million for each period. The unamortized balance of the loan fees was $0.3 million as of December 31, 2017. The following is a reconciliation of the reclassification:

	Gross Debt at December 31, 2017	Debt Issuance Cost	Debt, Net of Issuance Cost, at December 31, 2017
	(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	20,781	(110)	20,671

Total Debt	$25,156	$(257)	$24,899

	Gross Debt at September 30, 2017	Debt Issuance Cost	Debt, Net of Issuance Cost, at September 30, 2017
	(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	21,875	(147)	21,728

Total Debt	$26,250	$(294)	$25,956

(5)	Income Taxes

The Company’s effective income tax rates for the three months ended December 31, 2017 and 2016, were -33.2% and 33.1%, respectively.

The effective income tax rate for the three months ended December 31, 2016, was lower than the federal statutory rate of 35% due to the early adoption of ASU 2016-09 (see further discussion in footnote 10), with a partial offset due to state taxes.

The effective income tax rate for the three months ended December 31, 2017, was a benefit due to the Tax Cuts and Jobs Act of 2017, with a slight offset due to state taxes. The Company was required to record a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of its deferred tax liability to account for the future impact of a lower federal corporate income tax rate.

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our U.S. federal tax returns for 2014 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal 2014. For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

(6)	Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three months ended December 31, 2017 and 2016.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, restricted stock units, and per share data have been adjusted to reflect this stock split.

A quarterly cash dividend of $0.075 per share was paid on December 8, 2017, to shareholders of record as of November 15, 2017.

(7)	Equity

Amended and Restated 2013 Omnibus Incentive Plan

On March 26, 2014, the Company adopted, and the Company’s shareholders approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years, at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Omnibus Plan during the three months ended December 31, 2017 or 2016.

RSU activity for the three months ended December 31, 2017, was as follows:

	RSU Activity Three Months Ended December 31, 2017
	Number of RSUs	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2017	358,291	$16.48
Granted	—	—
Vested (1)	(38,060)	15.72
Forfeited	—	—

Non-vested Balance at December 31, 2017	320,231	$16.57

(1)	The number of vested RSUs includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation expense has been booked. There were 26,421 net shares of common stock issued for RSUs vested in the three months ended December 31, 2017.

RSU Compensation Three Months Ended December 31, 2017
(In thousands)
Total expected compensation expense related to RSUs	$12,490
Compensation expense recognized at reporting date	(7,183)

Unrecognized compensation expense related to RSUs at reporting date	$5,307

As of December 31, 2017, there was $5.3 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

Dividend Reinvestment and Stock Purchase Plan

In March 2015, the Company established a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 546 and 404 shares of common stock during the three months ended December 31, 2017 and 2016, respectively.

As discussed in the Subsequent Events footnote, in January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan.

(8)	Commitments and Contingencies

The Company’s headquarters is located in leased office space under a single non-cancelable operating lease at 7250 Redwood Boulevard, Suite 200, Novato, California 94945. The lease expires June 30, 2021, with one five-year extension available thereafter.

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

As of December 31, 2017, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of December 31, 2017 and September 30, 2017:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$12,845	$—	$—	$12,845
Mutual fund investments	9	—	—	9

Total	$12,854	$—	$—	$12,854

Amounts included in:
Cash and cash equivalents	$12,845	$—	$—	$12,845
Investments in marketable securities	9	—	—	9

Total	$12,854	$—	$—	$12,854

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$13,832	$—	$—	$13,832
Mutual fund investments	8	—	—	8

Total	$13,840	$—	$—	$13,840

Amounts included in:
Cash and cash equivalents	$13,832	$—	$—	$13,832
Investments in marketable securities	8	—	—	8

Total	$13,840	$—	$—	$13,840

There were no transfers between levels during the three months ended December 31, 2017, or the year ended September 30, 2017.

(10)	New Accounting Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The Company adopted this standard in the current period and adjusted the September 30, 2017 balance sheet for consistency.

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

We elected to early adopt ASU 2016-09, using a modified retrospective approach. As a result of early adoption of ASU 2016-09, an income tax benefit of approximately $0.2 million was recognized as a discrete event in the quarterly period ended December 31, 2016.

(11)    Asset Purchase of Two Rainier U.S. Funds

On December 1, 2017, the Company completed the purchase of the assets related to the management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund and reorganized the assets of such funds into the Hennessy Cornerstone Large Growth Fund and the Hennessy Cornerstone Mid Cap 30 Fund, respectively. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of May 10, 2017, as amended, between the Company, Manning & Napier Group, LLC, and Rainier Investment Management, LLC. The purchase price of $1.0 million was funded with available cash and was based on the total net assets under management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund as measured at the close of business on November 30, 2017. The amount of the purchased assets as of the closing date were approximately $122 million.

(12)    Subsequent Events

The Company entered into a single, non-cancelable operating sub-lease at 4800 Bee Caves Road, Suite 100, Austin, Texas 78746, where it occupies approximately 600 square feet and has the right to use all common areas. The term of the sub-lease commenced on January 4, 2018, and expires on December 31, 2018, but will automatically renew for successive six-month periods unless either party gives at least 60 days’ notice of termination to the other party prior to the renewal date. The rent expense is $1,500 per month for the initial term of the sub-lease.

On January 12, 2018, the Company completed the purchase of the assets related to the management of the Rainier Small/Mid Cap Equity Fund and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of May 10, 2017, as amended, between the Company, Manning & Napier Group, LLC, and Rainier Investment Management, LLC. The purchase price of $2.1 million was funded with available cash and was based on the total net assets under management of the Rainier Small/Mid Cap Equity Fund as measured at the close of business on January 11, 2018. The amount of the purchased assets as of the closing date were approximately $253 million.

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan. The maximum number of shares that may be issued under the updated plan is 1,550,000 shares, all of which remain available for issuance.

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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the Securities and Exchange Commission. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while domestic economic conditions currently are relatively favorable, further increases in short-term interest rates, policy changes from the administration in Washington, D.C., and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Overview

Our primary operating activity is providing investment advisory services to 14 open-end mutual funds branded as the Hennessy Funds. With respect to four of the funds, a sub-advisor acts as portfolio manager for each fund, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to the applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds.

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

U.S. equity markets posted strong gains in the three-month period ended December 31, 2017. U.S. equities rose primarily in anticipation of the enactment of the Tax Cuts and Jobs Act of 2017, slated to lower corporate tax rates significantly. The bill was duly passed on December 22, 2017. Indications of an acceleration in domestic economic activity in the three-month period, highlighted by two consecutive quarters of real GDP growth above 3%, also encouraged investors. The Federal Reserve, feeling confident about the strength of the economy and mindful of a tighter labor market and continued robust job growth, raised short-term interest rates by a quarter point in December.

Long-term U.S. bond yields drifted up minimally over the three-month period ended December 31, 2017. Notwithstanding the recent strength of the economy, inflation has remained subdued and wage growth has been moderate over the last year, keeping bond yields from moving significantly higher.

The Japanese equity market rose over 8% in local currency terms over the three-month period ended December 31, 2017, boosted by evidence of continued strong economic growth and healthy corporate profits growth. Investors were also happy to see the yen hold steady over the period. Solid increases in industrial production and a notable acceleration in the inflation rate also helped improve investor sentiment over the period.

We seek to provide positive annualized returns to investors in the Hennessy Funds over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We regularly target over 100,000 financial advisors through our marketing and sales program, and currently serve approximately 19,000 advisors who utilize the Hennessy Funds for their clients. More than one in five of those advisors owns two or more of the Hennessy Funds. We continually seek to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 325,000 mutual fund accounts across the country. In addition, we have an active public relations effort with the Hennessy brand name appearing on TV, radio, print or online media on average once every two to three days.

Each of the 14 Hennessy Funds achieved positive annualized returns for the three-year, five-year, 10-year, and since inception periods ended December 31, 2017. In the one-year period ended December 31, 2017, only one of the 14 Hennessy Funds had a negative return, and it was down less than 0.5%. Total assets under management as of December 31, 2017, was $6.9 billion, an increase of 5.0%, or $331 million, from $6.6 billion as of December 31, 2016. The increase in total assets from December 31, 2016, to December 31, 2017, was attributable to positive market impact and to the purchase of assets related to the management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund.

The following table illustrates the changes quarter by quarter in our assets under management since December 31, 2016:

	Total Assets Under Management
	At Each Quarter End, December 31, 2016, through December 31, 2017
	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
	(In thousands)
Beginning assets under management	$6,698,519	$6,592,589	$6,635,802	$6,526,756	$6,612,812
Acquisition inflows	—	—	—	—	121,831
Organic inflows	327,308	376,440	249,043	197,671	324,132
Redemptions	(647,952)	(554,606)	(496,768)	(393,988)	(480,832)
Market appreciation	214,714	221,379	138,679	282,373	346,050

Ending assets under management	$6,592,589	$6,635,802	$6,526,756	$6,612,812	$6,923,993

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2017, this asset had a net balance of $75.7 million, compared to $74.4 million as of December 31, 2016. The current period increase was mainly due to the purchase of assets related to the management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,500,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of December 31, 2017, this liability had a balance of $25.2 million, compared to $29.5 million as of December 31, 2016. The decrease was the result of making monthly loan payments on our bank debt.

2017 Corporate Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The law is required to be accounted for in the period of enactment, which for us is our first fiscal quarter of 2018. We recorded a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of our deferred tax liability based on the lower federal corporate income tax rate. We expect the Tax Cuts and Jobs Act to favorably impact our net income, earnings per share, and cash flows in the future by way of a lower corporate tax rate.

Results of Operations

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016

The following table sets forth items in the statement of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017		2016
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$12,672	91.7%	$12,109	91.1%
Shareholder service fees	1,141	8.3	1,185	8.9

Total revenue	13,813	100.0	13,294	100.0

Operating expenses:
Compensation and benefits	3,166	22.9	3,214	24.2
General and administrative	1,515	11.0	1,395	10.5
Mutual fund distribution	120	0.9	61	0.5
Sub-advisor fees	2,532	18.3	2,289	17.2
Amortization and depreciation	83	0.6	93	0.6

Total operating expenses	7,416	53.7	7,052	53.0

Net operating income	6,397	46.3	6,242	47.0

Interest expense	263	1.8	266	2.0
Other income	(13)	—	—	—

Income before income tax expense	6,147	44.5	5,976	45.0

Income tax (benefit) expense	(2,040)	(14.8)	1,980	14.9

Net income	$8,187	59.3%	$3,996	30.1%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue is comprised of investment advisory fees and shareholder service fees. Total revenue increased 3.9% from the prior comparable period to $13.8 million in the three months ended December 31, 2017.

Investment advisory fees increased 4.6% from the prior comparable period to $12.7 million in the three months ended December 31, 2017. The increase in investment advisory fees were mainly due to increased average daily net assets of the Hennessy Funds.

Average daily net assets of the Hennessy Funds for the three months ended December 31, 2017, increased by $217 million, or 3.3%, to $6.76 billion, versus the prior comparable period.

Shareholder service fees decreased 3.7% from the prior comparable period to $1.1 million in the three months ended December 31, 2017. The decrease in shareholder service fees was due to a change in the composition of average daily net assets. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee. The average daily net assets held in Institutional Class shares increased, while the average daily net assets held in Investor Class shares decreased versus the prior comparable period.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These range between an annual rate of 0.40% and 0.90% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2017, was the Hennessy Focus Fund, with $2.76 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial results. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2017, was the Hennessy Gas Utility Fund, with $1.38 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of December 31, 2017, was $6.9 billion, an increase of 4.7% or $311 million, compared with $6.6 billion as of September 30, 2017. The increase in total assets under management over the three months ended December 31, 2017, was due to positive market impact and the purchase of assets related to the management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund. The Hennessy Funds with the three largest amounts of net inflows for the three months ended December 31, 2017, were as follows:

•	Hennessy Japan Fund: $69 million

•	Hennessy Japan Small Cap Fund: $53 million

•	Large Cap Financial Fund: $1 million

The Hennessy Funds with the three largest amounts of net outflows for the three months ended December 31, 2017, were as follows:

•	Hennessy Mid Cap 30 Fund: -$108 million

•	Hennessy Gas Utility Fund: -$73 million

•	Hennessy Focus Fund: -$57 million

Redemptions as a percentage of assets under management decreased from an average of 3.3% per month during the three months ended December 31, 2016, to 2.4% per month during the three months ended December 31, 2017.

Operating and Other Expenses

Total operating expenses increased 5.2% to $7.4 million in the three months ended December 31, 2017, from $7.1 million in the prior comparable period. The increase is due primarily to increases in sub-advisor fee expense and general and administrative expense, but was partially offset by a decrease in compensation and benefits expense. As a percentage of total revenue, total operating expenses increased 0.7 percentage points to 53.7% in the three months ended December 31, 2017, as compared to 53.0% in the prior comparable period.

Compensation and Benefits Expense: Compensation and benefits expense decreased 1.5% to $3.17 million in the three months ended December 31, 2017, from $3.21 million in the prior comparable period. The decrease is primarily due to a decrease in the Company’s incentive-based compensation expense. As a percentage of total revenue, compensation and benefits expense decreased 1.3 percentage points to 22.9% for the three months ended December 31, 2017, compared to 24.2% in the prior comparable period.

General and Administrative Expense: General and administrative expense increased 8.6% to $1.5 million in the three months ended December 31, 2017, from $1.4 million in the prior comparable period. The increase resulted from increased sales and distribution-related costs in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense increased 0.5 percentage points to 11.0% in the three months ended December 31, 2017, compared to 10.5% in the prior comparable period.

Mutual Fund Distribution Expense: Mutual fund distribution expense increased 96.7% to $0.1 million in the three months ended December 31, 2017, from $0.06 million in the prior comparable period. As a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 0.9% for the three months ended December 31, 2017, compared to 0.5% in the prior comparable period ended December 31, 2016.

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

The increase in mutual fund distribution expense in the current three-month period is due to both entering into contract amendments that altered the services provided (and associated fees), and changes in the composition of average daily net assets held by financial institutions. These changes have led to an allocation of a larger portion of mutual fund distribution expense to the Company.

Sub-Advisor Fee Expense: Sub-advisor fee expense increased 10.6% to $2.5 million in the three months ended December 31, 2017, from $2.3 million in the prior comparable period. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisor fee expense increased 1.1 percentage points to 18.3% for the three months ended December 31, 2017, compared to 17.2% in the prior comparable period.

Amortization and Depreciation Expense: Amortization and depreciation expense decreased 10.8% to $0.08 million in the three months ended December 31, 2017, from $0.09 million in the prior comparable period. The decrease is a result of a reduced fixed asset base for the three months ended December 31, 2017, compared to the prior comparable period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.6% for the three months ended December 31, 2017, compared to the prior comparable period.

Interest Expense: Interest expense decreased 1.1% to $0.263 million in the three months ended December 31, 2017, from $0.266 million in the prior comparable period. The decrease is due primarily to a decrease in the Company’s principal loan balance compared to the prior comparable period, although that was partly offset by an increase in the interest rate charged to the loan. As a percentage of total revenue, interest expense decreased 0.2 percentage points to 1.8% for the three months ended December 31, 2017, compared to 2.0% in the prior comparable period ended December 31, 2016.

Income Tax Expense: The provision for income tax expense decreased 203.0% to a benefit of $2.0 million in the three months ended December 31, 2017, from an expense of $2.0 million in the prior comparable period. This decrease is due to the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017. The Company was required to record a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of the Company’s deferred tax liability based on the lower federal corporate income tax rate. As a percentage of total revenue, income tax expense decreased 29.7 percentage points to -14.8% for the three months ended December 31, 2017, compared to 14.9% in the prior comparable period.

Net Income

Net income increased by 104.9% to $8.2 million in the three months ended December 31, 2017, from $4.0 million in the prior comparable period, primarily as a result of the reduction in income tax expense discussed above. As a percentage of total revenue, net income increased 29.2 percentage points to 59.3% for the three months ended December 31, 2017, compared to 30.1% in the prior comparable period.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2017, will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of December 31, 2017, was $6.9 billion, which was an increase of $331 million, or 5.0%, from December 31, 2016. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $76.0 million as of December 31, 2017. As of December 31, 2017, we had cash and cash equivalents of $15.2 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2017 and 2016:

	For the Three Months Ended December 31,
	2017	2016
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$2,363	$2,382
Investing cash outflows	(1,115)	(83)
Financing cash outflows	(1,750)	(1,729)

Net (decrease) increase in cash and cash equivalents	$(502)	$570

The increase in cash provided by operating activities of $0.02 million is mainly due to timing of the payout of prepaid expenses in the current period versus the prior comparable period.

The increase in cash used in investing activities of $1.0 million is mainly related to the purchases of the assets related to the management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund.

The increase in cash used in financing activities of $0.02 million is due to an increase in the dividend payments in the current period versus the prior comparable period.

The Company has an outstanding bank loan with U.S. Bank, as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender, which replaced and refinanced the bank loan previously entered into by the Company and U.S. Bank on October 26, 2012, and amended on November 1, 2013. Immediately prior to September 17, 2015, the Company’s bank loan with U.S. Bank had an outstanding principal balance of $23.0 million. On September 17, 2015, in anticipation of the repurchase of up to 1,500,000 shares of the Company’s common stock at $16.67 per share pursuant to its self-tender offer, the Company entered into a new term loan agreement to fund in part its self-tender offer, thereby increasing its total loan balance to $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company entered into an amendment to its term loan agreement with U.S. Bank and California Bank & Trust to allow it to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement. On November 16, 2017, the Company entered into an amendment to its term loan agreement with U.S. Bank and California Bank & Trust to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company entered into an amendment to its term loan agreement with U.S. Bank and California Bank & Trust to allow it to consummate the purchases of the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund.

The current term loan agreement requires 48 monthly payments of $364,583 plus interest based on, at our option:

(1) LIBOR plus a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”); or

(2) the sum of (a) the highest of the prime rate set by U.S. Bank from time to time, the Federal Funds Rate plus 0.50%, or one-month LIBOR plus 1.00%, and (b) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA.

Beginning March 1, 2016, the Company elected to use a one-month LIBOR rate contract, which has been renewed each subsequent month. As of December 31, 2017, the effective rate is 4.111%, which is comprised of the LIBOR rate of 1.361% as of December 1, 2017, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of September 30, 2017. The Company intends to renew the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2019. As of December 31, 2017, the Company had $25.2 million currently outstanding under its term loan ($24.9 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2017 and 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. There were no material changes to the Company’s market risk during the three months ended December 31, 2017.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares from employees to pay for restricted stock units (“RSUs”) vested during the three-month period ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
	(a)	(b)	(c)	(d)
October 1-31, 2017(1)	7,329	$15.95	0	1,363,211
November 1-30, 2017	0	$0.00	0	1,363,211
December 1-31, 2017	0	$0.00	0	1,363,211

Total (2)	7,329	$15.95	0	1,363,211

(1)	The shares repurchased in October 2017 were repurchased according to the applicable employee’s instructions to pay for the vesting of RSUs granted on October 1, 2013, and October 15, 2014, and were not purchased pursuant to the stock buyback program described below.
(2)	The total shares repurchased were purchased at a weighted average price of $15.95 per share.
(3)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,500,000 shares. The program has no expiration date.

Item 6.	Exhibits

Set forth below is a listing of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Chief Executive Officer.

31.2	Rule 13a-14a Certification of the Chief Financial Officer.

32.1	Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. §1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2017, filed on January 25, 2018, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: January 25, 2018	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, Executive Vice President, Chief Financial Officer and Secretary