Form 10-Q
period 2018-03-31
HENNESSY ADVISORS INC
filed 2018-05-02
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-36423

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Boulevard, Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip Code)

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

As of April 27, 2018, there were 7,807,798 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:    FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,646	$15,700
Investments in marketable securities, at fair value	8	8
Investment fee income receivable	4,712	4,325
Prepaid expenses	478	1,614
Other accounts receivable	486	584

Total current assets	22,330	22,231

Property and equipment, net of accumulated depreciation of $1,027 and $922, respectively	369	254
Management contracts	78,022	74,628
Other assets	188	145

Total assets	$100,909	$97,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$4,521	$7,353
Income taxes payable	634	676
Deferred rent	187	202
Current portion of long-term debt, net of debt issuance costs	4,228	4,228

Total current liabilities	9,570	12,459

Long-term debt, net of debt issuance costs and current portion	19,614	21,728
Deferred income tax liability, net of deferred tax asset	7,693	11,541

Total liabilities	36,877	45,728

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized: 7,807,594 shares issued and outstanding at March 31, 2018, and 7,776,563 at September 30, 2017	16,125	14,943
Retained earnings	47,907	36,587

Total stockholders’ equity	64,032	51,530

Total liabilities and stockholders’ equity	$100,909	$97,258

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue:
Investment advisory fees	$12,893	$12,063	$25,565	$24,172
Shareholder service fees	1,113	1,173	2,254	2,358

Total revenue	14,006	13,236	27,819	26,530

Operating expenses:
Compensation and benefits	3,487	3,275	6,653	6,489
General and administrative	1,430	1,395	2,945	2,790
Mutual fund distribution	123	72	243	133
Sub-advisor fees	2,648	2,292	5,180	4,581
Amortization and depreciation	95	91	178	184

Total operating expenses	7,783	7,125	15,199	14,177

Net operating income	6,223	6,111	12,620	12,353
Interest expense	266	278	529	544
Other income	(22)	—	(35)	—

Income before income tax expense	5,979	5,833	12,126	11,809
Income tax expense (benefit)	1,424	2,205	(616)	4,185

Net income	$4,555	$3,628	$12,742	$7,624

Earnings per share:
Basic	$0.58	$0.47	$1.63	$0.99

Diluted	$0.58	$0.47	$1.62	$0.98

Weighted average shares outstanding (prior periods restated for stock split, see Note 6):
Basic	7,805,880	7,688,994	7,803,114	7,687,374

Diluted	7,886,380	7,773,622	7,865,207	7,784,353

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended March 31, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	12,742	12,742
Dividends paid	—	—	(1,365)	(1,365)
Employee and director restricted stock vested	38,700	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(9,316)	(94)	(57)	(151)
Shares issued for auto-investments pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	473	8	—	8
Shares issued for dividend reinvestment pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	1,174	21	—	21
Stock-based compensation	—	1,247	—	1,247

Balance at March 31, 2018	7,807,594	$16,125	$47,907	$64,032

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$12,742	$7,624
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	178	184
Deferred income taxes	(3,848)	1,296
Stock-based compensation	1,247	1,057
Amortization of loan fee payments	(73)	(73)

Change in operating assets and liabilities:
Investment fee income receivable	(387)	(330)
Prepaid expenses	1,136	620
Other accounts receivable	98	44
Other assets	(43)	3
Accrued liabilities and accounts payable	(2,832)	(2,019)
Income taxes payable	(42)	(383)
Deferred rent	(15)	83

Net cash provided by operating activities	8,161	8,106

Cash flows from investing activities:
Purchases of property and equipment	(220)	(68)
Payments related to management contracts	(3,394)	(119)

Net cash used in investing activities	(3,614)	(187)

Cash flows from financing activities:
Principal payments on bank loan	(2,114)	(2,114)
Restricted stock units repurchased for employee tax withholding	(151)	(168)
Proceeds from shares issued pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Repurchase Plans	29	2
Dividend payments	(1,365)	(1,074)
Cash paid for fractional shares	—	(1)

Net cash used in financing activities	(3,601)	(3,355)

Net increase in cash and cash equivalents	946	4,564
Cash and cash equivalents at the beginning of the period	15,700	3,535

Cash and cash equivalents at the end of the period	$16,646	$8,099

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$2,206	$1,994

Interest	$534	$271

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)     Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2018, the Company’s operating results for the three and six months ended March 31, 2018 and 2017, and the Company’s cash flows for the six months ended March 31, 2018 and 2017. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining a toll-free number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 “Revenue Recognition.”

Effective February 28, 2017, the Company waives fees with respect to the Hennessy Technology Fund to comply with a contractual expense ratio limitation. The fee waiver is calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC and subsequently reviewed by management, and is charged to expense monthly by the Company as an offset to revenue. The waived fee is deducted from investment advisory fee income and reduces the aggregate amount of advisory fees received by the Company in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. If the Company elects to voluntarily waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)     Management Contracts Purchased

Throughout its history, the Company has completed nine purchases of assets related to the management of 28 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of March 31, 2018, or September 30, 2017.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of March 31, 2018, or September 30, 2017.

Most recently, the Company purchased the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund (collectively, the “Rainier U.S. Funds”). In the aggregate, the Company paid $3.1 million for approximately $375 million of assets related to management of the Rainier U.S. Funds. The transaction, which was completed in two stages, was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of May 10, 2017, as amended, between the Company, Manning & Napier Group, LLC, and Rainier Investment Management, LLC.

The details of the first stage of the transaction, which closed on December 1, 2017, are as follows:

•	The Company purchased the assets related to the management of (i) the Rainier Large Cap Equity Fund, which were reorganized into the Hennessy Cornerstone Large Growth Fund, and (ii) the Rainier Mid Cap Equity Fund, which were reorganized into the Hennessy Cornerstone Mid Cap 30 Fund.

•	The purchase price of $1.0 million was funded with available cash and was based on the total net assets under management of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund as measured at the close of business on November 30, 2017.

•	The amount of the purchased assets under management as of the closing date was approximately $122 million.

The details of the second stage of the transaction, which closed on January 12, 2018, are as follows:

•	The Company purchased the assets related to the management of the Rainier Small/Mid Cap Equity Fund and reorganized them into the Hennessy Cornerstone Mid Cap 30 Fund.

•	The purchase price of $2.1 million was funded with available cash and was based on the total net assets under management of the Rainier Small/Mid Cap Equity Fund as measured at the close of business on January 11, 2018.

•	The amount of the purchased assets under management as of the closing date was approximately $253 million.

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

Effective February 28, 2018, the Company amended the sub-advisory agreement with SPARX Asset Management Co., Ltd. (“SPARX”), the sub-advisor for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. The amendment increased the sub-advisory fee payable to SPARX for each fund to 0.35% of the first $500 million of daily net assets of such fund, 0.40% of the next $500 million of daily net assets of such fund, and 0.42% of daily net assets of such fund over $1 billion. Previously, the sub-advisory fee for the Hennessy Japan Fund was 0.35% and the sub-advisory fee for the Hennessy Japan Small Cap Fund was 0.20%. Each of these funds currently has less than $500 million of daily net assets.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisory fees to the sub-advisors out of its own assets. Sub-advisory fees are calculated as a percentage of the applicable sub-advised fund’s average daily net asset value.

(4)    Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with the repurchase of up to 1,500,000 shares of the Company’s common stock pursuant to its self-tender offer, the Company and its lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund. On November 16, 2017, the Company and its lenders entered into an amendment to the term loan agreement to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Rainier U.S. Funds.

The term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

(1) the sum of (a) a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time, (ii) the Federal Funds Rate plus 0.50%, or (iii) the one-month LIBOR rate plus 1.00%.

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of March 31, 2018, the effective rate is 4.414%, which is comprised of the one-month LIBOR rate of 1.664% as of March 1, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2017. The Company intends to continue renewing the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2019. As of March 31, 2018, the Company had $24.1 million outstanding under its term loan ($23.8 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2018 and 2017.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 48 months. Amortization expense during the six months ended March 31, 2018 and 2017, was $0.07 million for each period.

The unamortized balance of the loan fees was $0.2 million as of March 31, 2018. The following is a reconciliation of the reclassification:

	Gross Debt at at March 31, 2018	Debt Issuance Cost	Debt, Net of Issuance Cost, at March 31, 2018
		(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	19,687	(73)	19,614

Total Debt	$24,062	$(220)	$23,842

	Gross Debt at September 30, 2017	Debt Issuance Cost	Debt, Net of Issuance Cost, at September 30, 2017
		(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	21,875	(147)	21,728

Total Debt	$26,250	$(294)	$25,956

(5)    Income Taxes

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which permits companies a period of one year from the enactment date of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) to account for the resulting tax effects. Any required adjustment would be included in “net earnings from continuing operations” as an adjustment to income tax expense in the reporting period during which such adjustment is identified. In our first quarter, based on available information, we estimated the impact of the reduced corporate tax rate and re-measured our deferred tax liability. This resulted in a reduction to income tax expense of approximately $4 million.

The Company’s effective income tax rates for the three months ended March 31, 2018 and 2017, were 23.8% and 37.8%, respectively. The effective income tax rate was lower for the three months ended March 31, 2018, due to the reduced federal tax rate resulting from the 2017 Tax Act, offset partially by state taxes.

The Company’s effective income tax rates for the six months ended March 31, 2018 and 2017, were -5.1% and 35.4%, respectively. The effective income tax rate for the six months ended March 31, 2018, was a benefit due to the 2017 Tax Act, with a slight offset due to state taxes and increased income before income tax expense. For the three months ended December 31, 2017, the Company was required to record a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of its deferred tax liability to account for the future impact of a lower federal corporate income tax rate.

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our U.S. federal tax returns for 2014 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal year 2014. For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

(6)    Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock units (“RSUs”).

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and six months ended March 31, 2018 and 2017.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, RSUs, and per share data have been adjusted to reflect this stock split.

A quarterly cash dividend of $0.10 per share was paid on March 5, 2018, to shareholders of record as of February 9, 2018.

(7)    Equity

Amended and Restated 2013 Omnibus Incentive Plan

The Company has adopted, and the Company’s shareholders have approved, an Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years, at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Omnibus Plan during the six months ended March 31, 2018 or 2017.

RSU activity for the six months ended March 31, 2018, was as follows:

	RSU Activity
	Six Months Ended March 31, 2018
	Number of RSUs	Weighted Avg. Fair Value Per Share at Each Date
Non-vested balance at September 30, 2017	358,291	$16.48
Granted	—	—
Vested (1)	(78,901)	15.78
Forfeited	—	—

Non-vested balance at March 31, 2018	279,390	$16.67

(1)	The number of vested RSUs includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation expense has been booked. There were 29,384 net shares of common stock issued for vested and issued RSUs in the six months ended March 31, 2018.

RSU Compensation Six Months Ended March 31, 2018
(In thousands)
Total expected compensation expense related to RSUs	$12,490
Compensation expense recognized at reporting date	(7,831)

Unrecognized compensation expense related to RSUs at reporting date	$4,659

As of March 31, 2018, there was $4.7 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 1,647 and 933 shares of common stock during the six months ended March 31, 2018 and 2017, respectively.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately-negotiated transactions, or otherwise. The Company did not repurchase any shares pursuant to the stock buyback program during the six months ended March 31, 2018 or 2017.

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

The Company also has office space under a single, non-cancelable operating sub-lease at 4800 Bee Caves Road, Suite 100, Austin, Texas 78746, where it occupies approximately 600 square feet and has the right to use all common areas. The term of the sub-lease commenced on January 4, 2018, and expires on December 31, 2018, but will automatically renew for successive six-month periods unless either party gives at least 60 days’ notice of termination to the other party prior to the renewal date. The rent expense is $1,500 per month for the initial term of the sub-lease.

As of March 31, 2018, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of March 31, 2018, and September 30, 2017:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$12,867	$—	$—	$12,867
Mutual fund investments	8	—	—	8

Total	$12,875	$—	$—	$12,875

Amounts included in:
Cash and cash equivalents	$12,867	$—	$—	$12,867
Investments in marketable securities	8	—	—	8

Total	$12,875	$—	$—	$12,875

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$13,832	$—	$—	$13,832
Mutual fund investments	8	—	—	8

Total	$13,840	$—	$—	$13,840

Amounts included in:
Cash and cash equivalents	$13,832	$—	$—	$13,832
Investments in marketable securities	8	—	—	8

Total	$13,840	$—	$—	$13,840

There were no transfers between levels during the six months ended March 31, 2018, or the year ended September 30, 2017.

(10)    New Accounting Standards

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The Company adopted this standard in the current year and adjusted the prior period for consistency.

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting.” The new standard contains several amendments that will simplify the recognition for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification within the statement of cash flows for certain components of share-based awards. Early adoption is permitted for any interim or annual period. The changes in the new standard eliminate the recognition of excess tax benefits or tax deficiencies from the statement of stockholders’ equity. Under the new guidance, all excess tax benefits and tax deficiencies resulting from stock-based compensation awards vesting and exercises are recognized prospectively within income tax expense, and excess tax benefits are recognized regardless of whether they reduce current taxes payable. This will increase the volatility of our effective tax rate.

We elected to early adopt ASU 2016-09, using a modified retrospective approach. As a result of early adoption of ASU 2016-09, an income tax benefit of approximately $0.2 million was recognized as a discrete event in the quarterly period ended December 31, 2016.

In January 2017, the FASB issued ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The update eliminates a step from impairment testing to simplify the process, particularly for entities with a zero or negative carrying amount for an intangible asset. This update is effective for annual reporting periods beginning after December 15, 2019 (our fiscal year 2021). The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from “accumulated other comprehensive income (loss)” to retained earnings for stranded tax effects resulting from the 2017 Tax Act. This update is effective for annual reporting periods beginning after December 15, 2018 (our fiscal year 2020). The adoption of this update is not expected to have a material impact on our financial condition, results of operations or cash flows.

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

Overview

Our primary operating activity is providing investment advisory services to 14 open-end mutual funds branded as the Hennessy Funds. With respect to four of the funds, sub-advisors act as portfolio managers, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to the applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds.

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

U.S. equity markets rose modestly over the six months ended March 31, 2018. U.S. equities rallied strongly over the first half of the period in response to the enactment of the 2017 Tax Act, which lowered corporate tax rates significantly. Investors were also encouraged by two consecutive quarters of real GDP growth above 3%. However, equity prices gave up most of their gains in the second half of the period in reaction to the imposition of trade tariffs on steel and aluminum and fears that additional tariffs being proposed could provoke a trade war with America’s largest trading partners. The Federal Reserve, which appeared to continue to feel confident about the strength of the economy and mindful of a tight labor market and the possibility of a slight acceleration in inflation in 2018, raised short-term interest rates twice by a quarter point each time, in December and March.

Long-term U.S. bond yields rose sharply over the six months ended March 31, 2018. Indications of an acceleration in domestic economic activity over the period, together with signals from the Federal Reserve that the pace of interest rate increases would be nudged higher, combined to send bond prices lower.

The Japanese equity market retreated modestly in local currency terms over the six months ended March 31, 2018. Equities rallied higher in the first half of the period, boosted by evidence of continued strong economic growth, an acceleration in inflation, and healthy corporate profits growth. However, equity prices dropped sharply in the second half of the period as the imposition of trade tariffs by the U.S. set off fears of an international trade war. The yen also strengthened in response to the perception of higher risk globally, contributing to the decline in equities.

We seek to provide positive annualized returns to investors in the Hennessy Funds over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We use a database containing over 100,000 Registered Investment Advisors and Registered Representatives (“Advisors”) nationwide to whom we strategically target and regularly market, and approximately 19,500 of these Advisors currently use the Hennessy Funds for their clients. More than one in five of those Advisors owns two or more of the Hennessy Funds. We continually seek to expand our sales and distribution efforts, to serve our Advisor community, and to provide high-quality and personalized services to our over 330,000 mutual fund accounts across the country. In addition, we have an active public relations effort with the Hennessy brand name appearing on television, radio, print, or online media on average once every two to three days.

Each of the 14 Hennessy Funds achieved positive annualized returns for the three-year, five-year, 10-year, and since inception periods ended March 31, 2018. All but one of the Hennessy Funds achieved a positive return in the one-year period ended March 31, 2018.

Total assets under management as of March 31, 2018, was $6.58 billion, a decrease of 0.9%, or $58 million, from $6.64 billion as of March 31, 2017. The decrease in total assets from March 31, 2017, to March 31, 2018, was attributable to net outflows from the Hennessy Funds, offset by market appreciation and the purchase of assets related to the management of the Rainier U.S. Funds.

The following table illustrates the changes quarter by quarter in our assets under management since March 31, 2017:

	Total Assets Under Management
	At Each Quarter End, March 31, 2017, through March 31, 2018
	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018
	(In thousands)
Beginning assets under management	$6,592,589	$6,635,802	$6,526,756	$6,612,812	$6,923,993
Acquisition inflows	—	—	—	121,831	252,530
Organic inflows	376,440	249,043	197,671	324,132	460,948
Redemptions	(554,606)	(496,768)	(393,988)	(480,832)	(700,679)
Market appreciation
(depreciation)	221,379	138,679	282,373	346,050	(359,413)

Ending assets under management	$6,635,802	$6,526,756	$6,612,812	$6,923,993	$6,577,379

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2018, this asset had a net balance of $78.0 million, compared to $74.6 million as of September 30, 2017. The current period increase was mainly due to the purchase of assets related to the management of the Rainier U.S. Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,500,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of March 31, 2018, this liability had a gross balance of $24.1 million, compared to $26.3 million as of September 30, 2017. The decrease was the result of making monthly loan payments on our bank debt.

2017 Corporate Tax Reform

On December 22, 2017, the 2017 Tax Act was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The law was required to be accounted for in the period of enactment, which was our first fiscal quarter of 2018. As a result, we recorded a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of our deferred tax liability based on the lower federal corporate income tax rate.

Beginning January 1, 2018, the 2017 Tax Act reduced our corporate federal income tax rate, favorably impacting our net income, earnings per share, and cash flows for our second fiscal quarter of 2018.

Results of Operations

The following tables set forth items in the statement of income as dollar amounts and as percentages of total revenue for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$12,893	92.1%	$12,063	91.1%
Shareholder service fees	1,113	7.9	1,173	8.9

Total revenue	14,006	100.0	13,236	100.0

Operating expenses:
Compensation and benefits	3,487	24.9	3,275	24.8
General and administrative	1,430	10.2	1,395	10.5
Mutual fund distribution	123	0.9	72	0.5
Sub-advisor fees	2,648	18.9	2,292	17.3
Amortization and depreciation	95	0.7	91	0.7

Total operating expenses	7,783	55.6	7,125	53.8

Net operating income	6,223	44.4	6,111	46.2

Interest expense	266	1.9	278	2.1
Other income	(22)	(0.2)	—	—

Income before income tax expense	5,979	42.7	5,833	44.1

Income tax expense	1,424	10.2	2,205	16.7

Net income	$4,555	32.5%	$3,628	27.4%

	Six Months Ended March 31,
	2018		2017
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$25,565	91.9%	$24,172	91.1%
Shareholder service fees	2,254	8.1	2,358	8.9

Total revenue	27,819	100.0	26,530	100.0

Operating expenses:
Compensation and benefits	6,653	23.9	6,489	24.5
General and administrative	2,945	10.6	2,790	10.5
Mutual fund distribution	243	0.9	133	0.5
Sub-advisor fees	5,180	18.6	4,581	17.2
Amortization and depreciation	178	0.6	184	0.7

Total operating expenses	15,199	54.6	14,177	53.4

Net operating income	12,620	45.4	12,353	46.6

Interest expense	529	1.9	544	2.1
Other income	(35)	(0.1)	—	—

Income before income tax expense	12,126	43.6	11,809	44.5

Income tax (benefit) expense	(616)	(2.2)	4,185	15.8

Net income	$12,742	45.8%	$7,624	28.7%

Revenue

Total revenue is comprised of investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, total revenue increased by 5.8%, from $13.2 million to $14.0 million, investment advisory fees increased by 6.9%, from $12.1 million to $12.9 million, and shareholder service fees decreased by 5.1%, from $1.2 million to $1.1 million.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, total revenue increased by 4.9%, from $26.5 million to $27.8 million, investment advisory fees increased by 5.8%, from $24.2 million to $25.6 million, and shareholder service fees decreased by 4.4%, from $2.4 million $2.3 million.

The increase in investment advisory fees for each of the above periods was mainly due to increased average daily net assets of the Hennessy Funds. Average daily net assets for the three months ended March 31, 2018, increased to $6.90 billion, which represents an increase of $270 million, or 4.1%, compared to the three months ended March 31, 2017. Average daily net assets for the six months ended March 31, 2018, increased to $6.83 billion, which represents an increase of $243 million, or 3.7%, compared to the six months ended March 31, 2017. The decrease in shareholder service fees for each of the above periods was due to an increase in the average daily net assets held in Institutional Class shares and a decrease in the average daily net assets held in Investor Class shares over such periods. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These range between an annual rate of 0.40% and 0.90% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2018, was the Hennessy Focus Fund, with $2.76 billion for each period. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisory fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial results. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2018, was the Hennessy Gas Utility Fund, with $1.15 billion and $1.27 billion, respectively. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2018, was $6.6 billion. Compared with assets under management as of December 31, 2017, this represents a decrease of $347 million, or 5.0%. Compared with assets under management as of September 30, 2017, this represents a decrease of $35 million, or 0.5%. The decrease for each of the above periods was attributable to market depreciation and net outflows from the Hennessy Funds, partially offset by the purchase of assets related to the management of the Rainier U.S. Funds.

The Hennessy Funds with the three largest amounts of net inflows for the three and six months ended March 31, 2018, were as follows:

Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
Fund	Net Inflow	Fund	Net Inflow
Hennessy Japan Fund	$105 million	Hennessy Japan Fund	$174 million
Hennessy Japan Small Cap Fund	$73 million	Hennessy Japan Small Cap Fund	$125 million
Hennessy Large Cap Financial Fund	$18 million	Hennessy Large Cap Financial Fund	$19 million

The Hennessy Funds with the three largest amounts of net outflows for the three and six months ended March 31, 2018, were as follows:

Three Months Ended March 31, 2018		Six Months Ended March 31, 2018
Fund	Net Outflow	Fund	Net Outflow
Hennessy Gas Utility Fund	-$176 million	Hennessy Gas Utility Fund	-$250 million
Hennessy Mid Cap 30 Fund	-$122 million	Hennessy Mid Cap 30 Fund	-$230 million
Hennessy Focus Fund	-$84 million	Hennessy Focus Fund	-$141 million

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, redemptions as a percentage of assets under management increased from an average of 2.8% per month to 3.4% per month. Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, redemptions as a percentage of assets under management decreased from an average of 3.0% per month to 2.9% per month.

Operating Expenses

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, total operating expenses increased by 9.2%, from $7.1 million to $7.8 million. The increase was due primarily to increases in sub-advisory fee expense and compensation and benefits expense. As a percentage of total revenue, total operating expenses increased 1.8 percentage points to 55.6%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, total operating expenses increased by 7.2%, from $14.2 million to $15.2 million. The increase was due primarily to an increase in sub-advisory fee expense. As a percentage of total revenue, total operating expenses increased 1.2 percentage points to 54.6%.

Compensation and Benefits Expense

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, compensation and benefits expense increased by 6.5%, from $3.3 million to $3.5 million. The increase was due primarily to an increase in the Company’s stock-based compensation expense. As a percentage of total revenue, compensation and benefits expense increased 0.1 percentage points to 24.9%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, compensation and benefits expense increased by 2.5%, from $6.5 million to $6.7 million. The increase was due primarily to an increase in the Company’s stock-based compensation expense. As a percentage of total revenue, compensation and benefits expense decreased 0.6 percentage points to 23.9%.

General and Administrative Expense

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, general and administrative expense increased by 2.5%, from $1.40 million to $1.43 million. The increase resulted from increased variable sales-related costs and business development-related expenses in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense decreased 0.3 percentage points to 10.2%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, general and administrative expense increased by 5.6%, from $2.8 million to $2.9 million. The increase resulted primarily from increased variable sales-related costs in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense increased 0.1 percentage points to 10.6%.

Mutual Fund Distribution Expense

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

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, mutual fund distribution expense increased by 70.8%, from $0.07 million to $0.12 million. The increase was due to both entering into contract amendments that altered the services provided (and associated fees) and changes in the composition of average daily net assets held by financial institutions. These changes have led to an allocation of a larger portion of mutual fund distribution expense to the Company. As a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 0.9%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, mutual fund distribution expense increased by 82.7%, from $0.1 million to $0.2 million. The increase was due to both entering into contract amendments that altered the services provided (and associated fees) and changes in the composition of average daily net assets held by financial institutions. As a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 0.9%.

Sub-Advisory Fee Expense

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, sub-advisory fee expense increased by 15.5%, from $2.3 million to $2.6 million. The increase was a result of an increase in average assets under management in the sub-advised Hennessy Funds as well as, to a much lesser extent, the amendment to the sub-advisory agreement with SPARX, which immediately increased the sub-advisory fees payable to SPARX for the Hennessy Japan Small Cap Fund. As a percentage of total revenue, sub-advisory fee expense increased 1.6 percentage points to 18.9%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, sub-advisory fee expense increased by 13.1%, from $4.6 million to $5.2 million. The increase was primarily a result of an increase in average assets under management in the sub-advised Hennessy Funds. As a percentage of total revenue, sub-advisory fee expense increased 1.4 percentage points to 18.6%.

Amortization and Depreciation Expense

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, amortization and depreciation expense increased by 4.4%, from $0.09 million to $0.10 million. The increase was a result of higher fixed asset purchases in the current period. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, amortization and depreciation expense decreased by 3.3%, from $0.184 million to $0.178 million. The decrease was a result of a lower fixed asset base over the six-month period. As a percentage of total revenue, amortization and depreciation expense decreased 0.1 percentage points to 0.6%.

Interest Expense

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, interest expense decreased by 4.3%, from $0.28 million to $0.27 million. The decrease was due primarily to a decrease in the Company’s principal loan balance, and was partly offset by an increase in the interest rate charged to the loan. As a percentage of total revenue, interest expense decreased 0.2 percentage points to 1.9%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, interest expense decreased by 2.8%, from $0.54 million to $0.53 million. The decrease was also due primarily to a decrease in the Company’s principal loan balance, and was partly offset by an increase in the interest rate charged to the loan. As a percentage of total revenue, interest expense decreased 0.2 percentage points to 1.9%.

Income Tax Expense

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, the provision for income tax expense decreased by 35.4%, from $2.2 million to $1.4 million. This decrease was due to the 2017 Tax Act, signed into law on December 22, 2017, which reduced our corporate federal income tax rate. As a percentage of total revenue, income tax expense decreased 6.5 percentage points to 10.2%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, the provision for income tax expense decreased by 114.7% from an expense of $4.2 million to a benefit of $0.6 million. This decrease was due to the 2017 Tax Act. At December 31, 2017, the Company was required to record a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of the Company’s deferred tax liability based on the lower federal corporate income tax rate. As a percentage of total revenue, income tax expense decreased 18.0 percentage points to -2.2%.

Net Income

Comparing the three months ended March 31, 2017, to the three months ended March 31, 2018, net income increased by 25.6%, from $3.6 million to $4.6 million primarily as a result of the reduction in income tax expense discussed above. As a percentage of total revenue, net income increased 5.1 percentage points to 32.5%.

Comparing the six months ended March 31, 2017, to the six months ended March 31, 2018, net income increased by 67.1%, from $7.6 million to $12.7 million primarily as a result of the reduction in income tax expense discussed above. As a percentage of total revenue, net income increased 17.1 percentage points to 45.8%.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2018, will be sufficient to meet our short-term capital requirements. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of March 31, 2018, was $6.6 billion, which was a decrease of $58 million, or 0.9%, from March 31, 2017. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $78.4 million as of March 31, 2018. As of March 31, 2018, we had cash and cash equivalents of $16.6 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2018 and 2017:

	For the Six Months Ended March 31,
	2018	2017
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$8,161	$8,106
Investing cash outflows	(3,614)	(187)
Financing cash outflows	(3,601)	(3,355)

Net increase in cash and cash equivalents	$946	$4,564

The increase in cash provided by operating activities of $0.06 million for the six months ended March 31, 2018, was mainly due to increased operating income in the current period versus the six months ended March 31, 2017.

The increase in cash used in investing activities of $3.4 million was mainly related to the purchases of the assets related to the management of the Rainier U.S. Funds.

The increase in cash used in financing activities of $0.2 million was due to an increase in dividend payments.

On September 17, 2015, in connection with the repurchase of up to 1,500,000 shares of the Company’s common stock pursuant to its self-tender offer, the Company and its lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund. On November 16, 2017, the Company and its lenders entered into an amendment to the term loan agreement to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Rainier U.S. Funds.

The term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

(1) the sum of (a) a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time, (ii) the Federal Funds Rate plus 0.50%, or (iii) the one-month LIBOR rate plus 1.00%.

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of March 31, 2018, the effective rate is 4.414%, which is comprised of the one-month LIBOR rate of 1.664% as of March 1, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2017. The Company intends to continue renewing the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2019. As of March 31, 2018, the Company had $24.1 million outstanding under its term loan ($23.8 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2018 and 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. There were no material changes to the Company’s market risk during the six months ended March 31, 2018.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares from employees to pay for RSUs vested during the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (4)	Maximum number of shares that may yet be purchased under the plans or programs (4)
	(a)	(b)	(c)	(d)
January 1-31, 2018 (1)	1,662	$17.49	0	1,363,211
February 1-28, 2018	0	$0.00	0	1,363,211
March 1-31, 2018 (2)	325	$17.80	0	1,363,211

Total (3)	1,987	$17.54	0	1,363,211

(1)	The shares repurchased in January 2018 were repurchased according to the applicable employee’s instructions to pay for the vesting of RSUs granted on October 15, 2014, September 17, 2015, and September 21, 2016, and were not purchased pursuant to the stock buyback program described below.
(2)	The shares repurchased in March 2018 were repurchased according to the applicable employee’s instructions to pay for the vesting of RSUs granted on March 26, 2014, and were not purchased pursuant to the stock buyback program described below.
(3)	The total shares repurchased were purchased at a weighted average price of $17.54 per share.
(4)	The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company has adopted a stock buyback program, which it announced on August 5, 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,500,000 shares. The program has no expiration date.

Item 6.	Exhibits

Set forth below is a listing of all exhibits to this Quarterly Report on Form 10-Q.

3.1	Fifth Amended and Restated Bylaws (1)

10.1	Amendment to Third Amended and Restated Employment Agreement, dated as of January 26, 2018, between Hennessy Advisors, Inc. and Neil J. Hennessy (1)(2)

10.2	Employment Agreement, dated as of January 26, 2018, between Hennessy Advisors, Inc. and Teresa M. Nilsen (1)(2)

10.3	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between Hennessy Advisors, Inc. and Teresa M. Nilsen (1)(2)

10.4	First Amendment to Sub-Advisory Agreement, dated February 28, 2018, between Hennessy Advisors, Inc. and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund)

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. §1350.

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. §1350

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2018, filed on May 2, 2018, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.
(2)	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: May 2, 2018	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen, President, Chief Operating Officer, and Secretary