Form 10-Q
period 2018-06-30
HENNESSY ADVISORS INC
filed 2018-08-01
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 27, 2018, there were 7,808,527 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,142	$15,700
Investments in marketable securities, at fair value	8	8
Investment fee income receivable	4,457	4,325
Prepaid expenses	607	1,614
Other accounts receivable	484	584

Total current assets	26,698	22,231

Property and equipment, net of accumulated depreciation of $1,088 and $922, respectively	365	254
Management contracts	78,038	74,628
Other assets	188	145

Total assets	$105,289	$97,258

Liabilities and Stockholders’ Equity Current liabilities:
Accrued liabilities and accounts payable	$5,839	$7,353
Income taxes payable	418	676
Deferred rent	177	202
Current portion of long-term debt, net of debt issuance costs	4,228	4,228

Total current liabilities	10,662	12,459

Long-term debt, net of debt issuance costs and current portion	18,557	21,728
Deferred income tax liability, net of deferred tax asset	8,055	11,541

Total liabilities	37,274	45,728

Commitments and Contingencies (Note 8) Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized: 7,808,496 shares issued and outstanding at June 30, 2018, and 7,776,563 at September 30, 2017	16,672	14,943
Retained earnings	51,343	36,587

Total stockholders’ equity	68,015	51,530

Total liabilities and stockholders’ equity	$105,289	$97,258

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Investment advisory fees	$12,503	$12,020	$38,068	$36,192
Shareholder service fees	1,064	1,158	3,318	3,516

Total revenue	13,567	13,178	41,386	39,708

Operating expenses:
Compensation and benefits	3,219	3,124	9,872	9,613
General and administrative	1,357	1,332	4,302	4,122
Mutual fund distribution	140	80	383	213
Sub-advisor fees	2,662	2,281	7,842	6,862
Amortization and depreciation	98	91	276	275

Total operating expenses	7,476	6,908	22,675	21,085

Net operating income	6,091	6,270	18,711	18,623
Interest expense	279	281	808	825
Other income	(44)	(3)	(79)	(3)

Income before income tax expense	5,856	5,992	17,982	17,801
Income tax expense	1,638	2,032	1,022	6,217

Net income	$4,218	$3,960	$16,960	$11,584

Earnings per share:
Basic	$0.54	$0.51	$2.17	$1.51

Diluted	$0.53	$0.51	$2.15	$1.49

Weighted average shares outstanding (prior periods restated for stock split, see Note 6):
Basic	7,807,972	7,690,443	7,804,733	7,688,397

Diluted	7,924,510	7,788,456	7,883,733	7,785,536

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2018

(In thousands, except share data)

(Unaudited)

				Total Stockholders’ Equity
	Common Stock		Retained Earnings
	Shares	Amount
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	16,960	16,960
Dividends paid	—	—	(2,147)	(2,147)
Employee and director restricted stock vested	38,700	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(9,316)	(94)	(57)	(151)
Shares issued for auto-investments pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	733	13	—	13
Shares issued for dividend reinvestment pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	1,816	33	—	33
Stock-based compensation	—	1,828	—	1,828
Employee restricted stock forfeiture	—	(51)	—	(51)

Balance at June 30, 2018	7,808,496	$16,672	$51,343	$68,015

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,960	$11,584
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	276	275
Deferred income taxes	(3,486)	1,349
Stock-based compensation	1,828	1,585
Amortization of debt issuance costs	(110)	(110)
Employee restricted stock forfeiture	(51)	—
Change in operating assets and liabilities:
Investment fee income receivable	(132)	(130)
Prepaid expenses	1,007	548
Other accounts receivable	100	26
Other assets	(43)	3
Accrued liabilities and accounts payable	(1,514)	(877)
Income taxes payable	(258)	(383)
Deferred rent	(25)	178

Net cash provided by operating activities	14,552	14,048

Cash flows from investing activities:
Purchases of property and equipment	(277)	(112)
Payments related to management contracts	(3,410)	(165)

Net cash used in investing activities	(3,687)	(277)

Cash flows from financing activities:
Principal payments on bank loan	(3,171)	(3,171)
Restricted stock units repurchased for employee tax withholding	(151)	(168)
Proceeds from shares issued pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Repurchase Plans	46	3
Dividend payments	(2,147)	(1,642)
Cash paid for fractional shares	—	(1)

Net cash used in financing activities	(5,423)	(4,979)

Net increase in cash and cash equivalents	5,442	8,792
Cash and cash equivalents at the beginning of the period	15,700	3,535

Cash and cash equivalents at the end of the period	$21,142	$12,327

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$3,698	$4,643

Interest	$810	$822

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2018, the Company’s operating results for the three and nine months ended June 30, 2018 and 2017, and the Company’s cash flows for the nine months ended June 30, 2018 and 2017. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

•	acting as portfolio manager for the fund or overseeing the sub-advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•	performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report for the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”);

•	overseeing the selection and continued employment of the fund’s sub-advisor, if applicable, reviewing the fund’s investment performance, and monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions;

•	overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales, marketing, public relations, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	being actively involved with preparing all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third party platforms;

•	paying the incentive compensation of the fund’s compliance officers and employing other staff such as legal, marketing, national accounts, distribution, sales, administrative, and trading oversight personnel, as well as management executives;

•	providing a quarterly compliance certification to Hennessy Funds Trust; and

•	preparing or reviewing materials for the Funds’ Board of Trustees, presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

Effective February 28, 2017, the Company waives fees with respect to the Hennessy Technology Fund to comply with a contractual expense ratio limitation. The fee waiver is calculated daily by the Hennessy Funds’ accountants at U.S. Bancorp Fund Services, LLC, is subsequently reviewed by management, and is then charged to expense monthly by the Company as an offset to revenue. The waived fee is deducted from investment advisory fee income and reduces the aggregate amount of advisory fees received by the Company in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. If the Company elects to voluntarily waive fees, the decision to waive fees would not apply to previous periods, but would only apply on a going forward basis.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2) Management Contracts Purchased

Throughout its history, the Company has completed nine purchases of assets related to the management of 28 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts are based on management estimates and assumptions, including third party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of June 30, 2018, or September 30, 2017.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and are not impaired as of June 30, 2018, or September 30, 2017.

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

(4) Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with the repurchase of up to 1,500,000 shares of the Company’s common stock pursuant to its self-tender offer, the Company and its lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Then, on September 19, 2016, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund (each of which merged into the Hennessy Cornerstone Mid Cap 30 Fund). On November 16, 2017, the Company and its lenders entered into an amendment to the term loan agreement to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Rainier U.S. Funds.

The term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

(1) the sum of (a) a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time, (ii) the Federal Funds Rate plus 0.50%, or (iii) the one-month LIBOR rate plus 1.00%.

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of June 30, 2018, the effective rate is 4.732%, which is comprised of the one-month LIBOR rate of 1.982% as of June 1, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2018. The Company intends to continue renewing the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2019. As of June 30, 2018, the Company had $23.0 million outstanding under its term loan ($22.8 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2018 and 2017.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 48 months. Amortization expense during the nine months ended June 30, 2018 and 2017, was $0.1 million for each period. The unamortized balance of the loan fees was $0.2 million as of June 30, 2018. The following is a reconciliation of the reclassification:

	Gross Debt at at June 30, 2018	Debt Issuance Cost	Debt, Net of Issuance Cost, at June 30, 2018
		(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	18,594	(37)	18,557

Total Debt	$22,969	$(184)	$22,785

	Gross Debt at September 30, 2017	Debt Issuance Cost	Debt, Net of Issuance Cost, at September 30, 2017
	(In thousands)
Current portion of debt	$4,375	$(147)	$4,228
Long-term portion of debt	21,875	(147)	21,728

Total Debt	$26,250	$(294)	$25,956

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

The Company’s effective income tax rates for the three months ended June 30, 2018 and 2017, were 28.0% and 33.9%, respectively. The effective income tax rate was lower for the three months ended June 30, 2018, due to the reduced federal tax rate resulting from the 2017 Tax Act, offset partially by state taxes.

The Company’s effective income tax rates for the nine months ended June 30, 2018 and 2017, were 5.7% and 34.9%, respectively. The effective income tax rate was lower for the nine months ended June 30, 2018, due to the 2017 Tax Act, with a slight offset due to state taxes and increased income before income tax expense. For the three months ended December 31, 2017, the Company was required to record a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of its deferred tax liability to account for the future impact of a lower federal corporate income tax rate.

We are subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Our U.S. federal tax returns for 2015 and subsequent years remain open to examination. Generally, we are no longer subject to state examinations by tax authorities for years prior to fiscal year 2014. For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

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

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for the three and nine months ended June 30, 2018 and 2017.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, RSUs, and per share data have been adjusted to reflect this stock split.

The Company paid quarterly cash dividends of $0.075, $0.10, and $0.10 per share, respectively, on December 8, 2017, to shareholders of record as of November 15, 2017; on March 5, 2018, to shareholders of record as of February 9, 2018; and on June 11, 2018, to shareholders of record as of May 17, 2018.

(7) Equity

Amended and Restated 2013 Omnibus Incentive Plan

The Company has adopted, and the Company’s shareholders have approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years, at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight-line basis over the four-year vesting term of each award. There were no RSUs granted under the Omnibus Plan during the nine months ended June 30, 2018 or 2017. RSU activity for the nine months ended June 30, 2018, was as follows:

	RSU Activity Nine Months Ended June 30, 2018
	Number of RSUs	Weighted Avg. Fair Value Per Share at Each Date
Non-vested balance at September 30, 2017	358,291	$16.48
Granted	—	—
Vested (1)	(112,676)	15.77
Forfeited	(11,367)	16.62

Non-vested balance at June 30, 2018	234,248	$16.77

(1)	The number of vested RSUs includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation expense has been recognized. There were 29,384 net shares of common stock issued for vested and issued RSUs in the nine months ended June 30, 2018.

RSU Compensation Nine Months Ended June 30, 2018
(In thousands)
Total expected compensation expense related to RSUs	$12,289
Compensation expense recognized at reporting date	(8,360)

Unrecognized compensation expense related to RSUs at reporting date	$3,929

As of June 30, 2018, there was $3.9 million of total RSU compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 2,549 and 1,533 shares of common stock during the nine months ended June 30, 2018 and 2017, respectively.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any shares pursuant to the stock buyback program during the nine months ended June 30, 2018 or 2017.

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

Total rent expense for the three and nine months ended June 30, 2018, were $0.1 million and $0.4 million, respectively. As of June 30, 2018, there were no material changes in the leasing arrangements that would have a significant effect on future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of June 30, 2018, and September 30, 2017:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$19,913	$—	$—	$19,913
Mutual fund investments	8	—	—	8

Total	$19,921	$—	$—	$19,921

Amounts included in:
Cash and cash equivalents	$19,913	$—	$—	$19,913
Investments in marketable securities	8	—	—	8

Total	$19,921	$—	$—	$19,921

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$13,832	$—	$—	$13,832
Mutual fund investments	8	—	—	8

Total	$13,840	$—	$—	$13,840

Amounts included in:
Cash and cash equivalents	$13,832	$—	$—	$13,832
Investments in marketable securities	8	—	—	8

Total	$13,840	$—	$—	$13,840

There were no transfers between levels during the nine months ended June 30, 2018, or the year ended September 30, 2017.

(10) New Accounting Standards

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The update eliminates a step from impairment testing to simplify the process, particularly for entities with a zero or negative carrying amount for an intangible asset. This update is effective for annual reporting periods beginning after December 15, 2019 (our fiscal year 2021). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods (our fiscal year 2019). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

(11) Subsequent Events

On July 10, 2018, the Company announced that it has signed a definitive agreement with BP Capital Fund Advisors, LLC (“BP Capital”) to purchase the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (the “BP Funds”). The Company filed a Current Report on Form 8-K regarding this transaction on July 11, 2018.

The definitive agreement includes customary representations, warranties, and covenants of the Company and BP Capital. It provides for payment by the Company to be made in two parts: (1) a payment upon closing equal to (A) $100,000 plus (B) 0.75% of the aggregate current net asset value of the BP Funds measured as of the close of business on the trading day immediately preceding the closing date of the transaction, and (2) a payment on the one-year anniversary of the closing date equal to 0.75% of the aggregate current net asset value of the successor funds to the BP Funds measured as of the close of business on the trading day immediately preceding the one-year anniversary of the closing date of the transaction. The Company expects to complete the transaction in the fourth calendar quarter of 2018.

Upon completion of the transaction, the assets related to the BP Capital TwinLine Energy Fund will be reorganized into a new series of Hennessy Funds Trust called the Hennessy BP Energy Fund, and the assets related to the BP Capital TwinLine MLP Fund will be reorganized into a new series of Hennessy Funds Trust called the Hennessy BP Midstream Fund (together with the Hennessy BP Energy Fund, the “Hennessy BP Funds”). The Company will become the investment advisor of the Hennessy BP Funds, and BP Capital will become the sub-advisor to the Hennessy BP Funds.

The transaction is subject to customary closing conditions, including the approval of the BP Funds’ shareholders.

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no other material subsequent events occurred during this period that would require recognition or disclosure.

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

U.S. equity markets rose over the nine months ended June 30, 2018. U.S. equities rallied principally in response to the positive impact on earnings from the significantly lower corporate tax rates established by the 2017 Tax Act. Investors were also encouraged by reports of economic strength domestically, including three consecutive quarters of real GDP growth close to 3% and robust job growth. However, equity prices came under pressure over the period in reaction to the imposition by the U.S. administration of barriers to trade on certain of its major trading partners. Fears of retaliatory tariffs and of the potential for an escalating trade war weighed on equity prices. The U.S. Federal Reserve, which appeared to continue to feel confident about the strength of the economy and mindful of a tight labor market and the possibility of a slight acceleration in inflation in 2018, raised short-term interest rates three times, by a quarter point each time, in December 2017, March 2018, and June 2018.

Long-term U.S. bond yields rose modestly over the nine months ended June 30, 2018. Bond yields rose sharply over the first half of the period as indications of an acceleration in domestic economic activity, together with signals from the Federal Reserve that the pace of interest rate increases would be nudged higher, combined to send bond prices lower. Prices recovered in the latter half of the period as concerns that a trade war could dampen growth and evidence that wage growth remained moderate boosted demand for fixed income securities.

The Japanese equity market rose modestly in local currency terms over the nine months ended June 30, 2018. Equities rallied higher in the first half of the period, boosted by evidence of continued strong economic growth, an acceleration in inflation, and healthy corporate profits growth. However, equity prices dropped sharply in the second half of the period as the imposition of trade tariffs by the U.S. set off fears of an international trade war. Reports of weaker economic growth in the first quarter of 2018 also contributed to the decline in equities.

We seek to provide positive annualized returns to investors in the Hennessy Funds over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We use a database containing over 100,000 Registered Investment Advisors and Registered Representatives (“Advisors”) nationwide to whom we strategically target and regularly market, and approximately 19,400 of these Advisors currently use the Hennessy Funds for their clients. More than one in five of those Advisors owns two or more of the Hennessy Funds. We continually seek to expand our sales and distribution efforts, to serve our community of Advisors, and to provide high-quality and personalized services to our over 320,000 mutual fund accounts across the country. In addition, we have an active public relations effort with the Hennessy brand name appearing on television, radio, print, or online media on average once every two to three days.

Each of the 14 Hennessy Funds achieved positive annualized returns for the one-year, three-year, five-year, 10-year, and since inception periods ended June 30, 2018.

Total assets under management as of June 30, 2018, was $6.40 billion, a decrease of 2.0%, or $132 million, from $6.53 billion as of June 30, 2017. The decrease in total assets from June 30, 2017, to June 30, 2018, was attributable to net outflows from the Hennessy Funds, offset by market appreciation and the purchase of assets related to the management of the Rainier U.S. Funds.

The following table illustrates the changes quarter by quarter in our assets under management since June 30, 2017:

	Total Assets Under Management
	At Each Quarter End, June 30, 2017, through June 30, 2018
	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018
	(In thousands)
Beginning assets under management	$6,635,802	$6,526,756	$6,612,812	$6,923,993	$6,577,379
Acquisition inflows	—	—	121,831	252,530	—
Organic inflows	249,043	197,671	324,132	460,948	214,236
Redemptions	(496,768)	(393,988)	(480,832)	(700,679)	(694,271)
Market appreciation
(depreciation)	138,679	282,373	346,050	(359,413)	297,873

Ending assets under management	$6,526,756	$6,612,812	$6,923,993	$6,577,379	$6,395,217

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of June 30, 2018, this asset had a net balance of $78.0 million, compared to $74.6 million as of September 30, 2017. The current period increase was mainly due to the purchase of assets related to the management of the Rainier U.S. Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,500,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of June 30, 2018, this liability had a gross balance of $23.0 million, compared to $26.3 million as of September 30, 2017. The decrease was the result of making monthly loan payments on our bank debt.

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

Beginning January 1, 2018, the 2017 Tax Act reduced our corporate federal income tax rate, favorably impacting our net income, earnings per share, and cash flows for our second and third fiscal quarters of 2018.

Results of Operations

The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$12,503	92.2%	$12,020	91.2%
Shareholder service fees	1,064	7.8	1,158	8.8

Total revenue	13,567	100.0	13,178	100.0

Operating expenses:
Compensation and benefits	3,219	23.7	3,124	23.7
General and administrative	1,357	10.0	1,332	10.1
Mutual fund distribution	140	1.0	80	0.6
Sub-advisor fees	2,662	19.7	2,281	17.3
Amortization and depreciation	98	0.7	91	0.7

Total operating expenses	7,476	55.1	6,908	52.4

Net operating income	6,091	44.9	6,270	47.6
Interest expense	279	2.1	281	2.1
Other income	(44)	(0.4)	(3.0)	—

Income before income tax expense	5,856	43.2	5,992	45.5
Income tax expense	1,638	12.1	2,032	15.4

Net income	$4,218	31.1%	$3,960	30.1%

	Nine Months Ended June 30,
	2018		2017
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$38,068	92.0%	$36,192	91.1%
Shareholder service fees	3,318	8.0	3,516	8.9

Total revenue	41,386	100.0	39,708	100.0

Operating expenses:
Compensation and benefits	9,872	23.9	9,613	24.2
General and administrative	4,302	10.4	4,122	10.4
Mutual fund distribution	383	0.9	213	0.5
Sub-advisor fees	7,842	18.9	6,862	17.3
Amortization and depreciation	276	0.7	275	0.7

Total operating expenses	22,675	54.8	21,085	53.1

Net operating income	18,711	45.2	18,623	46.9
Interest expense	808	2.0	825	2.1
Other income	(79)	(0.2)	(3.0)	—

Income before income tax expense	17,982	43.4	17,801	44.8
Income tax expense	1,022	2.4	6,217	15.6

Net income	$16,960	41.0%	$11,584	29.2%

Revenue

Total revenue is comprised of investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, total revenue increased by 3.0%, from $13.2 million to $13.6 million, investment advisory fees increased by 4.0%, from $12.0 million to $12.5 million, and shareholder service fees decreased by 8.1%, from $1.2 million to $1.1 million.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, total revenue increased by 4.2%, from $39.7 million to $41.4 million, investment advisory fees increased by 5.2%, from $36.2 million to $38.1 million, and shareholder service fees decreased by 5.6%, from $3.5 million to $3.3 million.

The increase in investment advisory fees for each of the above periods was mainly due to increased average daily net assets of the Hennessy Funds. Average daily net assets for the three months ended June 30, 2018, increased to $6.59 billion, which represents an increase of $28.3 million, or 0.4%, compared to the three months ended June 30, 2017. Average daily net assets for the nine months ended June 30, 2018, increased to $6.75 billion, which represents an increase of $172 million, or 2.6%, compared to the nine months ended June 30, 2017. The decrease in shareholder service fees for each of the above periods was due to an increase in the average daily net assets held in Institutional Class shares and a decrease in the average daily net assets held in Investor Class shares over such periods. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee.

The Company collects investment advisory fees from each of the Hennessy Funds at differing rates. These range between an annual rate of 0.40% and 0.90% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2018, was the Hennessy Focus Fund, with $2.58 billion and $2.70 billion, respectively. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisory fee at an annual rate of 0.29% to the Fund’s sub-advisor, which reduces the net operating profit contribution of the Fund to the Company’s financial results. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2018, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.05 billion. The Company collects an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2018, was the Hennessy Gas Utility Fund, with $1.19 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2018, was $6.4 billion. Compared with assets under management as of March 31, 2018, this represents a decrease of $182 million, or 2.8%. This decrease was attributable to net outflows from the Hennessy Funds, partially offset by market appreciation. Compared with assets under management as of September 30, 2017, this represents a decrease of $218 million, or 3.3%. This decrease was attributable to net outflows from the Hennessy Funds, partially offset by market appreciation and the purchase of assets related to the management of the Rainier U.S. Funds.

The Hennessy Funds with the three largest amounts of net inflows for the three and nine months ended June 30, 2018, were as follows:

Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
Fund	Net Inflow	Fund	Net Inflow
Hennessy Japan Fund	$21 million	Hennessy Japan Fund	$195 million
Hennessy Japan Small Cap Fund	$12 million	Hennessy Japan Small Cap Fund	$137 million
Hennessy Large Cap Financial Fund	$0.3 million	Hennessy Large Cap Financial Fund	$20 million

The Hennessy Funds with the three largest amounts of net outflows for the three and nine months ended June 30, 2018, were as follows:

Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
Fund	Net Outflow	Fund	Net Outflow
Hennessy Focus Fund	-$284 million	Hennessy Focus Fund	-$425 million
Hennessy Cornerstone Mid Cap 30 Fund	-$95 million	Hennessy Gas Utility Fund	-$340 million
Hennessy Gas Utility Fund	-$90 million	Hennessy Cornerstone Mid Cap 30 Fund	-$326 million

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, redemptions as a percentage of assets under management increased from an average of 2.5% per month to 3.5% per month. Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, redemptions as a percentage of assets under management increased from an average of 2.9% per month to 3.1% per month.

Operating Expenses

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, total operating expenses increased by 8.2%, from $6.9 million to $7.5 million. As a percentage of total revenue, total operating expenses increased 2.7 percentage points to 55.1%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, total operating expenses increased by 7.5%, from $21.1 million to $22.7 million. As a percentage of total revenue, total operating expenses increased 1.7 percentage points to 54.8%.

The increase for each of the above periods was due primarily to an increase in sub-advisory fee expense.

Compensation and Benefits Expense

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, compensation and benefits expense increased by 3.0%, from $3.1 million to $3.2 million. As a percentage of total revenue, compensation and benefits expense remained the same at 23.7%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, compensation and benefits expense increased by 2.7%, from $9.6 million to $9.9 million. As a percentage of total revenue, compensation and benefits expense decreased 0.3 percentage points to 23.9%.

The increase for each of the above periods was due primarily to an increase in the Company’s incentive-based compensation expense.

General and Administrative Expense

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, general and administrative expense increased by 1.9%, from $1.3 million to $1.4 million. The increase resulted from increased business development-related expenses in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense decreased 0.1 percentage points to 10.0%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, general and administrative expense increased by 4.4%, from $4.1 million to $4.3 million. The increase resulted primarily from increased variable sales-related expenses and business development-related expenses in the current period versus the prior comparable period. As a percentage of total revenue, general and administrative expense remained the same at 10.4%.

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

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, mutual fund distribution expense increased by 75.0%, from $0.08 million to $0.14 million. As a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 1.0%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, mutual fund distribution expense increased by 79.8%, from $0.2 million to $0.4 million. As a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 0.9%.

The increase in each of the above periods was due to both entering into contract amendments that altered the services provided (and associated fees) and changes in the composition of average daily net assets held by financial institutions. These changes have led to an allocation of a larger portion of mutual fund distribution expense to the Company.

Sub-Advisory Fee Expense

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, sub-advisory fee expense increased by 16.7%, from $2.3 million to $2.7 million. As a percentage of total revenue, sub-advisory fee expense increased 2.4 percentage points to 19.7%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, sub-advisory fee expense increased by 14.3%, from $6.9 million to $7.8 million. As a percentage of total revenue, sub-advisory fee expense increased 1.6 percentage points to 18.9%.

The increase for each of the above periods was a result of an increase in average assets under management in the sub-advised Hennessy Funds as well as, to a lesser extent, the amendment to the sub-advisory agreement with SPARX Asset Management Co., Ltd., which immediately increased the sub-advisory fee expense attributable to the Hennessy Japan Small Cap Fund.

Amortization and Depreciation Expense

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, amortization and depreciation expense increased by 7.7%, from $0.09 million to $0.10 million. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, amortization and depreciation expense increased by 0.4%, from $0.275 million to $0.276 million. As a percentage of total revenue, amortization and depreciation expense remained the same at 0.7%.

The increase in each of the above periods was a result of higher fixed asset purchases in the current period.

Interest Expense

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, interest expense decreased by 0.7%, from $0.281 million to $0.279 million. As a percentage of total revenue, interest expense remained the same at 2.1%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, interest expense decreased by 2.1%, from $0.83 million to $0.81 million. As a percentage of total revenue, interest expense decreased 0.1 percentage points to 2.0%.

The decrease in each of the above periods was due primarily to a decrease in the Company’s principal loan balance, and was partly offset by an increase in the interest rate charged to the loan.

Income Tax Expense

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, the provision for income tax expense decreased by 19.4%, from $2.0 million to $1.6 million. This decrease was due to the 2017 Tax Act, signed into law on December 22, 2017, which reduced our corporate federal income tax rate. As a percentage of total revenue, income tax expense decreased 3.3 percentage points to 12.1%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, the provision for income tax expense decreased by 83.6% from an expense of $6.2 million to $1.0 million. This decrease was due to the 2017 Tax Act. At December 31, 2017, the Company was required to record a one-time, non-cash benefit to income taxes of approximately $4 million for the accounting re-measurement of the Company’s deferred tax liability based on the lower federal corporate income tax rate. As a percentage of total revenue, income tax expense decreased 13.2 percentage points to 2.4%.

Net Income

Comparing the three months ended June 30, 2017, to the three months ended June 30, 2018, net income increased by 6.5%, from $4.0 million to $4.2 million as a result of the reduction in income tax expense discussed above. As a percentage of total revenue, net income increased 1.0 percentage point to 31.1%.

Comparing the nine months ended June 30, 2017, to the nine months ended June 30, 2018, net income increased by 46.4%, from $11.6 million to $17.0 million as a result of the reduction in income tax expense discussed above. As a percentage of total revenue, net income increased 11.8 percentage points to 41.0%.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2018, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Total assets under management as of June 30, 2018, was $6.4 billion, which was a decrease of $132 million, or 2.0%, from June 30, 2017. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Property and equipment and management contracts purchased totaled $78.0 million as of June 30, 2018. As of June 30, 2018, we had cash and cash equivalents of $21.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2018, and 2017:

	For the Nine Months Ended June 30,
	2018	2017
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$14,552	$14,048
Investing cash outflows	(3,687)	(277)
Financing cash outflows	(5,423)	(4,979)

Net increase in cash and cash equivalents	$5,442	$8,792

The increase in cash provided by operating activities of $0.5 million for the nine months ended June 30, 2018, was mainly due to increased operating income in the current period versus the nine months ended June 30, 2017.

The increase in cash used in investing activities of $3.4 million was mainly related to the purchases of the assets related to the management of the Rainier U.S. Funds.

The increase in cash used in financing activities of $0.4 million was due to an increase in dividend payments.

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

The term loan agreement requires 48 monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

(1) the sum of (a) a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates (i) the prime rate set by U.S. Bank from time to time, (ii) the Federal Funds Rate plus 0.50%, or (iii) the one-month LIBOR rate plus 1.00%.

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of June 30, 2018, the effective rate is 4.732%, which is comprised of the one-month LIBOR rate of 1.982% as of June 1, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2018. The Company intends to continue renewing the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2019. As of June 30, 2018, the Company had $23.0 million outstanding under its term loan ($22.8 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2018 and 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

An analysis of our market risk was provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. There were no material changes to the Company’s market risk during the nine months ended June 30, 2018.

Item 4.	Controls and Procedures

An evaluation was performed by management of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on that evaluation, management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures are effective.

There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 of the Exchange Act that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

Set forth below is a listing of all exhibits to this Quarterly Report on Form 10-Q.

2.1	Transaction Agreement, dated as of July 10, 2018, between Hennessy Advisors, Inc. and BP Capital Fund Advisors, LLC (1)

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Chief Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2018, filed on August 1, 2018, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statement of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed July 11, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY ADVISORS, INC.

Date: August 1, 2018	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President