Form 10-K
period 2018-09-30
HENNESSY ADVISORS INC
filed 2018-11-28
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $19.30 on March 31, 2018, was $89,528,840.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 26, 2018, there were 7,916,115 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

HENNESSY ADVISORS, INC.

PART I

ITEM 1.	BUSINESS

GENERAL

Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”) is a publicly traded investment management firm whose primary business activity is managing, servicing, and marketing a family of open-end mutual funds branded as the Hennessy Funds. We are committed to employing a consistent and repeatable investment process for the Hennessy Funds, combining time-tested stock selection strategies with highly disciplined, team-managed approaches to investing, and to providing superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised, with their best interest in mind. Our firm was founded on these principles over 29 years ago, and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to the Hennessy Funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with each fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each fund, preparing and distributing regulatory reports, and overseeing distribution through third-party financial intermediaries. Shareholder services include maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the funds or their accounts or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our total revenues increases or decreases as our average assets under management rises or falls. The percentage amount of the investment advisory fees varies from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds.

We have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight, for some of the Hennessy Funds. In exchange for these sub-advisory services, we pay each sub-advisor a fee out of our own assets, which is calculated as a percentage of the average daily net asset values of the sub-advised funds. Accordingly, the sub-advisor fees we pay increase or decrease as our average assets under management in our sub-advised funds increases or decreases, respectively.

Our average assets under management for fiscal year 2018 was $6.7 billion. As of the end of fiscal year 2018, our total assets under management was $6.2 billion, an increase of over 1,550% from $375 million as of the end of fiscal year 2002, which was our first fiscal year as a public company.

Our business strategy centers on (i) organic growth through our marketing and sales efforts and (ii) growth through strategic purchases of management-related assets.

HISTORICAL TIMELINE

1989	In February, we were founded as a California corporation under our previous name, Edward J. Hennessy, Inc., and registered as a broker-dealer with the National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority).

1996	In March, we launched our first mutual fund, the Hennessy Balanced Fund.

1998	In October, we launched our second mutual fund, the Hennessy Total Return Fund.

2000	In June, we successfully completed our first asset purchase by purchasing the assets related to the management of two funds previously managed by Netfolio, Inc. (“Netfolio”) named the O’Shaughnessy Cornerstone Growth Fund and O’Shaughnessy Cornerstone Value Fund, which are now called the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund, respectively. The amount of the purchased assets as of the closing date totaled approximately $197 million.

2002	In May, we successfully completed a self-underwritten initial public offering of our stock by raising $5.7 million at an offering price of $1.98 (HNNA.OB) and changed our firm name to Hennessy Advisors, Inc. Our total assets under management at the time of our initial public offering was approximately $358 million.

2003	In September, we purchased the assets related to the management of a fund previously managed by SYM Financial Corporation, named the SYM Select Growth Fund, and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date was approximately $35 million.

2004	In March, we purchased the assets related to the management of five funds previously managed by Lindner Asset Management, Inc. and reorganized the assets of such funds into four of our existing Hennessy Funds. The amount of the purchased assets as of the closing date totaled approximately $301 million.

2005	In July, we purchased the assets related to the management of a fund previously managed by Landis Associates LLC, named The Henlopen Fund, and changed the fund name to the Hennessy Cornerstone Growth, Series II Fund. The amount of the purchased assets as of the closing date was approximately $299 million.

2007	In November, we launched the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund.

2009	In March, we purchased the assets related to the management of two funds previously managed by RBC Global Asset Management (U.S.) Inc., named the Tamarack Large Growth Fund and the Tamarack Value Fund, and reorganized the assets of such funds into the Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund, respectively. In conjunction with the completion of the transaction, RBC Global Asset Management (U.S.) Inc. became the sub-advisor to the Hennessy Large Value Fund. The amount of the purchased assets as of the closing date totaled approximately $158 million.

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

2011	In October, we reorganized the assets of the Hennessy Cornerstone Growth, Series II Fund into the Hennessy Cornerstone Growth Fund.

2012	In October, we purchased the assets related to the management of 10 funds previously managed by FBR Fund Advisers (the “FBR Funds”). We reorganized the assets of three of the FBR Funds into our existing Hennessy Funds and changed the fund names of the other seven FBR Funds to become part of our product offerings. In conjunction with the completion of the transaction, Broad Run Investment Management, LLC became the sub-advisor to the Hennessy Focus Fund, Financial Counselors, Inc. became the sub-advisor to the Hennessy Equity and Income Fund (fixed income allocation) and the Hennessy Core Bond Fund, and The London Company of Virginia, LLC became the sub-advisor to the Hennessy Equity and Income Fund (equity allocation). The amount of the purchased assets as of the closing date was approximately $2.2 billion.

In December, we closed the Hennessy Micro Cap Growth Fund, LLC.

2014	In April, our common stock began trading on The NASDAQ Capital Market.

2015	In September, we completed a self-tender offer, under which we repurchased 1,500,000 shares of our common stock at $16.67 per share.

In June, we launched Institutional Class shares for the Hennessy Japan Small Cap Fund and the Hennessy Large Cap Financial Fund.

2016	In September, we purchased the assets related to the management of two funds previously managed by Westport Advisers, LLC, named the Westport Fund and the Westport Select Cap Fund, and reorganized the assets of such funds into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $435 million.

2017	In February, we liquidated the Hennessy Core Bond Fund and reorganized the Hennessy Large Value Fund into the Hennessy Cornerstone Value Fund. Additionally, for the Hennessy Technology Fund, we implemented changes to the investment strategy and the portfolio management team.

In March, we launched Institutional Class shares for the Hennessy Gas Utility Fund.

In December, we purchased the assets related to the management of two funds previously managed by Rainier Investment Management, LLC (“Rainier”), named the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund. We reorganized the assets of the Rainier Large Cap Equity Fund into the Hennessy Cornerstone Large Growth Fund, and we reorganized the assets of the Rainier Mid Cap Equity Fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $122 million.

2018

In January, we purchased the assets related to the management of a third fund previously managed by Rainier, named the Rainier Small/Mid Cap Equity Fund (together with the Rainier Mid Cap Equity Fund and the Rainier Large Cap Equity Fund, the “Rainier Funds”), and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $253 million.

In July, we signed a definitive agreement with BP Capital Fund Advisors, LLC to purchase the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (collectively, the “BP Funds”). In October, following the end of our fiscal year 2018, we completed the transaction, which marked our 10th asset purchase (see further discussion in Footnote 15 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below).

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

As of the end of fiscal year 2018, we managed 14 mutual funds, each of which is categorized as Domestic Equity, Multi-Asset, or Sector and Specialty products, as shown below:

The Hennessy Funds Family

Domestic Equity	Multi-Asset	Sector and Specialty
Hennessy Cornerstone Growth Fund	Hennessy Total Return Fund	Hennessy Gas Utility Fund
Hennessy Focus Fund	Hennessy Equity and Income Fund	Hennessy Japan Fund
Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Balanced Fund	Hennessy Japan Small Cap Fund
Hennessy Cornerstone Large Growth Fund		Hennessy Large Cap Financial Fund
Hennessy Cornerstone Value Fund		Hennessy Small Cap Financial Fund
Hennessy Technology Fund

Domestic Equity Funds

Five of the Hennessy Funds are categorized as Domestic Equity products. Of those five funds, four utilize a quantitative investment strategy and one is actively managed, but they all employ highly disciplined, team-managed approaches to investing. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Domestic Equity product category:

•

Hennessy Cornerstone Growth Fund (Investor Class symbol HFCGX and Institutional Class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks using a quantitative formula. From a universe of stocks with market capitalizations of more than $175 million, this fund invests in the 50 common stocks with the highest one-year price appreciation that also have price-to-sales ratios of less than 1.5, higher annual earnings than in the previous year, and positive stock price appreciation, or positive relative strength, over the prior three-month and six-month periods.

•

Hennessy Focus Fund (Investor Class symbol HFCSX and Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by employing a fundamental, bottom-up investment approach that concentrates the fund’s holdings in companies most attractive to its portfolio managers. This fund seeks high-quality businesses with large growth opportunity, excellent management, modest valuation and low fundamental business risk. It maintains a concentrated portfolio of 20 to 30 stocks that are conviction-weighted with 60% to 80% of the fund’s assets invested in the fund’s top 10 holdings.

•

Hennessy Cornerstone Mid Cap 30 Fund (Investor Class symbol HFMDX and Institutional Class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-cap, growth-oriented companies using a quantitative formula. From a universe of stocks with market capitalizations between $1 billion and $10 billion, this fund invests in the 30 common stocks with the highest one-year price appreciation that also have price-to-sales ratios of less than 1.5, higher annual earnings than in the previous year, and positive stock price appreciation, or positive relative strength, over the prior three-month and six-month periods.

•

Hennessy Cornerstone Large Growth Fund (Investor Class symbol HFLGX and Institutional Class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a quantitative formula. This fund screens for the 50 stocks with the highest one-year return on total capital that also have market capitalizations exceeding the average of the relevant database, a price-to-cash flow ratio less than the median of the relevant database, and positive total capital.

•

Hennessy Cornerstone Value Fund (Investor Class symbol HFCVX and Institutional Class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies using a quantitative formula. This fund screens for the 50 stocks with the highest dividend yield that also have market capitalizations exceeding the average of the relevant database, shares outstanding exceeding the average of the relevant database, 12-month sales that are 50% greater than the average of the relevant database, and cash flows that exceed the average of the relevant database.

Multi-Asset Funds

Three of the Hennessy Funds are categorized as Multi-Asset products. Of those three funds, two utilize a quantitative investment strategy and one is actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to mutual funds containing only equity stocks. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Multi-Asset product category:

•

Hennessy Total Return Fund (Investor Class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% of its assets in U.S. Treasury securities with a maturity of less than one year. The fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

•

Hennessy Equity and Income Fund (Investor Class symbol HEIFX and Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks long-term capital growth and current income with a focus on downside protection. Under normal circumstances, the fund invests approximately 60% of its assets in common stock, preferred stock, and convertible securities and approximately 40% of its assets in high-quality corporate, agency and government bonds.

•

Hennessy Balanced Fund (Investor Class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks and approximately 50% of its assets in U.S. Treasury securities with a maturity of less than one year.

Sector and Specialty Funds

Six of the Hennessy Funds were categorized as Sector and Specialty products as of the end of fiscal year 2018. Of those six funds, one is designed as an index fund and the other five are actively managed, but they all focus on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•

Hennessy Gas Utility Fund (Investor Class symbol GASFX and Institutional Class symbol HGASX). The Hennessy Gas Utility Fund seeks income and capital appreciation by investing in the companies that are members of the American Gas Association (“AGA”). The fund invests in companies in approximately the same proportion as each such company’s weighting in the AGA Stock Index. The AGA Stock Index consists of all publicly traded member companies of the AGA, and the percentage weighting of each company in the AGA Stock Index is equal to such company’s market capitalization multiplied by the percentage of such company’s assets devoted to natural gas distribution and transmission.

•

Hennessy Japan Fund (Investor Class symbol HJPNX and Institutional Class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in securities of Japanese publicly traded companies regardless of market capitalization. Through in-depth analysis and on-site research, the portfolio managers focus on stocks with a potential “value gap” by screening for companies that they believe have strong businesses and management and are trading at attractive prices. The portfolio is limited to its portfolio managers’ best ideas and maintains a concentrated number of holdings.

•

Hennessy Japan Small Cap Fund (Investor Class symbol HJPSX and Institutional Class symbol HJSIX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in securities of smaller Japanese companies, defined as those with market capitalizations in the bottom 20% of all publicly traded Japanese companies. Through in-depth analysis and on-site research, the portfolio managers focus on stocks with a potential “value gap” by screening for small-capitalization companies that the portfolio managers believe have strong businesses and management and are trading at attractive prices. The portfolio is limited to its portfolio managers’ best ideas and is unconfined to benchmarks.

•

Hennessy Large Cap Financial Fund (Investor Class symbol HLFNX and Institutional Class symbol HILFX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in companies with market capitalizations of $3 billion or more principally engaged in the business of providing financial services. This fund invests in financial services companies that have low price-to-earnings ratios and low price-to-book ratios relative to other financial services companies and that the portfolio managers believe have high-quality management teams, uncomplicated business models, and sustainable earnings growth opportunities.

•

Hennessy Small Cap Financial Fund (Investor Class symbol HSFNX and Institutional Class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in companies with market capitalizations of less than $3 billion principally engaged in the business of providing financial services. This fund invests in financial services companies that have low price-to-earnings ratios and low price-to-book ratios relative to other financial services companies and that the portfolio managers believe have high-quality management teams, uncomplicated business models, and sustainable earnings growth opportunities.

•

Hennessy Technology Fund (Investor Class symbol HTECX and Institutional Class symbol HTCIX). The Hennessy Technology Fund seeks long-term capital appreciation by investing in companies principally engaged in the research, design, development, manufacturing, or distributing of products or services in the technology industry. From a universe of stocks with market capitalizations exceeding $175 million, the portfolio management team identifies approximately 60 common stocks that the team believes demonstrate sector-leading cash flows and profits, a history of delivering returns in excess of cost of capital, attractive relative valuations, ability to generate cash, attractive balance sheet risk profiles, and prospects for sustainable profitability.

Following the end of fiscal year 2018, we purchased the assets related to the management of the BP Funds, adding the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund to the Hennessy Funds family in the Sector and Specialty category.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each of the Hennessy Funds and their relevant benchmark indices for the one-year, three-year, five-year, ten-year, and since inception periods ended September 30, 2018.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is no guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various time periods in the past and may do so again in the future.

Hennessy Funds Performance as of September 30, 2018:

Hennessy Cornerstone Growth Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)
Institutional Class Share—HICGX**	6.55%	9.47%	10.74%	8.53%	9.43%
Investor Class Share—HFCGX	6.18%	9.14%	10.42%	8.20%	9.27%
Russell 2000 Index (1)	15.24%	17.12%	11.07%	11.11%	9.05%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	8.72%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share—HFCIX**	9.34%	11.26%	10.63%	13.50%	13.22%
Investor Class Share—HFCSX	8.94%	10.85%	10.24%	13.11%	13.04%
Russell 3000 Index (2)	17.58%	17.07%	13.46%	12.01%	8.62%
Russell Midcap Growth Index (3)	21.10%	16.65%	13.00%	13.46%	9.28%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (9/17/03)
Institutional Class Share—HIMDX**	2.20%	4.95%	9.32%	10.88%	10.63%
Investor Class Share—HFMDX	1.80%	4.57%	8.99%	10.49%	10.36%
Russell Midcap Index (4)	13.98%	14.52%	11.65%	12.31%	10.84%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	9.42%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/20/09)
Institutional Class Share—HILGX	13.97%	13.70%	11.39%	—	16.57%
Investor Class Share—HFLGX	13.63%	13.40%	11.15%	—	16.29%
Russell 1000 Index (5)	17.77%	17.07%	13.67%	12.09%	17.59%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	17.44%

Hennessy Cornerstone Value Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (11/01/96)
Institutional Class Share—HICVX**	10.89%	15.47%	10.31%	11.18%	7.37%
Investor Class Share—HFCVX	10.64%	15.17%	10.09%	10.89%	7.25%
Russell 1000 Value Index (6)	9.45%	13.55%	10.72%	9.79%	8.68%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	8.72%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (7/29/98)
Investor Class Share—HDOGX	7.75%	11.81%	8.05%	7.85%	5.15%
75/25 Blended DJIA/Treasury Index (7)	15.80%	15.38%	11.01%	9.33%	6.70%
Dow Jones Industrial Average (2)	20.76%	20.49%	14.57%	12.22%	8.04%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (6/03/97)
Institutional Class Share—HEIIX	9.16%	9.15%	7.69%	8.18%	7.18%
Investor Class Share—HEIFX***	8.75%	8.74%	7.31%	7.85%	6.97%
Blended Balanced Index (8)	10.10%	10.59%	8.94%	8.67%	6.87%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	7.98%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years	Since Inception (3/08/96)
Investor Class Share—HBFBX	5.13%	8.30%	5.19%	5.49%	4.52%
50/50 Blended DJIA/Treasury Index (9)	10.67%	10.35%	7.49%	6.58%	6.48%
Dow Jones Industrial Average (2)	20.76%	20.49%	14.57%	12.22%	9.71%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (5/10/89)
Institutional Class Share—HGASX**	0.11%	7.73%	7.26%	10.13%	9.53%
Investor Class Share—GASFX	-0.28%	7.52%	7.14%	10.07%	9.50%
AGA Stock Index (10)	1.08%	8.96%	8.35%	11.02%	10.66%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	10.32%

Hennessy Japan Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (10/31/03)
Institutional Class Share—HJPIX	21.51%	21.20%	14.79%	12.79%	10.28%
Investor Class Share—HJPNX	20.98%	20.74%	14.42%	12.50%	10.05%
Russell/Nomura Total Market Index (11)	9.86%	13.36%	7.90%	6.76%	5.60%
Tokyo Stock Price Index (TOPIX) (12)	9.85%	13.14%	7.82%	6.76%	5.48%

Hennessy Japan Small Cap Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (8/31/07)
Institutional Class Share—HJSIX**	15.55%	20.99%	16.31%	14.60%	11.47%
Investor Class Share—HJPSX	15.01%	20.65%	16.07%	14.48%	11.36%
Russell/Nomura Small Cap Index (13)	7.99%	16.28%	10.54%	10.53%	6.95%
Tokyo Stock Price Index (TOPIX) (12)	9.85%	13.14%	7.82%	6.76%	3.44%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share—HILFX**	13.88%	15.31%	10.81%	10.33%	8.46%
Investor Class Share—HLFNX	13.57%	14.85%	10.52%	10.18%	8.39%
Russell 1000 Financial Services Index (14)	12.42%	16.20%	13.54%	8.51%	7.26%
Russell 1000 Index (5)	17.77%	17.07%	13.67%	12.09%	8.64%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (1/03/97)
Institutional Class Share—HISFX**	0.93%	11.71%	9.93%	10.36%	10.87%
Investor Class Share—HSFNX	0.49%	11.26%	9.51%	10.02%	10.71%
Russell 2000 Financial Services Index (15)	6.79%	14.88%	11.92%	8.96%	9.13%
Russell 2000 Index (1)	15.24%	17.12%	11.07%	11.11%	8.79%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years	Since Inception (2/01/02)
Institutional Class Share—HTCIX**	22.68%	17.05%	11.38%	10.24%	7.25%
Investor Class Share—HTECX	22.40%	16.67%	11.04%	9.98%	7.10%
NASDAQ Composite Index (16)	25.17%	21.70%	17.72%	15.77%	10.16%
S&P 500 Index (2)	17.91%	17.31%	13.95%	11.97%	8.06%

*

Performance information from the inception date of the fund through the date Hennessy began managing the fund is included because the previous investment manager(s) managed the fund using a similar investment strategy.

**

Performance shown for periods prior to the inception of Institutional Class shares represents the performance of Investor Class shares of the fund and includes expenses that are not applicable to, and are higher than, those of Institutional Class shares.

***

Performance shown for periods prior to the inception of Investor Class shares represents the performance of Institutional Class shares of the fund and includes expenses that are not applicable to, and are lower than, those of Investor Class shares.

(1)	The Russell 2000 Index is an unmanaged index commonly used to measure the performance of small-capitalization U.S. stocks.
(2)	The S&P 500 Index, Russell 3000 Index, and Dow Jones Industrial Average are unmanaged, broad-based indices commonly used to measure the performance of U.S. stocks.
(3)	The Russell Midcap Growth Index is an unmanaged index commonly used to measure the performance of mid-capitalization, growth-oriented U.S. stocks.
(4)	The Russell Midcap Index is an unmanaged index commonly used to measure the performance of mid-capitalization U.S. stocks.
(5)	The Russell 1000 Index is an unmanaged index commonly used to measure the performance of large-capitalization U.S. stocks.
(6)	The Russell 1000 Value Index is an unmanaged index commonly used to measure the performance of large-capitalization, value-oriented U.S. stocks.
(7)

The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the ICE BofAML 3-Month U.S. Treasury Bill Index, which is an unmanaged index comprising U.S. Treasury securities maturing in three months.

(8)

The Blended Balanced Index consists of 60% common stocks, represented by the S&P 500 Index, and 40% bonds, represented by the Bloomberg Barclays Capital Intermediate U.S. Government/Credit Index, which is an unmanaged index commonly used to measure the performance of U.S. bonds.

(9)

The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks, represented by the Dow Jones Industrial Average, and 50% short-duration Treasury securities, represented by the ICE BofAML 1-Year U.S. Treasury Note Index, which is an unmanaged index comprised of U.S. Treasury securities maturing in approximately one year.

(10)	The AGA Stock Index is a market capitalization-weighted index, adjusted monthly, consisting of member companies of the AGA.
(11)	The Russell/Nomura Total Market Index is a market capitalization-weighted index of Japanese equities and is presented in U.S. dollar terms.
(12)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all companies listed on the First Section of the Tokyo Stock Exchange and is presented in U.S. dollar terms.
(13)	The Russell/Nomura Small Cap Index represents the universe of small-capitalization companies in the Japanese equity markets and is presented in U.S. dollar terms.
(14)	The Russell 1000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. large-capitalization financial sector stocks.
(15)	The Russell 2000 Financial Services Index is an unmanaged index commonly used to measure the performance of U.S. small-capitalization financial sector stocks.
(16)	The NASDAQ Composite Index is a broad-based, capitalization-weighted index of all the common stocks listed on the NASDAQ National Market.

Investors cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses, or taxes.

Frank Russell Company (“ Russell”) is the source and owner of the trademarks, service marks, and copyrights related to the Russell Indexes. Russell® is a trademark of Frank Russell Company. Neither Russell nor its licensors accept any liability for any errors or omissions in the Russell Indexes or Russell ratings or underlying data and no party may rely on any Russell Indexes or Russell ratings or underlying data contained in this communication. No further distribution of Russell data is permitted without Russell’s express written consent. Russell does not promote, sponsor, or endorse the content of this communication.

Development of New Investment Strategies and Expanding Our Product Offerings

We develop new investment strategies and expand our product offerings by identifying client needs and reviewing asset allocation tables to determine where we can augment our family of mutual funds. Once we identify an attractive market segment, we select one of the following methods to initiate the new strategy:

•

We screen the appropriate universe of stocks with a set of parameters that we believe identifies stocks that will produce higher long-term returns with lower associated risk than their relative indices, and we then introduce the new investment strategy into the marketplace by opening and directly marketing a new mutual fund;

•	We purchase the assets related to the management of an existing mutual fund that we then manage ourselves;

•	We purchase the assets related to the management of an existing mutual fund and then engage the existing portfolio managers or strategic firm to act as a sub-advisor to manage the fund; or

•	We purchase the assets related to the management of an existing mutual fund and then employ the existing portfolio management team to manage the fund.

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

The following table summarizes our assets under management for the past three fiscal years:

	Total Assets Under Management For the Fiscal Year Ended September 30,
	2018	2017	2016
	(In thousands)
Beginning assets under management	$6,612,812	$6,698,519	$5,987,985
Acquisition inflows	374,361	—	434,530
Organic inflows	1,193,270	1,150,462	2,168,840
Redemptions	(2,376,180)	(2,093,315)	(2,417,384)
Market appreciation	393,354	857,146	524,548

Ending assets under management	$6,197,617	$6,612,812	$6,698,519

As stated above, the fees we receive for providing investment advisory and shareholder services increase or decrease as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisor fees, for the past three fiscal years:

	Revenues for the Fiscal Year Ended September 30,
	2018	2017	2016
	(In thousands)
Investment advisory fees	$50,235	$48,296	$46,391
Shareholder service fees	4,355	4,659	5,019

Subtotal	54,590	52,955	51,410
Sub-advisor fees	(10,461)	(9,225)	(8,743)

Revenues, net of sub-advisor fees	$44,129	$43,730	$42,667

Investment Advisory Agreements and Fees

We provide investment advisory services to the entire family of Hennessy Funds pursuant to management contracts with Hennessy Funds Trust. Under these management contracts, we are responsible for the provision of investment advisory services to the Hennessy Funds, subject to the oversight of the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”) and according to each fund’s particular fundamental investment objectives and policies. The services that we provide to each Hennessy Fund pursuant to these management contracts include, among other things, the following:

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

•

performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, maintaining books and records, and preparing an annual compliance report for the Funds’ Board of Trustees;

•

if applicable, overseeing the selection and continued employment of the fund’s sub-advisor, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•

overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales, marketing, public relations, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third-party platforms;

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

The management contracts also provide that we are responsible for performing any ordinary clerical and bookkeeping services needed by the Hennessy Funds that are not provided by the funds’ custodian, administrator, or transfer agent. The Funds’ Board of Trustees is comprised of our Chief Executive Officer and Chairman of our Board of Directors, Neil J. Hennessy, and three trustees who are not interested persons of the Hennessy Funds (the “disinterested trustees”). Under the Investment Company Act of 1940, a majority of the disinterested trustees must approve the entry into and continuation of our management contracts. The disinterested trustees also have sole responsibility for selecting and nominating other disinterested trustees.

In exchange for the services described above, we receive an investment advisory fee from each of the Hennessy Funds, which is calculated as a percentage of each fund’s average daily net asset value. As of September 30, 2018, the percentages upon which the annual investment advisory fees payable to us by the Hennessy Funds are based are as follows:

Hennessy Fund	Investment Advisory Fee (as a % of fund assets)
All Class Shares
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Gas Utility Fund	0.40%
Hennessy Japan Fund	0.80%
Hennessy Japan Small Cap Fund	0.80%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Technology Fund*	0.74%

*	The investment advisory fee for the Hennessy Technology Fund was reduced from 0.90% to 0.74% effective as of February 28, 2017.

Following the end of fiscal year 2018, we purchased the assets related to the management of the BP Funds. We receive an investment advisory fee from the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund at annual rates of 1.25% and 1.10%, respectively, of the average daily net asset value of such funds.

Effective February 28, 2017, the Company waives fees with respect to the Hennessy Technology Fund to comply with a contractual expense ratio limitation. The fee waiver is calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and is charged to expense monthly by the Company as an offset to revenues. The waived fee is deducted from investment advisory fee income and reduces the aggregate amount of advisory fees received by the Company in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees voluntarily would not apply to previous periods, but would only apply on a going forward basis.

Our management contracts must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) the vote of a majority of the disinterested trustees. If the management contracts are not renewed annually as described above, they terminate automatically. They also would terminate automatically if the Company were to assign them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block) or if either the Company or the applicable Hennessy Fund provides 60 days’ notice of termination to the other party.

Sub-Advisory Agreements and Fees

We have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight, for some of the Hennessy Funds. In each case, the sub-advisor entity or the individuals working at the sub-advisor entity is the same entity or are the same individuals who advised the fund prior to our purchase of the assets related to the management of such fund. The services that each sub-advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub-advisory agreement include:

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

These sub-advisory services must be delivered in accordance with the terms of the sub-advisory agreement and the sub-advised fund’s Prospectus and Statement of Additional Information, all as subject to the direction, supervision, and control of the Funds’ Board of Trustees and us. In exchange for sub-advisory services, we pay sub-advisor fees to the sub-advisors out of our own assets. Sub-advisor fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor for such fund, and the percentage used to calculate the annual sub-advisor fees payable by us to such fund’s sub-advisor as of the end of fiscal year 2018:

Hennessy Fund	Sub-Advisor (for all class shares)	Sub-Advisor Fee (as a % of fund assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%
	Financial Counselors, Inc. (fixed income allocation)	0.27%
Hennessy Equity and Income Fund	The London Company of Virginia, LLC (equity allocation)	0.33%
Hennessy Japan Fund	SPARX Asset Management Co. Ltd.	$0-$500 million: 0.35% Above $500 million-$1 billion: 0.40% Above $1 billion: 0.42%
Hennessy Japan Small Cap Fund	SPARX Asset Management Co. Ltd.	$0-$500 million: 0.35% Above $500 million-$1 billion: 0.40% Above $1 billion: 0.42%

The sub-advisory agreements must be renewed annually in the same manner as the management contracts and are subject to the same termination provisions.

Following the end of fiscal year 2018, we purchased the assets related to the management of the BP Funds and engaged BP Capital Fund Advisors, LLC as the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund at an annual rate of 0.40% of the average daily net asset value of such funds.

Shareholder Servicing Agreements and Fees

We provide shareholder services to the entire family of the Hennessy Funds pursuant to a shareholder servicing agreement with Hennessy Funds Trust covering Investor Class shares of such funds. The shareholder services that we provide for the Hennessy Funds include, among other things, the following:

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

In exchange for the services described above, we receive a shareholder service fee from each of the Hennessy Funds of 0.10% of the average daily net assets of such fund’s Investor Class shares.

12b-1 Plans

All of the Hennessy Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the Investment Company Act of 1940, which permits a mutual fund to adopt a plan that allows the fund to collect fees to use to make payments to third parties in connection with the distribution of fund shares. Amounts paid under a plan may be spent on any activities or expenses primarily intended to result in sale of shares of the funds, including, but not limited to (i) advertising, (ii) compensation paid to financial institutions, broker-dealers, and others for sales and marketing, (iii) shareholder accounting servicing, (iv) printing and mailing prospectuses to possible new shareholders, and (v) printing and mailing sales literature. A mutual fund may also employ a distributor to distribute and market fund shares and then use 12b-1 fees to pay the distributor for expenses relating to telephone use, overhead, employing employees who engage in or support the distribution of the fund shares, printing prospectuses and other reports for possible new shareholders, advertising, and preparing and distributing sales literature.

The 12b-1 fee for each of the Hennessy Funds is 0.15% of such fund’s average daily net assets.

CUSTODIAL AND BROKERAGE ARRANGEMENTS

A third-party custodian acts as custodian for all of our assets under management.

All trades for the Hennessy Funds are executed by independent brokerage firms following our direction or the direction of our sub-advisors. When selecting brokers, we and our sub-advisors are required to seek best execution. Although there is no single statutory definition, Securities and Exchange Commission (“SEC”) releases and other legal guidelines make clear that this duty requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account.” The lowest possible commission, while important, is not the sole determinative factor. We and our sub-advisors also consider factors such as order size and market depth, availability of competing markets and liquidity, trading characteristics of the security, financial responsibility of the broker-dealer, and the broker’s ability to address current market conditions.

Currently, we participate in “soft dollar” arrangements with one of our brokers. This means we receive research reports and real-time electronic research to assist us in trading and managing the Hennessy Funds. Under these soft dollar arrangements, the Hennessy Funds pay brokerage commissions for securities trades at the regular market rate, and some or all of the value of those commissions is received by us in the form of research or other services that benefit the Hennessy Funds. We believe our soft dollar arrangements comply with SEC guidance regarding soft dollars.

LICENSE AGREEMENT

Our ability to use the names and formulaic investment strategies of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund are governed by the terms and conditions of a license agreement, dated as of April 10, 2000, with Netfolio. Under the license agreement, Netfolio granted us a perpetual, paid-up, royalty-free, exclusive license to use certain trademarks, such as “Strategy Indexing,” “Cornerstone Growth,” and “Cornerstone Value,” as well as the formula investment strategies used by the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. All of our advertising, marketing, promotional, and other materials incorporating or referring to the trademarks are subject to the prior written approval of Netfolio, except that we do not need Netfolio’s prior written approval to use the trademarks in a manner that is not substantially unchanged from any prior use by Netfolio in its own business or from any prior use by us previously approved by Netfolio. We have the right to assign the license to another person or entity if the assignee agrees in writing to be bound by the terms of the license agreement. There are no ongoing licensing fees associated with this license agreement, and Netfolio does not have any contractual rights to terminate the license agreement.

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996 through the end of fiscal year 2018, we have grown our assets under management to approximately $6.2 billion. During that time, we have consistently pursued a growth strategy centered on organic growth through our marketing and sales efforts and growth through strategic purchases of management-related assets. The implementation of this business strategy is described below.

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

We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and repeatable investment process that combines time-tested stock selection strategies with highly disciplined, team-managed approaches to investing. We offer both quantitative funds and actively managed funds. We believe our quantitative funds will attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We believe that our actively managed funds will attract investors who appreciate a fundamental, hands-on investment management approach and talented portfolio managers. We also believe our more conservative, income-generating funds will attract investors seeking alternatives to mutual funds invested entirely in equities.

We run a comprehensive and far-reaching public relations program designed to disseminate our message to a wide variety of potential investors through frequent television appearances, radio spots, feature articles, and print media mentions. We have partnered with an industry-leading public relations firm, SunStar Strategic, to proactively promote the Hennessy Funds to national financial media. This public relations program has consistently resulted in the Hennessy Funds being mentioned an average of once every two to three days in national print and broadcast media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplinger, and Barron’s, among others. To facilitate our presence in the media, we utilize LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, California. Along with our primary spokesperson, Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors and President, Chief Investment Officer, and a Portfolio Manager of the Hennessy Funds, we also utilize David Ellison and Ryan Kelley, both Portfolio Managers of the Hennessy Funds, as well as our sub-advisors, to further expand our public relations program and provide comprehensive media coverage of our products.

We maintain and regularly update a robust website. We also utilize more focused marketing efforts, such as sending informational and promotional communications, fund performance updates, news articles pertaining to the Hennessy Funds, and Portfolio Manager commentaries to investors and prospective investors. We also participate in exhibitions at select investment advisor trade shows throughout the year. Additionally, we attend strategic industry-related conferences and participate as moderators or guest speakers on industry-related panels whenever the opportunity arises.

•	Expanding our distribution network to additional mutual fund platforms

One of the ways investors may purchase shares of the Hennessy Funds is through mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing. Mutual fund supermarkets generally offer funds of many different investment companies to investors, in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. This ability to purchase various mutual funds in a single location is very attractive to investors. The majority of our $6.2 billion of assets under management as of September 30, 2018, is held at mutual fund supermarkets.

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

A primary component of our growth strategy is to selectively pursue strategic purchases of assets related to the management of additional mutual funds. We believe the regulatory burden imposed upon the mutual fund industry, along with increased competition, has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets. In addition, we believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. In some instances, we have also been able to improve performance.

Through our asset purchase strategy, we have successfully completed nine asset purchases of management-related assets over an 18-year period, and we have efficiently integrated $4.1 billion of net assets of 28 different mutual funds into the Hennessy Funds family. Our most recent asset purchase was completed on January 12, 2018, when we purchased the assets related to the management of the Rainier Small/Mid Cap Equity Fund, the final of the three Rainier Funds we purchased pursuant to the Transaction Agreement, dated May 10, 2017, with Rainier and Rainier’s majority owner, Manning & Napier Group, LLC. We had previously purchased the assets of the Rainier Large Cap Equity Fund and the Rainier Mid Cap Equity Fund on December 1, 2017. The three Rainier Funds collectively represented approximately $375 million in assets under management as of the applicable closing dates. In addition, on July 10, 2018, we signed a definitive agreement with BP Capital Fund Advisors, LLC to purchase the assets related to the management of the BP Funds. In October, following the end of our fiscal year 2018, we completed the transaction, which marked our 10th asset purchase (see further discussion in Footnote 15 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below).

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

We are registered as an investment advisor with the SEC and, therefore, must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to investors, transactions with investors, compliance program effectiveness, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between an advisor and advisory investors, recordkeeping and reporting, disclosure, and anti-fraud matters.

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

Our mutual funds are registered with the SEC under the Investment Company Act of 1940, which imposes additional obligations on both the funds and the advisor, including detailed operational requirements. While we exercise broad discretion over the day-to-day management of the business and affairs of the Hennessy Funds and the investment portfolios of the Hennessy Funds, our own operations are subject to oversight and management by the Funds’ Board of Trustees. Under the Investment Company Act of 1940, a majority of the trustees must not be “interested persons” with respect to us (sometimes referred to as the “independent trustee” requirement). The responsibilities of the Funds’ Board of Trustees include, among other things, annually approving the continuation of our investment management agreements and shareholder servicing agreement with the Hennessy Funds and our sub-advisory agreements with the sub-advisors to the Hennessy Funds, approving other service providers, determining the method of valuing assets, and monitoring transactions involving affiliates. The Investment Company Act of 1940 also imposes on the investment advisor to a mutual fund a fiduciary duty with respect to the receipt of the advisor’s investment advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action, or through litigation initiated by investors in the Hennessy Funds pursuant to a private right of action.

The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censures to the suspension of individual employees to termination of an investment advisor’s registration. A violation of applicable law or regulations could also subject us, our directors, and our employees to civil actions brought by private parties. We believe we are in compliance in all material respects with all applicable SEC requirements.

EMPLOYEES

As of September 30, 2018, we employed 23 employees, 20 of whom were full-time employees.

The executive officers of the company are (i) Neil J. Hennessy, Chief Executive Officer and Chairman of our Board of Directors, (ii) Teresa M. Nilsen, President, Chief Operating Officer, Secretary, and a member of our Board of Directors, (iii) Kathryn R. Fahy, Chief Financial Officer and Senior Vice President, and (iv) Daniel B. Steadman, Executive Vice President and a member of our Board of Directors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., (a) Mr. Hennessy serves as President, Chief Investment Officer, and a Portfolio Manager of the Hennessy Funds and is a member of the Funds’ Board of Trustees, (b) Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds, (c) Ms. Fahy is Vice President, Assistant Treasurer, and Assistant Secretary of the Hennessy Funds, and (d) Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

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

We face many risks and uncertainties, many of which are inherent in the financial services industry and the investment advisory business. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating us and our common stock. Our business, results of operations, financial condition, and stock price could be materially adversely affected by any of the risks we face, including those described below.

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

The Hennessy Funds are rated, ranked, and assessed by independent third parties, including rating agencies, industry analysts, distribution partners, and industry periodicals. These ratings, rankings, and assessments often influence the investment decisions of investors, but they can be affected by a number of factors that are not under our direct control and may change frequently. For example, a ranking agency like Morningstar may change its ranking designs and methodology, which could result in a decrease in the ratings of the Hennessy Funds without any action on our part. If the Hennessy Funds received an adverse rating, ranking, or assessment from a third party, it could result in an increase in the withdrawal of assets from the Hennessy Funds by existing investors and the inability to attract additional investments into the Hennessy Funds from existing and new investors, thereby reducing our assets under management and adversely affecting our revenues.

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

During fiscal year 2018, our average assets under management was concentrated in the following three Hennessy Funds: (i) the Hennessy Focus Fund (40% of average assets under management); (ii) the Hennessy Gas Utility Fund (17% of average assets under management); and (iii) the Hennessy Cornerstone Mid Cap 30 Fund (15% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Focus Fund (47% of total revenue); (b) the Hennessy Cornerstone Mid Cap 30 Fund (15% of total revenue); and (c) the Hennessy Gas Utility Fund (10% of total revenue). As a result, our operating results are particularly dependent upon the performance of these funds and our ability to maintain and grow assets under management in these funds. If any of these funds were to experience a significant increase in redemptions for any reason, our assets under management would be reduced, adversely affecting our revenues.

We face intense competition in attracting investors and retaining net assets in the Hennessy Funds.

The investment advisory industry is intensely competitive, and new participants are continually entering the industry. We compete directly with numerous global and U.S. investment advisors, commercial banks, savings and loan associations, brokerage and investment banking firms, broker-dealers, insurance companies, and other financial institutions that often provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research, and distribution resources and other capabilities than we do. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors that we seek to serve. If we are unable to attract investors and retain net assets in the Hennessy Funds due to increased competition, our revenues could decline and we could experience a material adverse effect on our business, results of operations, and financial condition.

For more information regarding competitive factors, see the “Competition” subheading in Item 1, “Business,” above.

Market consolidation and industry trends could negatively impact our business.

In recent years, there have been several instances of industry consolidation in both the distribution and investment management areas. Further consolidation may occur in these areas in the future. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future. Additionally, the market environment in recent years has led some investors to increasingly favor lower–fee, passive products. As a result, investment advisors that emphasize passive products have gained, and may continue to gain, market share from active managers like us. While we cannot predict how much market share these competitors will gain, we believe there will always be demand for good active management.

Our investment advisory and shareholder servicing agreements can be terminated on short notice, are not freely assignable, and must be renewed annually; the loss of such agreements would reduce our revenues.

We generate all of our operating revenues from the investment advisory and shareholder servicing agreements with the Hennessy Funds. These agreements may be terminated without penalty on 60 days’ notice and may not be assigned without investor consent. In addition, they must be renewed annually by (i) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) a majority of the disinterested trustees. The termination or non-renewal of these agreements, or the renegotiation of the terms of these agreements in a manner detrimental to us, could result in a substantial reduction in revenues, which could have a material adverse effect on our business, results of operations, and financial condition.

We utilize unaffiliated sub-advisors to manage the portfolio composition of certain of the Hennessy Funds and any matters that have an adverse impact on their businesses, or any change in our relationships with our sub-advisors, could lead to a reduction in assets under management, which would adversely affect our revenues.

We utilize unaffiliated sub-advisors to manage the portfolio composition of some of the Hennessy Funds. Although we perform due diligence on our sub-advisors, we do not manage their day-to-day business activities. Our financial condition and profitability may be adversely affected by situations that are specific to such sub-advisors, such as disruption of their operations, their exposure to disciplinary action, or reputational harm to them.

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

Investments in the Hennessy Funds made through third-party intermediaries, as opposed to direct investments in the Hennessy Funds, can be more easily moved to investments in funds outside of the Hennessy Fund family. Third-party intermediaries are attractive to investors because of the ease of accessibility to a variety of funds, but this causes the investments to be more sensitive to fluctuations in performance, especially in the short-term. If we were unable to retain the assets of the Hennessy Funds held through third-party intermediaries, our assets under management would be reduced. As a result, our revenues could decline and our business, results of operations, and financial condition could be materially adversely affected.

We depend on third-party investment professionals and the distribution channels they utilize to market the Hennessy Funds.

Our primary source of distribution of the Hennessy Funds is through intermediaries that include national, regional, and independent broker-dealers, financial planners, and registered investment advisors. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. These distribution intermediaries generally can terminate their relationships with us on short notice. Mergers and other corporate transactions among distributors also may affect our distribution relationships. Moreover, in the past, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional regulations could lead to further changes, potentially resulting in reduced distribution of certain of the Hennessy Funds. Our lack of access to these distribution channels could have a material adverse effect on our business because investment professionals may not distribute the Hennessy Funds if we are no longer participants on the platforms of firms that permit their investment professionals to utilize no-load funds for their investors. Either of these events could cause the net assets of the Hennessy Funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

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

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structures. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment advisory industry. In order for us to maintain our fee structures in a competitive environment, we must be able to provide our mutual fund investors with investment returns and service that will adequately compensate them for investing in our mutual funds with our current fee structures. We cannot be assured that we will succeed in maintaining our current fee structures, and fee reductions on existing or future business could have a material adverse effect on our results of operations.

We may be required to forego all or a portion of our fees under our management contracts covering the Hennessy Funds.

On an annual basis, the Funds’ Board of Trustees must assess the reasonableness of our investment advisory fees. We regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios (although in the past we have only waived fees based on contractual obligations). Any waiver of or reduction in fees would cause our revenues to decline and could adversely affect our business, results of operations, and financial condition. Any voluntary fee waiver would only apply on a going-forward basis and would not apply to previous periods.

We utilize quantitative investment strategies for some of the Hennessy Funds that require us to invest in specific portfolios of securities and hold these positions for a specified period of time regardless of performance.

Our formula-driven funds adhere to quantitative investment strategies, and the portfolios of stocks held by such funds are rescreened and rebalanced at designated times in accordance with such investment strategies. Adhering to our investment strategies may result in the sale of securities that have been performing well in the near term and the purchase of securities that have been performing less well in the near term. Additionally, we will maintain a position in a relatively poorly performing security throughout the course of the portfolio holding period. Either of these actions could, in theory, result in relatively low performance of the formula-driven Hennessy Funds and adversely affect the net assets of such Hennessy Funds. A decrease in the net assets of the Hennessy Funds would adversely affect our revenues.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund invest in the Japanese stock market in yen, which involves foreign exchange and economic uncertainties.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which exposes these funds to risks that are not typically associated with an investment in a U.S. issuer. The values of these funds fluctuate with changes in the value of the Japanese yen versus the U.S. dollar. Investments in Japanese securities also expose these funds to the economic uncertainties affecting Japan. Japanese financial accounting standards and practices may differ, and there may be less information on Japanese companies available publicly. If these circumstances result in a reduction in the total assets of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, our assets under management would be reduced, which would adversely affect our revenues.

The terms of our loan agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions. In addition, certain events could cause us to default on our loan agreement.

The gross amount outstanding under our loan agreement with U.S. Bank National Association (“U.S. Bank”) and California Bank & Trust, as of the end of fiscal year 2018, was $21.9 million (initially $35.0 million, consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). The loan agreement contains a number of covenants that collectively impose operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The loan agreement also sets forth a number of events that, if they occur, would constitute events of default, such as a failure by us to comply with the covenants in the loan agreement or the termination or non-renewal of one or more of our management contracts if such termination or non-renewal would reasonably be expected to have a material adverse effect on us. The occurrence of an event of default would give the lenders the right to declare our borrowings, together with accrued and unpaid interest, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets. If the debt under our loan agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations, and financial condition.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our loan agreement with U.S. Bank and California Bank & Trust, our effective interest rate as of the end of fiscal year 2018 is 4.854%. Because the interest payable is a floating rate (see further discussion in Footnote 7 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below), the interest expense we incur will vary with changes in the applicable reference rate. As a result, an increase in short-term interest rates will increase our interest costs and could adversely affect our liquidity. Failure to maintain adequate liquidity could lead to unanticipated costs and force us to revise our strategic and business initiatives, materially adversely affecting our business, results of operations, and financial condition.

We depend on key personnel to manage our business, and the loss of any of their services, combined with our inability to identify and retain a suitable replacement for such person, could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.

Our success is largely dependent on the skills, experience, and performance of our key personnel. The business acumen, investment advisory expertise, and business relationships of our key personnel are critical elements in operating and expanding our business. Financial services professionals are in high demand, and we face significant competition for qualified employees. The loss of services of any of our key personnel for any reason, combined with our inability to identify and retain a suitable replacement for such person, could have a material adverse effect on our business, results of operations, and financial condition. Moreover, in order to retain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense.

Management contracts purchased by us are currently classified as an indefinite life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The investment management contracts that we have purchased, a $78.2 million asset on the balance sheet as of the end of fiscal year 2018, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as an asset with an “indefinite life” each reporting period. If our purchased investment management contracts are ever classified as an asset with a definite life, we would begin amortizing such agreements over their remaining useful life. If the contracts continue to be classified as an indefinite life asset, we will continue to review the carrying value to determine if any impairment has occurred. The impairment analysis has been based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We pursue strategic asset purchases as part of our regular business strategy, and such acquisitions involve inherent risks that could adversely affect our operating results and financial condition and potentially dilute the holdings of current shareholders.

As part of our regular business strategy, we pursue strategic purchases of assets related to the management of additional mutual funds. This strategy is accompanied by risks including, among others, the possibility of the following:

•	the potential unavailability of attractive acquisition opportunities;

•	a high level of competition from other companies that may have greater financial resources than we do;

•	our inability to value potential asset purchases accurately and negotiate acceptable purchase terms;

•	our inability to secure enough affirmative votes to gain approval of the proposed fund reorganization from the target fund’s shareholders;

•	the loss of mutual fund assets paid for in an asset purchase through redemptions by shareholders of the mutual funds involved in the asset purchase;

•	higher than anticipated asset purchase expenses;

•	our inability to successfully integrate and maintain adequate infrastructure to support business growth;

•	increasing our leverage;

•	the potential diversion of our management’s time and attention;

•	dilution to our shareholders if we fund an asset purchase in whole or in part with our common stock; and

•	adverse effects on our earnings if purchased intangible assets become impaired.

While we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk-mitigating measures that we put in place may not be sufficient to address these risks. If one or more of these risks occur, we may be unable to successfully complete a purchase of management-related assets (thereby requiring us to write off any related expenses), we may experience an impairment of management contract valuations, we may receive negative publicity or suffer other negative impacts on our reputation, and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, results of operations, and financial condition.

The potential future growth of our business may place significant demands on our resources and employees, and may increase our expenses, risks, and regulatory oversight.

The potential future growth of our business may place significant demands on our infrastructure, investment team, and other employees, which may increase our expenses. The potential inability of our systems to accommodate an increasing volume of transactions could constrain our ability to expand our businesses. We may face significant challenges in maintaining and developing adequate financial and operational controls, implementing new or updated information and financial systems, managing and appropriately sizing our work force, and updating other components of our business on a timely basis and in a cost-effective manner. There can be no assurance that we will be able to manage the potential future growth of our business effectively, and any failure to do so could adversely affect our ability to generate revenues and control our expenses.

Higher insurance premiums and increased insurance coverage risks could increase our costs and reduce our profitability.

While we carry insurance in amounts and under terms that we believe are appropriate, we cannot guarantee that our insurance will cover all liabilities and losses to which we may be exposed or, if covered, that such liabilities and losses will not exceed the limits of available insurance coverage or that our insurers will remain solvent and meet their obligations. In addition, we cannot guarantee that our insurance policies will continue to be available at current terms and fees.

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

We are highly dependent on various software applications and other technologies, as well as on third parties who utilize various software applications and other technologies, for our business to function properly and to safeguard confidential information; any significant limitation, failure, or security breach could adversely affect our operations.

We use software and related technologies throughout our business and also utilize third-party vendors who use software and related technologies to provide services to us and the Hennessy Funds. Although we take protective measures (including striving to understand the protective measures taken by our third-party vendors) and endeavor to modify such protective measures as circumstances warrant, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, third-party failures, or other unexpected events. We cannot predict with certainty all of the adverse effects that could result from the failure to efficiently address and resolve these delays and interruptions.

We could also be subject to losses if we fail to properly safeguard sensitive and confidential and proprietary information that we and our third-party vendors store and transmit as part of our normal business operations. Although we take protective measures, the security of our and our vendors’ computer systems, software, and networks may be vulnerable to hacking, breaches, unauthorized access, misuse, computer viruses, or other malicious code, as well as to other events that could have a security impact, such as an employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Additionally, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced, or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions.

There have been a number of highly publicized cases in recent years involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft, and destruction of corporate information or other assets, as a result of employees’ or contractors’ failure to follow procedures or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments. We, the Hennessy Funds, and our third-party vendors may be vulnerable to such unauthorized disclosures and cyber-attacks. Our increased use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or proprietary information.

If any of these events were to occur, we could suffer a financial loss, a disruption of our business, liability to the Hennessy Funds and their investors, regulatory intervention, or reputational damage, any of which could have a material adverse effect on our business, results of operations, and financial condition. We also may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures.

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. While we strive to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations, and financial condition.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act included “whistleblower” provisions that entitle persons who report alleged wrongdoing to the SEC to cash rewards. According to a recent annual report to Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions. Addressing such claims could generate significant expenses and take up significant management time, even if such claims are frivolous or non-meritorious.

Any damage to our reputation could harm our business and lead to a reduction in revenues and profitability.

Our success depends, in part, on maintaining a strong reputation in the investment community. Our reputation is vulnerable to many threats that can be difficult or impossible to control and costly or impossible to remediate, even if they are without merit or are satisfactorily addressed. Our reputation may be impacted by many factors, including, but not limited to, litigation, regulatory inquiries or investigations, conflicts of interest, employee misconduct, and rumors. Any damage to our reputation could result in redemptions by investors in the Hennessy Funds, impede our ability to attract new investors, or negatively impact our relationships with third-party intermediaries, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Our business is extensively regulated, which increases our costs of doing business, and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933, as amended, the Exchange Act, the Investment Company Act of 1940, the Investment Advisers Act of 1940, and various other statutes. The regulations we are subject to are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws and regulations, the mutual fund industry has undergone increased scrutiny by the SEC and state regulators for the past several years, resulting in numerous enforcement actions, “sweep” examinations, and new rules and rule proposals. These actions have increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new rules, regulations, or legislation require us to spend more time, hire additional personnel, or buy new technology to comply with these rules, regulations, and laws. Any changes in rules, regulations, and laws could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. In addition to securities regulations, our business also may be materially adversely affected by other types of regulations and policies. For example, the amount of net assets in the Hennessy Funds in a given time period could be affected by, among other things, existing and proposed tax legislation or the interest rate policies of the Federal Reserve Board. Additionally, in the past we have been affected by legislation such as the U.S. Department of Labor “fiduciary rule,” which significantly expanded the class of advisers and the scope of investment advice that are subject to fiduciary standards, causing financial advisers and broker-dealers to make significant operational changes, including, in some cases, to remove one or more of the Hennessy Funds from their platforms. While the U.S. Court of Appeals for the Fifth Circuit issued a mandate vacating the fiduciary rule in its entirety on June 21, 2018, a similar federal or state regulation could result in a decrease in purchases of shares or an increase in redemptions of shares of the Hennessy Funds, which would adversely affect our assets under management, and thus our revenues.

Although we strive to conduct our business in accordance with applicable rules, regulations, and laws, if we were found to have violated an applicable rule, regulation, or law, we could be subject to fines, suspensions of personnel, or other sanctions, including revocation of our registration as an investment advisor. If a sanction were imposed against us or our personnel, even if only for a small monetary amount, the adverse publicity related to such a sanction could harm our reputation, result in redemptions by investors in the Hennessy Funds, and impede our ability to attract new investors, all of which could have a material adverse effect on our business, results of operations, and financial condition.

Changes to U.S. tax laws, including the Tax Cuts and Jobs Act of 2017, our failure to adequately comply with U.S. tax laws, or the outcome of any audits or regulatory disputes with respect to our compliance with U.S. tax laws could adversely affect us.

The enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) resulted in fundamental changes to U.S. tax law, including (i) a reduction to the federal corporate income tax rate from 35% to 21%, (ii) a partial limitation on the deductibility of business interest expense, and (iii) certain modifications to Section 162(m) of the Internal Revenue Code. These changes could have a material effect on our business operations and the Hennessy Funds’ investment activities. In addition, other changes to U.S. tax law could be enacted in the future that could have a material adverse effect on our business, results of operations, and financial condition.

We are also subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. While we assess regularly the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, results of operations, and financial condition.

Our management contracts require us to adhere to the investment policies and strategies of the Hennessy Funds; any failure to comply with such requirements could result in claims, losses, or regulatory sanctions.

Our management contracts with the Hennessy Funds contain contractual provisions that require us to comply with the investment policies and strategies of the Hennessy Funds when we provide our investment advisory services. We are also required to comply with numerous investment, asset valuation, distribution, and tax requirements under applicable law and regulations. Any allegation of a failure to adhere to these requirements could result in investor claims, reputational damage, withdrawal of assets, and potential regulatory sanctions, any of which could negatively impact our revenues and earnings. We have implemented procedures and utilize the services of experienced administrators, accountants, and lawyers to assist in satisfying these requirements, but there can be no assurance that these precautions will protect us from potential liabilities.

Employee misconduct could harm us by impairing our ability to attract and retain investors in the Hennessy Funds and by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to attracting and retaining investors in the Hennessy Funds. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest, or other misconduct by individuals in the financial services industry. Although we strive to conduct our business in accordance with the highest ethical standards and emphasize the importance of doing so to our employees, there is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in, or be accused of engaging in, illegal or suspicious activity (such as improper trading, disclosure of confidential information, or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, and ability to maintain and grow the number of investors in the Hennessy Funds.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules and therefore we cannot assure you that our internal control over financial reporting will be effective at all times in the future. If our internal control over financial reporting were deemed ineffective, we could be subjected to adverse regulatory consequences, including, among others, administrative cease and desist orders, injunctive orders, civil monetary penalties, or a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Any of these potential consequences could have a material adverse effect on our business or result in a decline in our stock price.

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

The historical performance of the Hennessy Funds is relevant to returns on our common stock only insofar as the fees we have earned in the past and may earn in the future, which are based on average assets under management, may impact the performance of our common stock. Positive performance of the Hennessy Funds typically increases our revenues, which in turn could positively affect our business, and poor performance typically reduces our revenues, which in turn could adversely affect our business. However, the historical and potential future returns of the Hennessy Funds are not directly linked to returns on our common stock, such that positive performance of the Hennessy Funds will not necessarily result in positive returns on our common stock and poor performance of the Hennessy Funds will not necessary result in negative returns on our common stock. Moreover, the historical performance of the Hennessy Funds should not be considered indicative of the future results that should be expected from such funds.

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

We have a limited number of shareholders, and a large percentage of our common stock is held by an even smaller number of shareholders. If our larger shareholders were to decide to liquidate their ownership positions, it could cause significant fluctuations in the share price of our common stock. Public companies with a limited number of shareholders, such as we have, often experience limited trading volume in their securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. We also lease space in Austin, Boston, and Chapel Hill. We consider these arrangements to be suitable and adequate for the management and operations of our business. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Capital Market under the stock symbol “HNNA.”

We have paid regular cash dividends to our shareholders and intend to continue to do so, although the declaration of a dividend is always subject to the discretion of our Board of Directors.

As of the end of fiscal year 2018, we had 120 holders of record of our Common Stock. In addition to the 120 holders of record, there are 43 brokerage firm accounts that represent 1,557 additional individual shareholders for a total of 1,677 shareholders as of the end of fiscal year 2018.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares underlying vested restricted stock units (“RSUs”) from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended September 30, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period	(a)	(b)	(c)	(d)
July 1-31, 2018	—	$—	—	1,363,211
August 1-31, 2018	—	$—	—	1,363,211
September 1-30, 2018 (1)	35,190	$14.43	—	1,363,211
Total (2)	35,190	$14.43	—	1,363,211

(1)

The shares repurchased in September 2018 were repurchased, according to the instructions of employees, to pay for tax expense and withholding on the compensation recognized for RSUs that vested in September 2018, and were not purchased pursuant to the stock buyback program described below.

(2)	The total shares repurchased were purchased at a weighted average price of $14.43 per share.
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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while domestic economic conditions are relatively stable, further increases in short-term interest rates, governmental policy changes, and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

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

OVERVIEW

Our primary operating activity is providing investment advisory services to a family of open-end mutual funds branded as the Hennessy Funds. We have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight, for some of the Hennessy Funds whose assets related to management we acquired through asset purchases. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary operating activity is providing shareholder services to Investor Class shares of each of the Hennessy Funds.

We derive our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each of the Hennessy Funds. The percentage amount of the investment advisory fees varies from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each of the Hennessy Funds, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

U.S. equity markets rose during our fiscal year 2018, principally in response to the positive impact on earnings from the significantly lower corporate tax rates established by the 2017 Tax Act. Investors were also encouraged by reports of economic strength domestically, including an acceleration of real GDP growth to over 4% and robust job growth. During the spring and summer months, equity prices came under some pressure in reaction to the imposition of tariffs on imported products by the U.S. administration. However, fears of the impact a trade war might have on corporate profits were brushed aside towards the end of the period as investors focused on strong earnings growth. The Federal Reserve, continuing to feel confident about the strength of the economy and mindful of a tight labor market and a slight acceleration in inflation during our fiscal year 2018, raised short-term interest rates four times in December, March, June and September, each time by a quarter point.

Long-term U.S. bond yields rose during our fiscal year 2018. The 10-year U.S. Treasury yield rose to over 3% by the close of the period in response to indications of an acceleration in domestic economic growth, and confirmation by the Federal Reserve that a more regular pace of interest rate increases would be maintained. Evidence of slightly higher rates of wage growth and inflation also dampened demand for fixed income securities.

The Japanese equity market rose modestly in local currency terms during our fiscal year 2018. Equities rallied in the first half of the period, boosted by evidence of continued strong economic growth, an acceleration in inflation, and healthy corporate profits growth. However, equity prices softened in the second half of the period. The imposition of trade tariffs by the U.S. administration, which set off fears of an international trade war, contributed to periodic weakness in equity prices, while a fall in the value of the yen and reports of steady economic progress boosted equity prices. The reelection of Shinzo Abe as leader of the Liberal Democratic Party in September, resulting in another three years as prime minister, was also welcome news to investors.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We regularly target over 100,000 financial advisors through our marketing and sales program, and we currently serve 19,000 advisors who utilize the Hennessy Funds for their clients. More than one in five of those advisors owns two or more of the Hennessy Funds. We continually seek to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 320,000 mutual fund accounts across the country. In addition, we have an active public relations effort with the Hennessy brand name appearing on TV, radio, print, or online media on average once every two and a half to three days.

Thirteen of the Hennessy Funds achieved positive annualized returns for the one-year period ended September 30, 2018, and all 14 Hennessy Funds achieved positive annualized returns for the three-year, five-year, ten-year, and since inception periods ended September 30, 2018. Total assets under management as of the end of fiscal year 2018 was $6.2 billion, a decrease of $415 million, or 6.3%, compared to the end of fiscal year 2017. The decrease in total assets during fiscal year 2018 was attributable to $1.2 billion in net outflows, offset by $393 million in market appreciation and the purchase of assets related to the management of the Rainier Funds of $374 million. The decrease in total assets during fiscal year 2017 was attributable to $943 million in net outflows, offset by $857 million in market appreciation. The following table illustrates the changes year by year in our assets under management since the beginning of fiscal year 2016:

	Total Assets Under Management
	For the Fiscal Year Ended September 30,
	2018	2017	2016
	(In thousands)
Beginning assets under management	$6,612,812	$6,698,519	$5,987,985
Acquisition inflows	374,361	—	434,530
Organic inflows	1,193,270	1,150,462	2,168,840
Redemptions	(2,376,180)	(2,093,315)	(2,417,384)
Market appreciation	393,354	857,146	524,548

Ending assets under management	$6,197,617	$6,612,812	$6,698,519

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of the end of fiscal year 2018, this asset had a net balance of $78.2 million, compared to $74.6 million as of the end of fiscal year 2017. The increase was mainly due to one-time costs associated with the purchase of assets related to the management of the Rainier Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of 1,500,000 shares of the Company’s common stock pursuant to the completion of its self-tender offer in September 2015. As of the end of fiscal year 2018, this liability had a gross balance of $21.9 million ($21.7 million net of reclassified deferred loan fees of $0.15 million, further discussed in Footnote 7 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below), compared to $26.3 million as of the end of fiscal year 2017. The decrease was the result of making monthly loan payments on our bank debt.

2017 CORPORATE TAX REFORM

On December 22, 2017, during our first fiscal quarter, the 2017 Tax Act was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Because our fiscal year ends on September 30, we applied a blended statutory tax rate of 24.5% for fiscal year 2018, which was based on the applicable tax rates and the corresponding number of days in our fiscal year 2018 before and after the effective date of the tax rate change. Although the 2017 Tax Act did not become effective until January 1, 2018, the start of our second fiscal quarter, we were required to recognize the effect of the reduced federal corporate income tax rate on our deferred tax liability in the period of enactment. As a result, we recorded a one-time, non-cash benefit to income taxes of approximately $4.0 million during our first fiscal quarter, or $0.54 in diluted earnings per share.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income and comprehensive income as dollar amounts and as percentages of total revenue for fiscal years 2018 and 2017:

	Fiscal Year Ended September 30,
	2018		2017
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$50,235	92.0%	$48,297	91.2%
Shareholder service fees	4,355	8.0	4,658	8.8

Total revenue	54,590	100.0	52,955	100.0

Operating expenses:
Compensation and benefits	13,035	23.9	12,862	24.3
General and administrative	5,864	10.7	5,882	11.1
Mutual fund distribution	524	1.0	274	0.5
Sub-advisor fees	10,461	19.2	9,225	17.4
Depreciation	231	0.4	219	0.4

Total operating expenses	30,115	55.2	28,462	53.7

Operating income	24,475	44.8	24,493	46.3
Interest expense	1,227	2.2	1,256	2.4
Other income	(145)	(0.3)	(12)	(0.0)

Income before income tax expense	23,393	42.9	23,249	43.9
Income tax expense	2,778	5.1	8,307	15.7

Net income	$20,615	37.8%	$14,942	28.2%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue is comprised of investment advisory fees and shareholder service fees. Comparing fiscal year 2017 to fiscal year 2018, total revenue increased by 3.1%, from $53.0 million to $54.6 million, investment advisory fees increased by 4.0%, from $48.3 million to $50.2 million, and shareholder service fees decreased by 6.5%, from $4.7 million to $4.4 million.

The increase in investment advisory fees was mainly due to increased average daily net assets of the Hennessy Funds. Although we had less total assets under management at the end of fiscal year 2018 than we had at the beginning of fiscal year 2018 (as discussed below), average daily net assets of the Hennessy Funds for fiscal year 2018 increased to $6.7 billion, which represents an increase of $87 million, or 1.3%, compared to fiscal year 2017.

The decrease in shareholder service fees was due to an increase in the average daily net assets held in Institutional Class shares and a decrease in the average daily net assets held in Investor Class shares. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee.

The Company collects investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 0.90% of average daily net assets. The Hennessy Fund with the largest average daily net assets for fiscal year 2018 was the Hennessy Focus Fund, with $2.64 billion. The Company collects an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, the Company pays a sub-advisor fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to the Company’s financial operations. The Hennessy Fund with the second largest average daily assets for fiscal year 2018 was the Hennessy Gas Utility Fund, with $1.14 billion. The Company collects an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of the end of fiscal year 2018 was $6.2 billion, a decrease of $415 million, or 6.3%, compared to the end of fiscal year 2017. This decrease is attributable to aggregate net outflows from the Hennessy Funds of $1.2 billion, partly offset by aggregate market appreciation of $393 million and $374 million from the purchase of assets related to the management of the Rainier Funds.

The Hennessy Funds with the three largest amounts of net inflows and net outflows for fiscal year 2018 were as follows:

Largest Net Inflows		Largest Net Outflows
Fund Name	Net Inflows	Fund Name	Net Outflows
Hennessy Japan Fund	$224 million	Hennessy Focus Fund	$(532) million
Hennessy Japan Small Cap Fund	$124 million	Hennessy Mid Cap 30 Fund	$(427) million
Hennessy Large Cap Financial Fund	$19 million	Hennessy Gas Utility Fund	$(412) million

Redemptions as a percentage of assets under management increased from an average of 2.7% per month during fiscal year 2017 to an average of 3.0% per month during fiscal year 2018.

Operating Expenses

Comparing fiscal year 2017 to fiscal year 2018, total operating expenses increased by 5.8%, from $28.5 million to $30.1 million. As a percentage of total revenue, total operating expenses increased 1.5 percentage points to 55.2%. The increase was due primarily to an increase in sub-advisor fees expense.

Compensation and Benefits Expense: Comparing fiscal year 2017 to fiscal year 2018, compensation and benefits expense increased by 1.3%, from $12.9 million to $13.0 million. Although the dollar value of compensation and benefits expense increased, as a percentage of total revenue, compensation and benefits expense decreased 0.4 percentage points to 23.9%. The dollar value increase was primarily due to equity compensation awards granted in fiscal year 2018.

General and Administrative Expense: Comparing fiscal year 2017 to fiscal year 2018, general and administrative expense decreased by 0.3%, from $5.88 million to $5.86 million. As a percentage of total revenue, general and administrative expense decreased 0.4 percentage points to 10.7%. The decrease resulted primarily from a decrease in outside vendor support, including legal and audit work, during fiscal year 2018.

Mutual Fund Distribution Expense: Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance.

Comparing fiscal year 2017 to fiscal year 2018, mutual fund distribution expense increased by 91.2%, from $0.3 million to $0.5 million. As a percentage of total revenue, mutual fund distribution expense increased 0.5 percentage points to 1.0%. The increase was due to both entering into contract amendments that altered the services provided (and associated fees) and changes in the composition of average daily net assets held by financial institutions. These changes have led to an allocation of a larger portion of mutual fund distribution expense to the Company.

Sub-Advisor Fees Expense: Comparing fiscal year 2017 to fiscal year 2018, sub-advisor fees expense increased by 13.4%, from $9.2 million to $10.5 million. As a percentage of total revenue, sub-advisor fees expense increased 1.8 percentage points to 19.2%. The increase is a result of an increase in average assets under management in the sub-advised Hennessy Funds, as well as the amendment to the sub-advisory agreement with SPARX Asset Management Co., Ltd that became effective February 28, 2018. The amendment immediately increased the sub-advisory fee expense attributable to the Hennessy Japan Small Cap Fund and, more recently, increased the sub-advisory fee expense attributable to the Hennessy Japan Fund, which surpassed $500 million of daily net assets in September 2018.

Depreciation Expense: Comparing fiscal year 2017 to fiscal year 2018, depreciation expense increased by 5.5%, from $0.22 million to $0.23 million. Although the dollar value of depreciation expense increased, as a percentage of total revenue, depreciation expense remained the same at 0.4%. The dollar value increase was the result of higher fixed asset purchases.

Interest Expense

Comparing fiscal year 2017 to fiscal year 2018, interest expense decreased by 2.3%, from $1.26 million to $1.23 million. The decrease was due primarily to a decrease to the Company’s principal loan balance, but was partly offset by rising interest rates.

Income Tax Expense

Comparing fiscal year 2017 to fiscal year 2018, income tax expense decreased by 66.6%, from $8.3 million to $2.8 million. The decrease reflected the significant impact of the 2017 Tax Act, which reduced our federal corporate income tax rate. Of the $5.5 million decrease, approximately $4.0 million, or $0.54 in diluted earnings per share, resulted from the one-time, non-cash benefit to income tax expense that we recorded in our first fiscal quarter for the accounting re-measurement of our deferred tax liability based on the reduced tax rate, with the remaining $1.5 million reduction resulting from the blended federal statutory rate of 24.5% that we applied for fiscal year 2018.

Net Income

From fiscal year 2017 to fiscal year 2018, net income increased by 38.0%, from $14.9 million to $20.6 million, primarily as a result of the reduction in income tax expense discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have, and have not had, any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of September 30, 2018, will be sufficient to meet our short-term capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of the end of fiscal year 2018 was $6.2 billion, a decrease of $415 million, or 6.3%, from the end of fiscal year 2017. The primary source of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. As of the end of fiscal year 2018, property and equipment and management contracts purchased totaled $78.5 million, and we had cash and cash equivalents of $25.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash for fiscal years 2018 and 2017:

	For the Fiscal Year
	Ended September 30,
	2018	2017
	(In thousands)
Cash flow data:
Operating cash flows	$21,531	$19,846
Investing cash flows	(3,895)	(445)
Financing cash flows	(7,941)	(7,236)

Net increase in cash and cash equivalents	$9,695	$12,165

The increase in cash provided by operating activities of $1.7 million for fiscal year 2018 was due mainly to increased net income and favorable changes to working capital compared to fiscal year 2017.

The increase in cash used for investing activities of $3.5 million was due to one-time costs associated with purchasing the assets related to the management of the Rainier Funds in fiscal year 2018.

The increase in cash used for financing activities of $0.7 million was due to an increased dividend in fiscal year 2018.

Dividend Payments. We have consistently paid dividends each year since 2005. In January 2018, our Board of Directors increased the quarterly dividend from $0.075 per share to $0.10 per share. Dividend payments for fiscal year 2018 totaled $2.9 million. In January 2017, our Board of Directors increased the quarterly dividend from $0.067 per share to $0.075 per share. Dividend payments for fiscal year 2017 totaled $2.2 million.

Our Bank Loan. We have an outstanding bank loan with U.S. Bank, as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in anticipation of the repurchase of up to 1,500,000 shares of our common stock at $16.67 per share pursuant to our self-tender offer, we entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). On September 19, 2016, we entered into an amendment to our term loan agreement to allow us to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund. In addition, the amendment revised one of the financial covenants in the term loan agreement. On November 16, 2017, the Company and its lenders entered into an amendment to the term loan agreement to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Rainier Funds. On September 20, 2018, the Company and its lenders entered into an amendment to the term loan agreement to (i) extend the maturity date of the loan by one year, (ii) allow the Company to purchase the assets related to the management of the BP Funds, (iii) add representations and covenants relating to customer due diligence requirements for financial institutions, and (iv) add representations regarding matters related to the Employee Retirement Income Security Act of 1974, as amended.

Our term loan agreement, as amended on September 20, 2018, requires 60 monthly payments of $364,583 plus interest calculated based on one of the following, at the Company’s option:

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

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of September 30, 2018, the effective rate is 4.854%, which is comprised of the LIBOR rate of 2.104% as of September 1, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of June 30, 2018. The Company intends to continue renewing the LIBOR rate contract on a monthly basis provided that the LIBOR-based interest rate remains favorable to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal of $13.5 million plus accrued interest is due September 17, 2020.

Our term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We are in compliance with our loan covenants as of September 30, 2018. As of September 30, 2018, we had $21.9 million currently outstanding under our bank loan ($21.7 million net of debt issuance costs).

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

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting investors in purchases, sales, distribution, and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with the Financial Accounting Standards Board (the “FASB”) guidance on revenue recognition, we recognize fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” as amended. Pursuant to ASU No. 2012-02, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2018 as the more-likely-than-not threshold is met as of September 30, 2018.

The costs related to our purchase of assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an ‘intangible asset’ per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset, totaling $78.2 million as of September 30, 2018.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The Company adopted this standard in the current period and adjusted the prior period for consistency.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as amended in July 2018 by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition on the statement of income. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020). The Company is currently evaluating the impact of the provisions of these ASUs and anticipates the recognition of additional assets and corresponding liabilities relating to these leases on its balance sheet, but does not expect the adjustment to be material assuming no changes in lease activity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update eliminates a step from impairment testing to simplify the process, particularly for entities with a zero or negative carrying amount for an intangible asset, and is effective for annual reporting periods beginning after December 15, 2019 (our fiscal year 2021). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods (our fiscal year 2019). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. It is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements or disclosures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control over Financial Reporting

Management of Hennessy Advisors, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Marcum LLP, audited the effectiveness of our internal control over financial reporting. Marcum LLP’s attestation report appears in Item 8, “Financial Statements and Supplementary Data,” below.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of

Hennessy Advisors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hennessy Advisors, Inc.‘s (the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of September 30, 2018 and 2017 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended of the Company and our report dated November 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Marcum LLP
Marcum LLP
Irvine, CA
November 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Hennessy Advisors, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2018, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated November 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2004.

Irvine, CA

November 28, 2018

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$25,395	$15,700
Investments in marketable securities, at fair value	9	8
Investment fee income receivable	4,259	4,325
Prepaid expenses	668	1,614
Other accounts receivable	413	584

Total current assets	30,744	22,231

Property and equipment, net of accumulated depreciation of $1,154 and $922, respectively	382	254
Management contracts	78,163	74,628
Other assets	191	145

Total assets	$109,480	$97,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$7,083	$7,353
Income taxes payable	558	676
Deferred rent	166	202
Current portion of long-term debt, net of debt issuance costs	4,228	4,228

Total current liabilities	12,035	12,459

Long-term debt, net of debt issuance costs and current portion	17,500	21,728
Deferred income tax liability, net	8,965	11,541

Total liabilities	38,500	45,728

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized:
7,897,145 shares issued and outstanding at September 30, 2018, and 7,776,563 at September 30, 2017	16,783	14,943
Retained earnings	54,197	36,587

Total stockholders’ equity	70,980	51,530

Total liabilities and stockholders’ equity	$109,480	$97,258

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Fiscal Year Ended September 30,
	2018	2017
Revenue
Investment advisory fees	$50,235	$48,297
Shareholder service fees	4,355	4,658

Total revenue	54,590	52,955

Operating expenses
Compensation and benefits	13,035	12,862
General and administrative	5,864	5,882
Mutual fund distribution	524	274
Sub-advisor fees	10,461	9,225
Depreciation	231	219

Total operating expenses	30,115	28,462

Net operating income	24,475	24,493
Interest expense	1,227	1,256
Other income	(145)	(12)

Income before income tax expense	23,393	23,249
Income tax expense	2,778	8,307

Net income	$20,615	$14,942

Earnings per share:
Basic	$2.64	$1.94

Diluted	$2.61	$1.92

Weighted average shares outstanding (prior periods restated for stock split, see Note 9):
Basic	7,808,421	7,691,937

Diluted	7,890,758	7,790,527

Cash dividends declared per share:	$0.39	$0.29

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2018 and 2017

(In thousands, except share data)

	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Number	Amount
Balance at September 30, 2016	7,661,969	$13,279	$24,052	$37,331
Net income	—	—	14,942	14,942
Dividends paid	—	—	(2,243)	(2,243)
Employee and director restricted stock vested	152,322	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(39,820)	(489)	(164)	(653)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	183	3	—	3
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	1,965	33	—	33
Stock-based compensation	—	2,118	—	2,118
Adjustment for fractional shares paid in cash in connection with stock split	(56)	(1)	—	(1)

Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	20,615	20,615
Dividends paid	—	—	(2,928)	(2,928)
Employee and director restricted stock vested	161,501	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(44,507)	(583)	(77)	(660)
Shares issued for auto-investments pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	873	16	—	16
Shares issued for dividend reinvestment pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	2,715	45	—	45
Stock-based compensation	—	2,413	—	2,413
Employee restricted stock forfeiture	—	(51)	—	(51)

Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Year Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$20,615	$14,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	219
Deferred income taxes	(2,576)	1,717
Stock-based compensation	2,413	2,118
Unrealized gains on marketable securities	(1)	—
Interest expense associated with debt issuance cost	147	147
RSU forfeiture	(51)	—
Change in operating assets and liabilities:
Investment fee income receivable	66	(95)
Prepaid expenses	946	(439)
Other accounts receivable	171	(4)
Other assets	(6)	4
Accrued liabilities and accounts payable	(270)	775
Income taxes payable	(118)	292
Deferred rent	(36)	170

Net cash provided by operating activities	21,531	19,846

Cash flows from investing activities:
Purchases of property and equipment	(360)	(176)
Payments related to management contracts	(3,535)	(269)

Net cash used in investing activities	(3,895)	(445)

Cash flows from financing activities:
Principal payments on bank loan	(4,375)	(4,375)
Deferred offering costs	(39)	—
Restricted stock units repurchased for employee tax withholding	(660)	(653)
Proceeds from shares issued pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Repurchase Plans	16	3
Dividend payments	(2,883)	(2,210)
Cash paid for fractional shares in connection with stock split	—	(1)

Net cash used in financing activities	(7,941)	(7,236)

Net increase in cash and cash equivalents	9,695	12,165
Cash and cash equivalents at the beginning of the period	15,700	3,535

Cash and cash equivalents at the end of the period	$25,395	$15,700

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$4,443	$6,680

Interest	$1,096	$1,109

See accompanying notes to financial statements

Notes to Financial Statements

(1)	Summary of the Organization, Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor, and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The Company’s operating activities consist primarily of providing investment advisory services to 14 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services to the entire family of the Hennessy Funds.

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

•

if applicable, overseeing the selection and continued employment of the fund’s sub-advisor, monitoring such sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions, and reviewing the fund’s investment performance;

•

overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales, marketing, public relations, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third-party platforms;

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining an “800” number that the current investors of the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standard Codification 605 — Revenue Recognition.

Effective February 28, 2017, the Company waives fees with respect to the Hennessy Technology Fund to comply with a contractual expense ratio limitation. The fee waiver is calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, is subsequently reviewed by management, and is then charged to expense monthly by the Company as an offset to revenue. The waived fee is deducted from investment advisory fee income and reduces the aggregate amount of advisory fees received by the Company in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees voluntarily would not apply to previous periods, but would only apply on a going forward basis.

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

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of less than $1,000 per year were recognized in operations for fiscal years 2018 and 2017.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(d)	Management Contracts Purchased

Throughout its history, the Company has completed nine purchases of assets related to the management of 28 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with the Financial Accounting Standards Board (the “FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of September 30, 2018 or 2017.

Under the FASB guidance on “Intangibles – Goodwill and Other,” intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and no impairment as of September 30, 2018.

Most recently, the Company purchased the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund (collectively, the “Rainier Funds”). In the aggregate, the Company paid $3.1 million for approximately $375 million of assets related to management of the Rainier Funds. The transaction, which was completed in two stages, was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of May 10, 2017, as amended, between the Company, Manning & Napier Group, LLC, and Rainier Investment Management, LLC (“Rainier”). The total capitalized costs related to the purchases was $3.5 million.

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

The FASB guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of September 30, 2018 and 2017. Accordingly, the fair values presented in the Company’s financial statements as of September 30, 2018 and 2017, may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of purchased management contracts is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to ten years.

(g)	Income Taxes

On December 22, 2017, during the Company’s first fiscal quarter, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Because the Company’s fiscal year ends on September 30, it applied a blended statutory tax rate of 24.5% for fiscal year 2018, which was based on the applicable tax rates and the corresponding number of days in its fiscal year 2018 before and after the effective date of the tax rate change. Under accounting principles generally accepted in the United States, the Company is required to recognize the effects of changes in tax laws and tax rates on deferred tax liabilities in the period in which the new legislation is enacted.

On the same day the 2017 Tax Act was enacted, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which permits companies a period of one year from the enactment date of the 2017 Tax Act to account for the resulting tax effects. Any required adjustment would be included in “net earnings from continuing operations” as an adjustment to income tax expense in the reporting period during which such adjustment is identified. In the Company’s first fiscal quarter, based on available information, it estimated the impact of the reduced corporate tax rate and re-measured its deferred tax liability. As a result, the Company recorded a one-time, non-cash benefit to income tax expense of approximately $4.0 million during its first fiscal quarter, or $0.54 in diluted earnings per share.

The Company’s effective income tax rates for fiscal years 2018 and 2017 were 11.9% and 35.7%, respectively. The effective income tax rate was lower for fiscal year 2018 due to the 2017 Tax Act.

The Company, under the FASB guidance on “Accounting for Uncertainty in Income Tax,” uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company utilizes a two-step approach for evaluating uncertain tax positions. The first step, recognition, requires the Company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step, measurement, is based on the largest amount of benefit that is more likely than not to be realized on ultimate settlement.

The Company believes the positions taken on the tax returns are fully supported, but tax authorities may challenge these positions and they may not be fully sustained on examination by the relevant tax authorities. Accordingly, the income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgement and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the income tax provision and, therefore, could have a material impact on our income tax provision, net income, and cash flows. The accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our domestic operations, including the allocation of income among different jurisdictions. For a further discussion on taxes, refer to Note 8 to the Financial Statements and Supplementary Data.

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2014	2015	2016	2017
United States		X	X	X
California	X	X	X	X
Connecticut				X
District of Columbia			X	X
Florida				X
Georgia				X
Illinois		X	X	X
Maryland			X	X
Massachusetts		X	X	X
Michigan			X	X
Minnesota			X	X
New Hampshire		X	X	X
New York			X	X
North Carolina		X	X	X
Texas			X	X
Wisconsin				X

The Company did have a California Franchise Tax Board (“FTB”) audit in process as of September 30, 2018, relating to the details of the Company’s sales factors and federal audit adjustments. The Company has worked with the FTB to resolve all audit issues. In October, following the end of our fiscal year 2018, a final audit determination was issued (see further discussion in Footnote 15 to the Financial Statements under Item 8, “Financial Statements and Supplementary Data,” below).

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

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for fiscal years 2018 and 2017.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, RSUs, and per-share data have been adjusted to reflect this stock split.

(i)	Equity

Amended and Restated 2013 Omnibus Incentive Plan

The Company has adopted, and the Company’s shareholders have approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”), providing for the issuance of options, stock appreciation rights, restricted stock, RSUs, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors and increasing shareholder value. The maximum number of shares that may be issued under the Omnibus Plan is 50% of the number of outstanding shares of common stock of the Company, subject to adjustment by the compensation committee of the Company’s Board of Directors upon the occurrence of certain events. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards have result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Omnibus Plan. Shares available under the Omnibus Plan that are not awarded in one particular year may be awarded in subsequent years.

The compensation committee of the Company’s Board of Directors has the authority to determine the awards granted under the Omnibus Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Omnibus Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option that is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% or more shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within 10 years from the date of adoption of the Omnibus Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of his or her options in cash, shares of common stock or any combination thereof.

Under the Omnibus Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years, at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight-line basis over the four-year vesting term of each award. There were 127,825 and 130,900 RSUs granted during fiscal years 2018 and 2017, respectively.

All compensation costs related to RSUs vested during fiscal years 2018 and 2017 have been recognized in the financial statements.

The Company has available up to 3,948,573 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.

RSU activity for fiscal years 2018 and 2017 was as follows:

	RSU Activity Fiscal Years Ended September 30, 2018 and 2017
	Number of Restricted Share Units	Weighted Avg. Fair Value Per Share at Each Date
Non-vested Balance at September 30, 2016	379,464	$16.19
Granted	130,900	$14.38
Vested (1)	(152,073)	$13.93
Forfeited	—	$—

Non-vested Balance at September 30, 2017	358,291	$16.48
Granted	127,825	$13.03
Vested (1)	(149,978)	$15.75
Forfeited	(11,367)	$16.62

Non-vested Balance at September 30, 2018	324,771	$15.43

(1)

The number of vested RSUs includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation expense has been recognized. There were 116,994 and 112,502 net shares of common stock issued for vested and issued RSUs in fiscal years 2018 and 2017, respectively.

RSU Compensation Fiscal Year Ended September 30, 2018

(In thousands)
Total expected compensation expense related to RSUs	$13,955
Compensation expense recognized at reporting date	(8,945)

Unrecognized compensation expense related to RSUs at reporting date	$5,010

As of September 30, 2018, there was $5.0 million of total RSU compensation expense related to non-vested awards not yet recognized that is expected to be recognized over a weighted-average vesting period of 2.9 years.

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 3,588 and 2,148 shares of common stock in fiscal years 2018 and 2017, respectively. The maximum number of shares that may be issued under the DRSPP is 1,550,000 shares, of which 1,546,963 shares remain available for issuance.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any shares pursuant to the stock buyback program during fiscal years 2018 and 2017.

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

The Company has management contracts with Hennessy Funds Trust, under which it provides investment advisory services to all classes of the family of Hennessy Funds.

The management contracts must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) by the vote of a majority of the disinterested trustees. If the management contracts are not renewed annually as described above, they terminate automatically. There are two additional circumstances in which the management contracts may terminate. First, the management contracts would automatically terminate if the Company assigned them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, each management contract may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the management contracts with each of the Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of such fund’s average daily net assets.

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

(3)	Fair Value Measurements

The Company applies the FASB standard “Fair Value Measurements” for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three “levels” that prioritize the inputs to the valuation techniques used to measure fair value:

•	Level 1 – Unadjusted, quoted prices in active markets for identical assets or liabilities that an entity has the ability to access at the measurement date;

•

Level 2 – Other significant observable inputs (including, but not limited to, quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets); and

•

Level 3 – Significant unobservable inputs (including the entity’s own assumptions about what market participants would use to price the asset or liability based on the best available information) when observable inputs are not available.

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of the end of fiscal years 2018 and 2017:

	Fair Value Measurements at September 30, 2018 (In thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$22,978	$—	$—	$22,978
Mutual fund investments	9	—	—	9

Total	$22,987	$—	$—	$22,987

Amounts included in:
Cash and cash equivalents	$22,978	$—	$—	$22,978
Investments in marketable securities	9	—	—	9

Total	$22,987	$—	$—	$22,987

	Fair Value Measurements at September 30, 2017 (In thousands)
	Level 1	Level 2	Level 3	Total
Money market fund deposits	$13,832	$—	$—	$13,832
Mutual fund investments	8	—	—	8

Total	$13,840	$—	$—	$13,840

Amounts included in:
Cash and cash equivalents	$13,832	$—	$—	$13,832
Investments in marketable securities	8	—	—	8

Total	$13,840	$—	$—	$13,840

There were no transfers between levels during either of such fiscal years.

(4)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments at the end of fiscal years 2018 and 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
		(In thousands)
2018
Mutual fund investments	$4	$20	$(15)	$9

Total	4	20	(15)	9

2017
Mutual fund investments	$4	$18	$(14)	$8

Total	4	18	(14)	8

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(5)	Property and Equipment

Property and equipment were comprised of the following for fiscal years 2018 and 2017:

	September 30,
	2018	2017
	(In thousands)
Equipment	$393	$214
Leasehold improvements	154	123
Furniture and fixtures	385	371
IT infrastructure	66	61
Software	538	407

	1,536	1,176
Less: accumulated depreciation	(1,154)	(922)

	$382	$254

During fiscal years 2018 and 2017, depreciation expense was $0.23 million and $0.22 million, respectively.

(6)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred. The management contract asset was $78.2 million as of the end of fiscal year 2018, compared to $74.6 million at the end of fiscal year 2017. The costs are defined as an “intangible asset” per the FASB standard “Intangibles – Goodwill and Other.” The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the assets related to management contracts.

(7)	Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with the repurchase of up to 1,500,000 shares of the Company’s common stock pursuant to its self-tender offer, the Company and its lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). On September 19, 2016, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund (each of which merged into the Hennessy Cornerstone Mid Cap 30 Fund). On November 16, 2017, the Company and its lenders entered into an amendment to the term loan agreement to revise the excess cash flow prepayment requirements. On November 30, 2017, the Company and its lenders entered into an amendment to the term loan agreement to allow the Company to purchase the assets related to the management of the Rainier Funds. On September 20, 2018, the Company and its lenders entered into an amendment to the term loan agreement to (i) extend the maturity date of the loan by one year, (ii) allow the Company to purchase the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (collectively, the “BP Funds”), (iii) add representations and covenants relating to customer due diligence requirements for financial institutions, and (iv) add representations regarding matters related to the Employee Retirement Income Security Act of 1974, as amended.

The term loan agreement, as amended September 20, 2018, requires 60 monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

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

From the effective date of the term loan agreement through February 29, 2016, the interest rate in effect was U.S. Bank’s prime rate plus a margin based on the Company’s ratio of consolidated debt to consolidated EBITDA. Effective March 1, 2016, the Company converted $32.8 million of its principal loan balance to a one-month LIBOR contract, which has been renewed each subsequent month. As of September 30, 2018, the effective rate is 4.854%, which is comprised of the LIBOR rate of 2.104% as of September 1, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of June 30, 2018. The Company intends to renew the one-month LIBOR contract on a monthly basis as long as the LIBOR-based interest rate remains favorable compared to the prime rate-based interest rate.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due September 17, 2020. The note maturity schedule is as follows:

Fiscal Year Ended September 30,
(In thousands)
2019	$4,375
2020	17,500

Total	$21,875

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of specified financial ratios. The Company was in compliance for fiscal years 2018 and 2017.

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

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 60 months. Amortization expense during for fiscal years 2018 and 2017 was $0.15 million for each period. The unamortized balance of the loan fees was $0.15 million as of September 30, 2018.

In accordance with ASU No. 2015-03, the amortization expense of the debt issuance cost of $0.15 million per year is included in interest expense, and the prior period has been reclassified for consistency.

(8)	Income Taxes

As of both September 30, 2018 and 2017, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions remained the same at $0.35 million, of which $0.2 million would decrease the Company’s effective income tax rate if the tax benefits were recognized.

The Company’s net liability for accrued interest and penalties was $0.14 million as of September 30, 2018. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Income tax expense was comprised of the following for fiscal years 2018, and 2017:

	2018	2017
	(In thousands)
Current
Federal	$4,420	$6,088
State	935	493

	5,355	6,581

Deferred
Federal	(3,150)	1,606
State	573	120

	(2,577)	1,726

Total	$2,778	$8,307

The principal reasons for the differences from the federal statutory rate are as follows:

	2018	2017
Federal tax at statutory rate	24.5%	35.0%
State taxes, net of federal benefit	3.6	2.5
Permanent and other differences	0.1	0.2
Adjustment to beginning deferred taxes	-16.7	-0.1
Uncertain tax position allowance	—	-0.5
Amendment of prior period tax return	—	-0.7
Stock-based compensation	0.1	-0.7
Other	0.3	—

Effective tax rate	11.9%	35.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2018 and 2017, are presented below:

	2018	2017
	(In thousands)
Current deferred tax assets:
Accrued compensation	$77	$130
Stock Compensation	75	140
State taxes	212	399
Capital loss carryforward	7	10

Total deferred tax assets	371	679
Less: disallowed capital loss	(7)	(10)

Net deferred tax assets	364	669
Noncurrent deferred tax liabilities:
Property and equipment	(39)	(24)
Management contracts	(9,290)	(12,186)

Total deferred tax liabilities	(9,329)	(12,210)

Net deferred tax liabilities	$(8,965)	$(11,541)

(9)	Earnings Per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows for fiscal years 2018 and 2017:

	September 30,
	2018	2017
Weighted average common stock outstanding	7,808,421	7,691,937
Common stock equivalents—stock options and RSU’s	82,337	98,590

	7,890,758	7,790,527

All common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation for fiscal years 2018 and 2017.

On January 26, 2017, the Company’s Board of Directors declared a 3-for-2 stock split, which was effected on March 6, 2017, for shareholders of record as of February 10, 2017. All disclosures in this report relating to shares of common stock, RSUs, and per-share data have been adjusted to reflect this stock split.

(10)	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Boston, and Chapel Hill. Certain leases provide for renewal options.

The annual minimum future rental commitments under the Company’s operating leases as of September 30, 2018, are as follows:

Fiscal Year
(In thousands)
2019	$477
2020	394
2021	286

Total	$1,157

(11)	Retirement Plan

The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.19 million and $0.18 million in fiscal years 2018 and 2017, respectively. To be eligible for the discretionary profit-sharing contribution, an employee must be over 21 years of age and have completed a minimum of six consecutive months of service with 80 hours of service in each month.

(12)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2018, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $2.2 million. In addition, total cash and cash equivalents include $22.9 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 “Balance Sheet Classifications of Deferred Taxes.” The standard simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. The Company adopted this standard in the current period and adjusted the prior period for consistency.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as amended in July 2018 by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition on the statement of income. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020). The Company is currently evaluating the impact of the provisions of these ASUs and anticipates the recognition of additional assets and corresponding liabilities relating to these leases on its balance sheet, but does not expect the adjustment to be material assuming no changes in lease activity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update eliminates a step from impairment testing to simplify the process, particularly for entities with a zero or negative carrying amount for an intangible asset, and is effective for annual reporting periods beginning after December 15, 2019 (our fiscal year 2021). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which allows companies to account for nonemployee awards in the same manner as employee awards. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods (our fiscal year 2019). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This update eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. It is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial statements or disclosures.

There have been no other significant changes in the Company’s critical accounting policies and estimates during fiscal year 2018.

(14)	Pending Asset Purchase of the BP Funds

On July 10, 2018, the Company announced that it signed a definitive agreement with BP Capital Fund Advisors, LLC to purchase the assets related to the management of the BP Funds. The Company filed a Current Report on Form 8-K regarding this transaction on July 11, 2018.

(15)	Subsequent Events

As of the file date of November 28, 2018, for this Annual Report on Form 10-K, management evaluated the existence of events occurring subsequent to the fiscal year end of September 30, 2018, and determined the following to be subsequent events:

One October 25, 2018, the California FTB issued a final audit determination letter related to the FTB audit. The letter indicated no change to the Company’s reported sales factor and increased the net operating loss (“NOL”) carryover deduction on the Company’s California tax return for fiscal year 2014 due to an NOL carryover deduction decrease in the previous year, which resulted in a benefit to the Company of $3,004.

On October 26, 2018, the Company completed its 10th asset purchase when it purchased the assets related to the management of the BP Funds, adding nearly $200 million in assets under management. The purchase was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of July 10, 2018, between the Company and BP Capital Fund Advisors, LLC, which included customary representations, warranties, and covenants of the Company and BP Capital Fund Advisors, LLC. Upon completion of the transaction, the assets related to the management of the BP Capital TwinLine Energy Fund were reorganized into a new series of Hennessy Funds Trust called the Hennessy BP Energy Fund, and the assets related to the management of the BP Capital TwinLine MLP Fund were reorganized into a new series called the Hennessy BP Midstream Fund. In connection with the transaction, BP Capital Fund Advisors, LLC became the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

In accordance with the Transaction Agreement, the initial portion of the purchase price of $1.6 million was funded at closing with available cash and was equal to (A) $100,000 plus (B) 0.75% of the aggregate current net asset value of the BP Funds measured as of the close of business on October 25, 2018, the trading day immediately preceding the closing date of the transaction. The remaining portion of the purchase price is payable on October 28, 2019, the business day immediately following the one-year anniversary of the closing date, and will be equal to 0.75% of the aggregate current net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund (the successor funds to the BP Funds) measured the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date.

On October 30, 2018, the Company announced a quarterly cash dividend of $0.11 per share to be paid on December 5, 2018, to shareholders of record as of November 13, 2018. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2018, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2018, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2019 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance” and “Executive Officers,” respectively. Such information is incorporated by reference as if fully set forth herein.

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

The information required by this item can be found in the Proxy Statement under the captions “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors.” Such information is incorporated by reference as if fully set forth herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item can be found in the Proxy Statement under the caption “Voting Securities.” Such information is incorporated by reference as if fully set forth herein.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of September 30, 2018, with respect to our equity compensation plans pursuant to which shares of our common stock may be issued. We do not have any equity compensation plans that have not been approved by our shareholders:

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights (2)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining for Issuance Under Compensation Plans (excluding securities reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	338,375	$—	1,823,342
Equity compensation plans not approved by security holders	—	—	—
Total	338,375	$—	1,823,342

(1)	The maximum number of shares of common stock that may be issued under the Omnibus Plan is 50% of our outstanding common stock, or 3,948,573 shares, as of September 30, 2018.
(2)

The number of securities to be issued includes 338,375 shares relating to RSUs to be issued according to the vesting schedule of 25% per year. The exercise price for RSUs is zero, which is included in the weighted average exercise price of outstanding securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the Proxy Statement under the caption “Corporate Governance.” Such information is incorporated by reference as if fully set forth herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item can be found in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included under Item 8, “Financial Statements and Supplementary Data,” above.

Exhibit Index

Set forth below is a listing of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Transaction Agreement, dated as of July 10, 2018, between the registrant and BP Capital Fund Advisors, LLC (20)*

2.2	Transaction Agreement, dated as of May 10, 2017, among the registrant, Rainier Investment Management, LLC, and Manning & Napier Group, LLC (15)*

2.3	Transaction Agreement, dated May 2, 2016, between the registrant and Westport Advisers, LLC (10)*

3.1	Amended and Restated Articles of Incorporation (14)

3.2	Fifth Amended and Restated Bylaws (18)

10.1	License Agreement, dated April 10, 2000, between Edward J. Hennessy, Inc. and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4	Investment Advisory Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.5	Amendment to Investment Advisory Agreement, dated March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (13)

10.6	Investment Advisory Agreement, dated October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund)

10.7	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)

10.8	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity sleeve)) (4)

10.9	Sub-Advisory Agreement, dated October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income sleeve)) (4)

10.10	Sub-Advisory Agreement, dated February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (7)

10.11	First Amendment to Sub-Advisory Agreement, dated February 28, 2018, between registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (19)

10.12	Sub-Advisory Agreement, dated October 26, 2018, between the registrant and BP Capital Fund Advisors, LLC (for the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund)

10.13	Amended and Restated Servicing Agreement, dated February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.14	First Amendment to Amended and Restated Servicing Agreement, dated March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (9)

10.15	Second Amendment to Amended and Restated Servicing Agreement, dated October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of all Funds)

10.16	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (6)

10.17	Form of Restricted Stock Unit Award Agreement for Employees (1)(5)

10.18	Form of Restricted Stock Unit Award Agreement for Directors (1)(5)

10.19	Form of Stock Option Award Agreement for Employees (1)(5)

10.20	Form of Stock Option Award Agreement for Directors (1)(5)

10.21	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(18)

10.22	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(12)

10.23	Third Amended and Restated Employment Agreement, dated as of October 10, 2016, between the registrant and Neil J. Hennessy (1)(12)

10.24	Amendment to Third Amended and Restated Employment Agreement, dated as of January 26, 2018, between the registrant and Neil J. Hennessy (1)(18)

10.25	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(18)

10.26	Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 17, 2015 (8)*

10.27	First Amendment to Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated September 19, 2016 (11)*

10.28	Second Amendment to Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated November 16, 2017 (16)

10.30	Third Amendment to Term Loan Agreement among the registrant, U.S. Bank National Association and California Bank & Trust, dated November 30, 2017 (17)*

10.31	Fourth Amendment to Term Loan Agreement among the registrant, U.S. Bank National Association, and California Bank & Trust, dated September 20, 2018 (21)*

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2018, filed on November 28, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2015.

(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423), filed November 30, 2015.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 3, 2016.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2016.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.

(13)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed November 20, 2017.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed December 4, 2017.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.

(19)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed July 11, 2018.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 21, 2018.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

By:	/s/ Teresa M. Nilsen
	Teresa M. Nilsen President, Chief Operating Officer, Secretary, and Director (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)	Dated:	November 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kathryn R. Fahy	Dated:	November 28, 2018
Kathryn R. Fahy Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Dated:	November 28, 2018
Neil J. Hennessy Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Daniel B. Steadman	Dated:	November 28, 2018
Daniel B. Steadman Executive Vice President and Director

By:	/s/ Henry Hansel	Dated:	November 28, 2018
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Dated:	November 28, 2018
Brian A. Hennessy Director

By:	/s/ Daniel G. Libarle	Dated:	November 28, 2018
Daniel G. Libarle Director

By:	/s/ Rodger Offenbach	Dated:	November 28, 2018
Rodger Offenbach Director

By:	/s/ Susan Pomilia	Dated:	November 28, 2018
Susan Pomilia Director

By:	/s/ Thomas L. Seavey	Dated:	November 28, 2018
Thomas L. Seavey Director