Form 10-Q
period 2018-12-31
HENNESSY ADVISORS INC
filed 2019-02-11
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

As of February 6, 2019, there were 7,917,966 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I:    FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,446	$25,395
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	3,615	4,259
Prepaid expenses	429	668
Other accounts receivable	446	413

Total current assets	27,945	30,744

Property and equipment, net of accumulated depreciation of $1,209 and $1,154, respectively	384	382
Management contracts	79,903	78,163
Other assets	192	191

Total assets	$108,424	$109,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,066	$7,083
Income taxes payable	1,420	558
Deferred rent	154	166
Current portion of long-term debt, net of debt issuance costs	4,228	4,228

Total current liabilities	8,868	12,035

Long-term debt, net of debt issuance costs and current portion	16,442	17,500
Deferred income tax liability, net	9,389	8,965

Total liabilities	34,699	38,500

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized:
7,917,526 shares issued and outstanding at December 31, 2018, and 7,897,145 at September 30, 2018	17,337	16,783
Retained earnings	56,388	54,197

Total stockholders’ equity	73,725	70,980

Total liabilities and stockholders’ equity	$108,424	$109,480

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenue:
Investment advisory fees	$10,738	$12,672
Shareholder service fees	906	1,141

Total revenue	11,644	13,813

Operating expenses:
Compensation and benefits	2,900	3,166
General and administrative	1,517	1,515
Mutual fund distribution	123	120
Sub-advisory fees	2,444	2,532
Depreciation	55	46

Total operating expenses	7,039	7,379

Net operating income	4,605	6,434
Interest expense	310	300
Other income	(78)	(13)

Income before income tax expense (benefit)	4,373	6,147
Income tax expense (benefit)	1,306	(2,040)

Net income	$3,067	$8,187

Earnings per share:
Basic	$0.39	$1.05

Diluted	$0.39	$1.04

Weighted average shares outstanding:
Basic	7,913,894	7,800,409

Diluted	7,916,870	7,842,707

Cash dividends declared per share:	$0.11	$0.08

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended December 31, 2018

(In thousands, except share data)

(Unaudited)

	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	7,897,145	$16,783	$54,197	70,980
Net income	—	—	3,067	3,067
Dividends declared	—	—	(871)	(871)
Employee and director restricted stock vested	21,563	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(2,685)	(31)	(5)	(36)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	296	4	—	4
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,207	13	—	13
Stock-based compensation	—	568	—	568

Balance at December 31, 2018	7,917,526	$17,337	$56,388	$73,725

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statement of Changes in Stockholders’ Equity

Three Months Ended December 31, 2017

(In thousands, except share data)

(Unaudited)

	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	8,187	8,187
Dividends declared	—	—	(585)	(585)
Employee and director restricted stock vested	33,750	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(7,329)	(65)	(52)	(117)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	16	—	—	—
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	530	9	—	9
Stock-based compensation	—	598	—	598

Balance at December 31, 2017	7,803,530	$15,485	$44,137	$59,622

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,067	$8,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55	46
Deferred income taxes	424	(3,810)
Stock-based compensation	568	598
Unrealized gains on marketable securities	—	(1)
Interest expense associated with debt issuance costs	36	37
Change in operating assets and liabilities:
Investment fee income receivable	644	(442)
Prepaid expenses	239	1,252
Other accounts receivable	(33)	84
Other assets	(1)	(7)
Accrued liabilities and accounts payable	(4,017)	(4,221)
Income taxes payable	862	684
Deferred rent	(12)	(7)

Net cash provided by operating activities	1,832	2,400

Cash flows from investing activities:
Purchases of property and equipment	(57)	(57)
Payments related to management contracts	(1,740)	(1,058)

Net cash used in investing activities	(1,797)	(1,115)

Cash flows from financing activities:
Principal payments on bank loan	(1,094)	(1,094)
Restricted stock units repurchased for employee tax withholding	(36)	(117)
Proceeds from shares issued pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Repurchase Plans	17	9
Dividend payments	(871)	(585)

Net cash used in financing activities	(1,984)	(1,787)

Net decrease in cash and cash equivalents	(1,949)	(502)
Cash and cash equivalents at the beginning of the period	25,395	15,700

Cash and cash equivalents at the end of the period	$23,446	$15,198

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$22	$19

Interest	$267	$270

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)    Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2018, the Company’s operating results for the three months ended December 31, 2018 and 2017, and the Company’s cash flows for the three months ended December 31, 2018 and 2017. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy BP Energy Fund, the Hennessy BP Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services to the entire family of Hennessy Funds.

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

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance for the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third -party platforms;

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining an “800” number that the current investors in the Hennessy Funds may call to ask questions about the Hennessy Funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue Recognition.

The Company waives fees with respect to the Hennessy BP Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly by the Company as offsets to revenue. The waived fees are deducted from investment advisory fee income and reduce the aggregate amount of advisory fees received by the Company in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees voluntarily would apply only on a going-forward basis.

The Company’s contractual agreements for investment advisory and shareholder services provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)    Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of December 31, 2018, or September 30, 2018.

Under Accounting Standards Codification 350 — Intangibles—Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.

The Company completed its most recent asset purchase on October 26, 2018, when it purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (together, the “BP Funds”). This asset purchase added nearly $200 million to the Company’s assets under management. The purchase was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of July 10, 2018, between the Company and BP Capital Fund Advisors, LLC (“BP Capital”). Upon completion of the transaction, the assets related to the management of the BP Funds were reorganized into two new series of Hennessy Funds Trust called the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund, respectively. In connection with the transaction, BP Capital became the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

The initial portion of the purchase price of $1.6 million was funded with available cash and was based on the aggregate net asset value of the BP Funds measured as of the close of business on October 25, 2018, the trading day immediately preceding the closing date of the transaction, plus $100,000. In accordance with the Transaction Agreement, the Company will make a subsequent payment on October 28, 2019, the business day immediately following the one-year anniversary of the closing date, based on the aggregate net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund (the successor funds to the BP Funds) measured as of the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date. The Company is not able to reasonably estimate what the aggregate net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund will be as of October 25, 2019, and therefore has not booked a contingent liability for the second payment as of December 31, 2018.

(3)    Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16 Hennessy Funds.

The investment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If the investment advisory agreements are not renewed annually as described above, they terminate automatically. There are two additional circumstances in which the investment advisory agreements terminate. First, the investment advisory agreements automatically terminate if the Company assigns them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, each investment advisory agreement may be terminated prior to its expiration upon 60 days’ notice by either the Company or the applicable Hennessy Fund.

As provided in the investment advisory agreements with the 16 Hennessy Funds, the Company receives investment advisory fees monthly based on a percentage of each fund’s average daily net assets.

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy BP Energy Fund, the Hennessy BP Midstream Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision, and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually (except in limited circumstances) in the same manner as, and are subject to the same termination provisions as, the investment advisory agreements.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisory fees to the sub-advisors out of its own assets. Sub-advisory fees are calculated as a percentage of the applicable sub-advised fund’s average daily net asset value.

(4)    Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with its self-tender offer, the Company and its lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Since entering into the term loan agreement, the Company and its lenders have amended the agreement several times, including (a) on September 19, 2016, to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund (which subsequently were merged into existing Hennessy Funds), (b) on November 16, 2017, to revise the excess cash flow prepayment requirements, (c) on November 30, 2017, to purchase the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund (collectively, the “Rainier Funds”) (which subsequently were merged into existing Hennessy Funds), and (d) on September 20, 2018, to (i) extend the maturity date of the loan by one year and (ii) allow the Company to purchase the assets related to the management of the BP Funds (which subsequently were merged into newly created Hennessy Funds).

The term loan agreement requires 60 monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

(1) the sum of (a) a margin that ranges from 2.75% to 3.25%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time; (ii) the Federal Funds Rate plus 0.50%; or (iii) the one-month LIBOR rate plus 1.00%.

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of December 31, 2018, the effective rate is 5.099%, which is comprised of the one-month LIBOR rate of 2.349% as of December 3, 2018, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2018. The Company intends to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2020. As of December 31, 2018, the Company had $20.8 million outstanding under its term loan ($20.7 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended December 31, 2018 and 2017.

In connection with securing the financings discussed above, the Company incurred loan costs in the amount of $0.41 million. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 60 months. Amortization expense during the three months ended December 31, 2018 and 2017, was $0.04 million for each period. The unamortized balance of the loan fees was $0.1 million as of December 31, 2018.

In accordance with ASU 2015-03, the amortization expense of the debt issuance cost of $0.04 million per quarter is included in interest expense, and the prior period has been reclassified for consistency.

(5)    Income Taxes

On December 22, 2017, during the Company’s first fiscal quarter of 2018, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 to provide guidance to companies whose accounting for the income tax effects of the 2017 Tax Act would be incomplete by the time financial statements were issued for the reporting period in which the 2017 Tax Act was enacted. In such a circumstance, SAB No. 118 directed companies to include a reasonable estimate of any required adjustment in “net earnings from continuing operations” as an adjustment to income tax expense in the reporting period during which the reasonable estimate was determined. In the Company’s first fiscal quarter of 2018, based on available information, it reasonably estimated the impact of the reduced corporate tax rate and remeasured its deferred tax liability. As a result, the Company recorded a one-time, non-cash benefit to income tax expense of approximately $4.2 million, or $0.54 in diluted earnings per share, during its first fiscal quarter of 2018 to account for the future impact of the reduced federal corporate income tax rate.

The Company’s effective income tax rates for the three months ended December 31, 2018 and 2017, were 29.9% and -33.2%, respectively. The effective income tax rate for the three months ended December 31, 2017, was a benefit due to the impact of the one-time benefit to income tax expense described above, with a slight offset due to state taxes. The effective income tax rate for the three months ended December 31, 2018, was 29.9%, which is lower than the prior year comparable rate if the effect of the one-time tax adjustment is excluded. This was due to the reduced federal corporate income tax rate effective January 1, 2019.

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2014	2015	2016	2017	2018
United States		X	X	X	X
California	X	X	X	X	X
Connecticut				X	X
District of Columbia			X	X	X
Florida				X	X
Georgia				X	X
Illinois		X	X	X	X
Louisiana					X
Maryland			X	X	X
Massachusetts		X	X	X	X
Michigan			X	X	X
Minnesota			X	X	X
New Hampshire		X	X	X	X
New York			X	X	X
North Carolina		X	X	X	X
Oregon					X
Texas			X	X	X
Wisconsin				X	X

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

For the three months ended December 31, 2018, the Company excluded 335,350 common stock equivalents, consisting of non-vested RSUs, from the earnings per share calculation because they were not dilutive. For the three months ended December 31, 2017, all common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation.

The Company paid a quarterly cash dividend of $0.11 per share on December 5, 2018, to shareholders of record as of November 13, 2018.

(7)    Equity

Amended and Restated 2013 Omnibus Incentive Plan

The Company has adopted, and the Company’s shareholders have approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, participants may be granted RSUs, each of which represents an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight-line basis over the four-year vesting term of each award.

RSU activity for the three months ended December 31, 2018, was as follows:

RSU Activity Three Months Ended December 31, 2018
	Number of RSUs	Weighted Avg. Fair Value per Share at Each Date
Non-vested Balance at September 30, 2018	324,771	$15.43
Granted	—	—
Vested (1)	(35,221)	16.12
Forfeited	—	—

Non-vested Balance at December 31, 2018	289,550	$15.34

(1)

The number of vested RSUs includes partially vested shares. Shares of common stock have not been issued for the partially vested shares, but the related compensation expense has been recognized. There were 18,878 net shares of common stock issued for vested and issued RSUs during the three months ended December 31, 2018.

RSU Compensation Three Months Ended December 31, 2018
(In thousands)
Total expected compensation expense related to RSUs	$13,955
Recognized compensation expense related to RSUs at reporting date	(9,512)

Unrecognized compensation expense related to RSUs at reporting date	$4,443

As of December 31, 2018, there was $4.4 million of total RSU compensation expense related to non-vested awards not yet recognized that is expected to be recognized over a weighted-average vesting period of 2.7 years.

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 1,503 and 546 shares of common stock during the three months ended December 31, 2018 and 2017, respectively. The maximum number of shares that may be issued under the current DRSPP is 1,550,000, of which 1,545,460 shares remain available for issuance.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any shares pursuant to the stock buyback program during the three months ended December 31, 2018 and 2017. 1,363,211 shares remain available for repurchase under the stock buyback program.

(8)    Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Boston, and Chapel Hill. Certain leases provide for renewal options.

Total rent expense for the three months ended December 31, 2018, was $0.1 million. As of December 31, 2018, there were no material changes in the leasing arrangements that would have a significant effect on the future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

(9)    Fair Value Measurements

The Company applies Accounting Standards Codification 820 — Fair Value Measurement for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three levels that prioritize the inputs to the valuation techniques used to measure fair value:

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of December 31, 2018, and September 30, 2018:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$19,557	$—	$—	$19,557
Mutual fund investments	9	—	—	9

Total	$19,566	$—	$—	$19,566

Amounts included in:
Cash and cash equivalents	$19,557	$—	$—	$19,557
Investments in marketable securities	9	—	—	9

Total	$19,566	$—	$—	$19,566

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$22,978	$—	$—	$22,978
Mutual fund investments	9	—	—	9

Total	$22,987	$—	$—	$22,987

Amounts included in:
Cash and cash equivalents	$22,978	$—	$—	$22,978
Investments in marketable securities	9	—	—	9

Total	$22,987	$—	$—	$22,987

There were no transfers between levels during the three months ended December 31, 2018, or the year ended September 30, 2018.

(10)    New Accounting Standards

The Company has reviewed the new accounting standards issued between November 28, 2018, the filing date of its most recent Form 10-K, and the filing date of this Form 10-Q, and has determined either that such pronouncements are not relevant to the Company or would not have a material impact on the Company’s financial position, results of operations, or disclosure requirements.

(11)    Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material subsequent events occurred during this period that would require recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek,” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or means by, which such performance or results will be achieved.

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the Securities and Exchange Commission. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while current domestic economic conditions are relatively favorable, further increases in short-term interest rates, policy changes by the administration in Washington, D.C., and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

U.S. equity markets posted significant declines in the three-month period ended December 31, 2018. Investors worried about further increases in interest rates, continued tension regarding trade negotiations with China, and a partial government shutdown. Indications of lower consumer confidence and slower business activity also contributed to a decline in equity prices. Concern that the Federal Reserve might misjudge the strength of the economy and raise rates too aggressively in 2019 also weighed on sentiment. In fact, citing strength in the overall economy, and especially the labor market, the Federal Reserve raised short-term interest rates by a quarter point in December. Nevertheless, the economy continued to perform well during the quarter. Industrial production grew more than 4% year-over-year, the fastest rate since 2010, over 250,000 new jobs were added per month, and consumer spending was up close to 5% year-over-year. The global banking and financial systems remain quite healthy, which could keep money flowing and contribute to the long-term stability of the markets.

Long-term U.S. bonds rallied strongly in the three-month period ended December 31, 2018, as fears of an economic slowdown attracted investors back into fixed income securities. With attention firmly focused on growth in the coming year, bond investors felt justified in ignoring both an acceleration in wage growth to over 3% year-on-year during the fourth calendar quarter and reports of strong economic growth in the third calendar quarter.

The Japanese equity market fell over 15% in local currency terms over the three-month period ended December 31, 2018. The decline in equity prices was largely in response to external factors, primarily worries over the trade conflict between the United States and China, signs of slower growth in China, and weakness in the U.S. market. Economic activity also slowed during the period, primarily as a result of a series of natural disasters, including an earthquake and typhoon that depressed consumer spending and dampened corporate sentiment.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We regularly target nearly 100,000 financial advisors through our marketing and sales program, and we currently serve approximately 18,500 advisors who utilize the Hennessy Funds for their clients. Approximately one in five of those advisors owns two or more of the Hennessy Funds. We continually seek to expand our team of sales professionals to serve our advisor community and to assist us with providing services to our over 285,000 mutual fund accounts across the country. In addition, we have an active public relations effort with the Hennessy brand name appearing on TV, radio, print, or online media on average once every two and a half to three days.

Thirteen of the Hennessy Funds achieved positive annualized returns for the three-year, five-year, 10-year, and since inception periods ended December 31, 2018. In the one-year period ended December 31, 2018, two of the Hennessy Funds had positive returns. Total assets under management as of December 31, 2018, was $4.9 billion, a decrease of 29.4%, or $2.0 billion, from $6.9 billion as of December 31, 2017. The decrease in total assets from December 31, 2017, to December 31, 2018, was attributable to net redemptions from the Hennessy Funds and market depreciation, partially offset by the purchase of assets related to the management of the BP Funds.

The following table illustrates the changes quarter by quarter in our assets under management since December 31, 2017:

	Total Assets Under Management At Each Quarter End, December 31, 2017, through December 31, 2018
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
	(In thousands)
Beginning assets under management	$6,197,617	$6,395,217	$6,577,379	$6,923,993	$6,612,812
Acquisition inflows	194,948	—	—	252,530	121,831
Organic inflows	310,468	193,954	214,236	460,948	324,132
Redemptions	(1,048,642)	(500,398)	(694,271)	(700,679)	(480,832)
Market appreciation (depreciation)	(766,844)	108,844	297,873	(359,413)	346,050

Ending assets under management	$4,887,547	$6,197,617	$6,395,217	$6,577,379	$6,923,993

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of December 31, 2018, this asset had a net balance of $79.9 million, compared to $78.2 million as of September 30, 2018. The increase was due to the purchase of assets related to the management of the BP Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of shares of our common stock pursuant to the completion of our self-tender offer in September 2015. As of December 31, 2018, this liability had a balance of $20.8 million ($20.7 million net of debt issuance costs), compared to $21.9 million ($21.7 million net of debt issuance costs) as of September 30, 2018. The decrease was the result of making monthly loan payments on our bank debt.

2017 Corporate Tax Reform

On December 22, 2017, during our first fiscal quarter of 2018, the 2017 Tax Act was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Although the 2017 Tax Act did not become effective until January 1, 2018, the start of our second fiscal quarter of 2018, we were required to recognize a reasonable estimate of the effect of the reduced federal corporate income tax rate on our deferred tax liability in the period of enactment. As a result, we recorded a one-time, non-cash benefit to income taxes of approximately $4.2 million during our first fiscal quarter of 2018, or $0.54 in diluted earnings per share. We were also able to blend in the reduced federal corporate income tax rate beginning January 1, 2018, and began to get the full benefit of the reduced rate beginning October 1, 2018.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018		2017
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$10,738	92.2%	$12,672	91.7%
Shareholder service fees	906	7.8	1,141	8.3

Total revenue	11,644	100.0	13,813	100.0

Operating expenses:
Compensation and benefits	2,900	24.9	3,166	22.9
General and administrative	1,517	13.0	1,515	11.0
Mutual fund distribution	123	1.1	120	0.9
Sub-advisory fees	2,444	21.0	2,532	18.3
Depreciation	55	0.5	46	0.3

Total operating expenses	7,039	60.5	7,379	53.4

Net operating income	4,605	39.5	6,434	46.6
Interest expense	310	2.7	300	2.1
Other income	(78)	(0.7)	(13)	—

Income before income tax expense (benefit)	4,373	37.5	6,147	44.5
Income tax expense (benefit)	1,306	11.2	(2,040)	(14.8)

Net income	$3,067	26.3%	$8,187	59.3%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue is comprised of investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, total revenue decreased by 15.7%, from $13.8 million to $11.6 million, investment advisory fees decreased by 15.3%, from $12.7 million to $10.7 million, and shareholder service fees decreased by 20.6%, from $1.1 million to $0.9 million.

The decrease in investment advisory fees was due to decreased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2018, was $5.6 billion, which represents a decrease of $1.2 billion, or 17.3%, compared to the three months ended December 31, 2017.

The decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares over such periods, which decreased at a greater rate than assets held in Institutional Class shares over the period. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2018, was the Hennessy Focus Fund, with $2.10 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2018, was the Hennessy Gas Utility Fund, with $0.93 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of December 31, 2018, was $4.9 billion, a decrease of $1.3 billion, or 21.1%, compared with $6.2 billion as of September 30, 2018. The decrease in total assets under management over the three months ended December 31, 2018, was attributable to net redemptions from the Hennessy Funds and market depreciation, partially offset by the purchase of assets related to the management of the BP Funds.

The Hennessy Funds with the three largest amounts of net inflows and net outflows for the three months ended December 31, 2018, were as follows:

Largest Net Inflows		Largest Net Outflows
Fund Name	Net Inflows	Fund Name	Net Outflows
Hennessy Japan Fund	$64 million	Hennessy Focus Fund	$(332) million
Hennessy Total Return Fund	$2 million	Hennessy Mid Cap 30 Fund	$(239) million
Hennessy Balanced Fund	$1 million	Hennessy Gas Utility Fund	$(82) million

Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, redemptions as a percentage of assets under management increased from an average of 2.4% per month to 6.0% per month.

Operating Expenses

Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, total operating expenses decreased by 4.6%, from $7.4 million to $7.0 million. Although the dollar value of total operating expenses decreased, as a percentage of total revenue, total operating expenses increased 7.1 percentage points to 60.5%. The dollar value decrease was due to decreases in compensation and benefits expense and sub-advisory fees.

Compensation and Benefits Expense: Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, compensation and benefits expense decreased by 8.4%, from $3.2 million to $2.9 million. Although the dollar value of compensation and benefits expense decreased, as a percentage of total revenue, compensation and benefits expense increased 2.0 percentage points to 24.9%. The dollar value decrease was due primarily to a decrease in incentive-based compensation expense.

General and Administrative Expense: Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, general and administrative expense increased by 0.1%, from $1.515 million to $1.517 million. As a percentage of total revenue, general and administrative expense increased 2.0 percentage points to 13.0%. The increase resulted primarily from fees paid to the outside distribution service provider for the Hennessy Funds, Quasar Distributors, LLC.

Mutual Fund Distribution Expense: Mutual fund distribution expense consists primarily of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance.

Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, mutual fund distribution expense increased by 2.5%, from $0.120 million to $0.123 million. As a percentage of total revenue, mutual fund distribution expense increased 0.2 percentage points to 1.1%. The increase was due to changes in the composition of average daily net assets held by financial institutions, with an increased percentage of average daily net assets held in Institutional Class shares as compared to the prior period. A larger portion of mutual fund distribution expense is allocated to us on Institutional Class shares versus Investor Class shares.

Sub-Advisory Fee Expense: Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, sub-advisory fee expense decreased by 3.5%, from $2.5 million to $2.4 million. As a percentage of total revenue, sub-advisory fee expense increased 2.7 percentage points to 21.0%. The dollar value decrease resulted from decreased average daily net assets of the sub-advised Hennessy Funds, partially offset by fee increases resulting from the amendment to the sub-advisory agreement for the Japan Fund and the Japan Small Cap Fund that became effective February 28, 2018.

Depreciation Expense: Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, depreciation expense increased by 19.6%, from $0.05 million to $0.06 million. As a percentage of total revenue, depreciation expense increased by 0.2 percentage points to 0.5%. The increase was due to higher fixed asset purchases in the current period.

Interest Expense

Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, interest expense increased by 3.3%, from $0.30 million to $0.31 million. The increase was due primarily to an increase in the interest rate charged to our loan.

Income Tax Expense

Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, income tax expense increased by 164%, from a benefit of $2.0 million to an expense of $1.3 million. The increase reflects the significant impact of the 2017 Tax Act on our income tax expense for the three months ended December 31, 2017. During the prior period, the 2017 Tax Act required us to record a one-time, non-cash benefit to income taxes for the accounting remeasurement of our deferred tax liability based on the reduced federal corporate income tax rate. The resulting income tax expense was reduced by approximately $4.2 million. Excluding the impact of this one-time benefit, our income tax expense would have decreased for the three months ended December 31, 2018, as compared to the prior period, primarily due to the decrease in our net operating income, and secondarily due to the decrease in the federal corporate income tax rate.

Net Income

Comparing the three months ended December 31, 2017, to the three months ended December 31, 2018, net income decreased by 62.5%, from $8.2 million to $3.1 million. The decrease was due primarily to the increase in income tax expense discussed above and secondarily to the decrease in our net operating income.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2018, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both of, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of December 31, 2018, was $4.9 billion, a decrease of $2.0 billion, or 29.4%, from December 31, 2017. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the quarter ended December 31, 2018, was $5.6 billion.

Property and equipment and management contracts purchased totaled $80.3 million as of December 31, 2018. As of December 31, 2018, we had cash and cash equivalents of $23.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the three months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,
	2018	2017
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$1,832	$2,400
Investing cash outflows	(1,797)	(1,115)
Financing cash outflows	(1,984)	(1,787)

Net decrease in cash and equivalents	$(1,949)	$(502)

The decrease in cash provided by operating activities of $0.6 million was due mainly to decreased operating income.

The increase in cash used for investing activities of $0.7 million was due to the purchase of the assets related to the management of the BP Funds.

The increase in cash used for financing activities of $0.2 million was due to an increased dividend.

We have an outstanding bank loan with U.S. Bank, as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with our self-tender offer, we and our lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Since entering into the term loan agreement, we and our lenders have amended the term loan agreement several times, including (a) on September 19, 2016, to allow us to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap Fund (which subsequently were merged into existing Hennessy Funds), (b) on November 16, 2017, to revise the excess cash flow prepayment requirements, (c) on November 30, 2017, to purchase the assets related to the management of the Rainier Funds (which subsequently were merged into existing Hennessy Funds), and (d) on September 20, 2018, to (i) extend the maturity date of the loan by one year and (ii) allow us to purchase the assets related to the management of the BP Funds (which subsequently were merged into newly created Hennessy Funds).

Our term loan agreement requires 60 monthly payments of $364,583 plus interest calculated based on one of the following, at our option:

(1) the sum of (a) a margin that ranges from 2.75% to 3.25%, depending on our ratio of consolidated debt to consolidated EBITDA, plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on our ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time; (ii) the Federal Funds Rate plus 0.50%; or (iii) the one-month LIBOR rate plus 1.00%.

We currently use a one-month LIBOR rate contract, which must be renewed monthly. As of December 31, 2018, the effective rate is 5.099%, which is comprised of the one-month LIBOR rate of 2.349% as of December 3, 2018, plus a margin of 2.75% based on our ratio of consolidated debt to consolidated EBITDA as of December 31, 2018. We intend to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option.

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2020. As of December 31, 2018, we had $20.8 million outstanding under the term loan ($20.7 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance for the periods ended December 31, 2018 and 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company purchased shares from employees to pay for RSUs vested during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
	(a)	(b)	(c)	(d)
October 1-31, 2018 (1)	2,685	$13.62	0	1,363,211
November 1-30, 2018	0	$0.00	0	1,363,211
December 1-31, 2018	0	$0.00	0	1,363,211
Total (2)	2,685	$13.62	0	1,363,211

(1)

The shares repurchased in October 2018 were repurchased according to the applicable employee’s instructions to pay for the vesting of RSUs granted on October 15, 2014, and were not purchased pursuant to the stock buyback program described below.

(2)	The total shares repurchased were purchased at a weighted average price of $13.62 per share.

(3)

The share repurchases related to the RSUs were not completed pursuant to a plan or program, and are therefore not subject to a maximum per a plan or program. The Company adopted a stock buyback program in August 2010. Pursuant to the program, the Company is authorized to purchase a maximum of 1,500,000 shares. The program has no expiration date.

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2018, filed on February 11, 2019, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 11, 2019	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen President