Form 10-Q
period 2019-03-31
HENNESSY ADVISORS INC
filed 2019-05-07
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value	HNNA	The NASDAQ Stock Market LLC

As of April 29, 2019, there were 7,919,850 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,072	$25,395
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	3,601	4,259
Prepaid expenses	475	668
Other accounts receivable	490	413

Total current assets	29,647	30,744

Property and equipment, net of accumulated depreciation of $1,263 and $1,154, respectively	361	382
Management contracts	79,932	78,163
Other assets	192	191

Total assets	$110,132	$109,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,786	$7,083
Income taxes payable	325	558
Deferred rent	143	166
Current portion of long-term debt, net of debt issuance costs	4,228	4,228

Total current liabilities	8,482	12,035

Long-term debt, net of debt issuance costs and current portion	15,385	17,500
Deferred income tax liability, net	9,948	8,965

Total liabilities	33,815	38,500

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized: 7,919,394 shares issued and outstanding at March 31, 2019, and 7,897,145 at September 30, 2018	17,900	16,783
Retained earnings	58,417	54,197

Total stockholders’ equity	76,317	70,980

Total liabilities and stockholders’ equity	$110,132	$109,480

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue:
Investment advisory fees	$9,631	$12,893	$20,369	$25,565
Shareholder service fees	825	1,113	1,731	2,254

Total revenue	10,456	14,006	22,100	27,819

Operating expenses:
Compensation and benefits	2,752	3,487	5,652	6,653
General and administrative	1,335	1,430	2,852	2,945
Mutual fund distribution	106	123	229	243
Sub-advisory fees	2,251	2,648	4,695	5,180
Depreciation	54	58	109	105

Total operating expenses	6,498	7,746	13,537	15,126

Net operating income	3,958	6,260	8,563	12,693
Interest expense	299	303	609	602
Other income	(84)	(22)	(162)	(35)

Income before income tax expense or benefit	3,743	5,979	8,116	12,126
Income tax expense (benefit)	843	1,424	2,149	(616)

Net income	$2,900	$4,555	$5,967	$12,742

Earnings per share:
Basic	$0.37	$0.58	$0.75	$1.63

Diluted	$0.37	$0.58	$0.75	$1.62

Weighted average shares outstanding:
Basic	7,918,281	7,805,880	7,916,059	7,803,114

Diluted	7,922,408	7,886,380	7,917,561	7,865,207

Cash dividends declared per share:	$0.11	$0.10	$0.22	$0.20

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2019

(In thousands, except share data)

(Unaudited)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980
Net income	—	—	3,067	3,067
Dividends declared	—	—	(871)	(871)
Employee and director restricted stock vested	21,563	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(2,685)	(31)	(5)	(36)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	296	4	—	4
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,207	13	—	13
Stock-based compensation	—	568	—	568

Balance at December 31, 2018	7,917,526	$17,337	$56,388	$73,725

Net income	—	—	2,900	2,900
Dividends declared	—	—	(871)	(871)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	534	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,334	14	—	14
Stock-based compensation	—	557	—	557
Employee restricted stock forfeiture	—	(14)	—	(14)

Balance at March 31, 2019	7,919,394	$17,900	$58,417	$76,317

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2018

(In thousands, except share data)

(Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	8,187	8,187
Dividends declared	—	—	(585)	(585)
Employee and director restricted stock vested	33,750	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(7,329)	(66)	(51)	(117)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	16	—	—	—
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	530	9	—	9
Stock-based compensation	—	598	—	598

Balance at December 31, 2017	7,803,530	$15,484	$44,138	$59,622

Net income	—	—	4,555	4,555
Dividends declared	—	—	(780)	(780)
Employee and director restricted stock vested	4,950	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(1,987)	(28)	(6)	(34)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	457	8	—	8
Shares issued for dividend reinvestment pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plan	644	12	—	12
Stock-based compensation	—	649	—	649

Balance at March 31, 2018	7,807,594	$16,125	$47,907	$64,032

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$5,967	$12,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109	105
Deferred income taxes	983	(3,848)
Stock-based compensation	1,125	1,247
Interest expense associated with debt issuance cost	74	74
Employee restricted stock forfeiture	(14)	—
Change in operating assets and liabilities:
Investment fee income receivable	658	(387)
Prepaid expenses	193	1,136
Other accounts receivable	(77)	98
Other assets	(1)	(43)
Accrued liabilities and accounts payable	(3,297)	(2,832)
Income taxes payable	(233)	(42)
Deferred rent	(23)	(15)

Net cash provided by operating activities	5,464	8,235

Cash flows from investing activities:
Purchases of property and equipment	(89)	(220)
Payments related to management contracts	(1,769)	(3,394)

Net cash used in investing activities	(1,858)	(3,614)

Cash flows from financing activities:
Principal payments on bank loan	(2,188)	(2,188)
Restricted stock units repurchased for employee tax withholding	(36)	(151)
Proceeds from shares issued pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Repurchase Plans	37	29
Dividend payments	(1,742)	(1,365)

Net cash used in financing activities	(3,929)	(3,675)

Net (decrease) increase in cash and cash equivalents	(323)	946
Cash and cash equivalents at the beginning of the period	25,395	15,700

Cash and cash equivalents at the end of the period	$25,072	$16,646

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$1,660	$2,206

Interest	$527	$534

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2019, the Company’s operating results for the three and six months ended March 31, 2019 and 2018, and the Company’s cash flows for the six months ended March 31, 2019 and 2018. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

(2) Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of March 31, 2019, or September 30, 2018.

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

The initial portion of the purchase price of $1.6 million was funded with available cash and was based on the aggregate net asset value of the BP Funds measured as of the close of business on October 25, 2018, the trading day immediately preceding the closing date of the transaction, plus $100,000. In accordance with the Transaction Agreement, the Company will make a subsequent payment on October 28, 2019, the business day immediately following the one-year anniversary of the closing date, based on the aggregate net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund (the successor funds to the BP Funds) measured as of the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date. The Company is not able to reasonably estimate what the aggregate net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund will be as of October 25, 2019, and therefore has not booked a contingent liability for the second payment as of March 31, 2019.

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

(4) Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”), as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with its self-tender offer, the Company and its lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Since entering into the term loan agreement, the Company and its lenders have amended the agreement several times, including (a) on September 19, 2016, to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund (which subsequently were merged into existing Hennessy Funds), (b) on November 16, 2017, to revise the excess cash flow prepayment requirements, (c) on November 30, 2017, to purchase the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund (which subsequently were merged into existing Hennessy Funds), and (d) on September 20, 2018, to (i) extend the maturity date of the loan by one year and (ii) allow the Company to purchase the assets related to the management of the BP Funds (which subsequently were merged into newly created Hennessy Funds).

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

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of March 31, 2019, the effective rate is 5.239%, which is comprised of the one-month LIBOR rate of 2.489% as of March 1, 2019, plus a margin of 2.75% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of December 31, 2018. The Company intends to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2020. As of March 31, 2019, the Company had $19.7 million outstanding under its term loan ($19.6 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended March 31, 2019 and 2018.

In connection with securing the financings discussed above, the Company incurred $0.41 million in loan costs. These costs were reclassified to offset debt liability per Accounting Standards Update (“ASU”) 2015-03 as of March 31, 2017, and the balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 60 months. Amortization expense during the six months ended March 31, 2019 and 2018, was $0.07 million and $0.07 million, respectively. The unamortized balance of the loan fees was $0.07 million as of March 31, 2019.

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

Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to provide guidance to companies whose accounting for the income tax effects of the 2017 Tax Act would be incomplete by the time financial statements were issued for the reporting period in which the 2017 Tax Act was enacted. In such a circumstance, Staff Accounting Bulletin No. 118 directed companies to include a reasonable estimate of any required adjustment in “net earnings from continuing operations” as an adjustment to income tax expense in the reporting period during which the reasonable estimate was determined. In the Company’s first fiscal quarter of 2018, based on available information, it reasonably estimated the impact of the reduced corporate income tax rate and remeasured its deferred tax liability. As a result, the Company recorded a one-time non-cash benefit to income tax expense of approximately $4.2 million, or $0.54 in diluted earnings per share, during its first fiscal quarter of 2018 to account for the future impact of the reduced federal corporate income tax rate.

The Company’s effective income tax rates for the six months ended March 31, 2019 and 2018, were 26.5% and -5.1%, respectively. The Company had a negative effective income tax rate for the six months ended March 31, 2018, due to the impact of the one-time benefit to income tax expense described above, with a slight offset due to state taxes. If the effect of the one-time tax adjustment were excluded from the effective income tax rate for the six months ended March 31, 2018, the rate would have been higher than the Company’s effective income tax rate for the six months ended March 31, 2019, because the Company only benefited from the reduced federal income tax rate, which was effective January 1, 2018, for three of the six months in such prior period.

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

For the three and six months ended March 31, 2019, the Company excluded 280,683 and 323,432 common stock equivalents, respectively, consisting of non-vested RSUs, from the diluted earnings per share calculations because they were not dilutive. For the three and six months ended March 31, 2018, the Company excluded 97,643 common stock equivalents in each period, consisting of non-vested RSUs, from the diluted earnings per share calculation because they were not dilutive.

The Company paid a quarterly cash dividend of $0.11 per share on March 5, 2019, to shareholders of record as of February 19, 2019.

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

RSU activity for the six months ended March 31, 2019, was as follows:

RSU Activity

Six Months Ended March 31, 2019

	Number of RSUs	Weighted Average Fair Value
Non-vested balance at September 30, 2018	324,771	$15.43
Granted	—	—
Vested (1)	(68,729)	(16.16)
Forfeited	(5,175)	(15.88)

Non-vested balance at March 31, 2019	250,867	$15.22

(1)

The Company issued 18,878 net shares of common stock for vested RSUs. The remainder of the vested RSUs relate to partially vested RSUs. While the Company already has recognized the compensation expense related to these partially vested RSUs, it has not yet issued to employees the shares of common stock represented by such partially vested RSUs.

RSU Compensation

Six Months Ended March 31, 2019

(In thousands)
Total expected compensation expense related to RSUs	$13,873
Recognized compensation expense related to RSUs at reporting date	(10,055)

Unrecognized compensation expense related to RSUs at reporting date	$3,818

As of March 31, 2019, the Company had not yet recognized $3.8 million in compensation expense related to non-vested RSUs. Such RSUs have a weighted-average vesting period of 2.6 years.

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 3,371 and 1,647 shares of common stock during the six months ended March 31, 2019 and 2018, respectively. The maximum number of shares that may be issued under the current DRSPP is 1,550,000, of which 1,545,357 shares remain available for issuance.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company did not repurchase any shares pursuant to the stock buyback program during the six months ended March 31, 2019 and 2018. A total of 1,363,211 shares remains available for repurchase under the stock buyback program.

(8) Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Boston, and Chapel Hill. Certain leases provide for renewal options.

Total rent expense for the three and six months ended March 31, 2019, were $0.1 million and $0.3 million, respectively. As of March 31, 2019, there were no material changes in the leasing arrangements that would have a significant effect on the future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of March 31, 2019, and September 30, 2018:

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,641	$—	$—	$21,641
Mutual fund investments	9	—	—	9

Total	$21,650	$—	$—	$21,650

Amounts included in:
Cash and cash equivalents	$21,641	$—	$—	$21,641
Investments in marketable securities	9	—	—	9

Total	$21,650	$—	$—	$21,650

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$22,978	$—	$—	$22,978
Mutual fund investments	9	—	—	9

Total	$22,987	$—	$—	$22,987

Amounts included in:
Cash and cash equivalents	$22,978	$—	$—	$22,978
Investments in marketable securities	9	—	—	9

Total	$22,987	$—	$—	$22,987

There were no transfers between levels during the six months ended March 31, 2019, or the year ended September 30, 2018.

(10) New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01 (collectively, “Topic 842”). Topic 842 establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than 12 months. Topic 842 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon its adoption of Topic 842, the Company expects that its finance and operating lease commitments will be subject to the new standard and recognized as finance and operating lease liabilities and right-of-use assets, which will increase the Company’s total assets and total liabilities relative to amounts reported prior to adoption of Topic 842.

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

After the volatile swings in the market at the end of calendar year 2018, the headlines read that we were on the verge of a recession. On a total return basis, the Dow Jones Industrial Average was down 3.5% for the calendar year due to an 11.3% decline in the fourth quarter. However, U.S. equity markets finished the six months ended March 31, 2019, with only small declines. During the first half of the period, equity prices dropped as continued tension regarding trade negotiations with China and concern that the Federal Reserve might misjudge the strength of the economy and raise rates too aggressively sparked fears of a slowdown in economic growth. Equities rallied strongly during the second half of the period following a shift in monetary policy from the Federal Reserve that signaled a pause in short-term interest rate increases. News that trade negotiations with China were proceeding productively and an end to the partial government shutdown also helped buoy sentiment. The economy continued to perform well during the six-month period; industrial production grew at over 4% year-over-year, the fastest rate since 2010, and over 190,000 new jobs were added per month. However, consumer spending growth weakened, as did some business activity indicators.

Long-term U.S. bonds rallied strongly during the six months ended March 31, 2019, as fears of an economic slowdown attracted investors back into fixed income securities. Soft consumer spending and weaker business sentiment indicators added upward pressure to bond prices as did the shift to an easier monetary policy from the Federal Reserve that was seen as an endorsement of the view that economic activity was slowing.

The Japanese equity market fell over 11% in local currency terms over the six months ended March 31, 2019, as measured by the Tokyo Stock Price Index. The decline in equity prices was largely in response to external factors, primarily worries over the trade conflict between the United States and China, signs of slower global growth, and weakness in the U.S. market. Economic activity also slowed during the period, primarily as a result of weaker GDP growth in China, one of Japan’s largest trading partners, and a series of natural disasters, including an earthquake and typhoon that depressed consumer spending and dampened corporate sentiment.

We seek to provide positive annualized returns to investors in the Hennessy Funds on average over a market cycle and to generate inflows into the Hennessy Funds through our marketing and sales efforts. We regularly target nearly 100,000 financial advisors through our marketing and sales program, and we currently serve approximately 18,500 advisors who utilize the Hennessy Funds for their clients. Approximately one in five of those advisors owns two or more of the Hennessy Funds. We continually seek to expand our team of sales professionals to serve our advisor community and to assist us with providing services to approximately 270,000 mutual fund accounts across the country. In addition, we have an active public relations effort with the Hennessy brand name appearing on TV, radio, print, or online media on average once every two and a half to three days.

Fourteen Hennessy Funds achieved positive annualized returns for the three-year, five-year, 10-year, and since inception periods ended March 31, 2019. In the one-year period ended March 31, 2019, nine Hennessy Funds had positive returns.

Total assets under management as of March 31, 2019, was $5.1 billion, a decrease of 21.9%, or $1.4 billion, from March 31, 2018. The decrease in total assets from March 31, 2018, to March 31, 2019, was attributable to net redemptions from the Hennessy Funds, partially offset by market appreciation and the purchase of assets related to the management of the BP Funds.

The following table illustrates the changes quarter by quarter in our assets under management since March 31, 2018:

	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	(In thousands)
Beginning assets under management	$4,887,547	$6,197,617	$6,395,217	$6,577,379	$6,923,993
Acquisition inflows	—	194,948	—	—	252,530
Organic inflows	242,566	310,468	193,954	214,236	460,948
Redemptions	(516,592)	(1,048,642)	(500,398)	(694,271)	(700,679)
Market appreciation (depreciation)	522,416	(766,844)	108,844	297,873	(359,413)

Ending assets under management	$5,135,937	$4,887,547	$6,197,617	$6,395,217	$6,577,379

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of assets related to the management of mutual funds. As of March 31, 2019, this asset had a net balance of $79.9 million, compared to $78.0 million as of September 30, 2018. The increase was due to the purchase of assets related to the management of the BP Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of assets related to the management of mutual funds and the repurchase of shares of our common stock pursuant to the completion of our self-tender offer in September 2015. As of March 31, 2019, this liability had a balance of $19.7 million ($19.6 million net of debt issuance costs), compared to $21.9 million ($21.7 million net of debt issuance costs) as of September 30, 2018. The decrease was the result of making monthly loan payments on our bank debt.

2017 Corporate Tax Reform

On December 22, 2017, during our first fiscal quarter of 2018, the 2017 Tax Act was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Although the 2017 Tax Act did not become effective until January 1, 2018, the start of our second fiscal quarter of 2018, we were required to recognize a reasonable estimate of the effect of the reduced federal corporate income tax rate on our deferred tax liability in the period of enactment. As a result, we recorded a one-time non-cash benefit to income taxes of approximately $4.2 million during our first fiscal quarter of 2018, or $0.54 in diluted earnings per share. We were also able to blend in the reduced federal corporate income tax rate beginning January 1, 2018, and began to get the full benefit of the reduced rate beginning October 1, 2018.

Results of Operations

The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$9,631	92.1%	$12,893	92.1%
Shareholder service fees	825	7.9	1,113	7.9

Total revenue	10,456	100.0	14,006	100.0

Operating expenses:
Compensation and benefits	2,752	26.3	3,487	24.9
General and administrative	1,335	12.8	1,430	10.2
Mutual fund distribution	106	1.0	123	0.9
Sub-advisory fees	2,251	21.5	2,648	18.9
Depreciation	54	0.5	58	0.4

Total operating expenses	6,498	62.1	7,746	55.3

Net operating income	3,958	37.9	6,260	44.7
Interest expense	299	2.9	303	2.2
Other income	(84)	(0.8)	(22)	(0.2)

Income before income tax expense	3,743	35.8	5,979	42.7
Income tax expense	843	8.1	1,424	10.2

Net income	$2,900	27.7%	$4,555	32.5%

	Six Months Ended March 31,
	2019		2018
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$20,369	92.2%	$25,565	91.9%
Shareholder service fees	1,731	7.8	2,254	8.1

Total revenue	22,100	100.0	27,819	100.0

Operating expenses:
Compensation and benefits	5,652	25.6	6,653	23.9
General and administrative	2,852	12.9	2,945	10.6
Mutual fund distribution	229	1.0	243	0.9
Sub-advisory fees	4,695	21.2	5,180	18.6
Depreciation	109	0.6	105	0.4

Total operating expenses	13,537	61.3	15,126	54.4

Net operating income	8,563	38.7	12,693	45.6
Interest expense	609	2.8	602	2.2
Other income	(162)	(0.8)	(35)	(0.1)

Income before income tax expense or benefit	8,116	36.7	12,126	43.6
Income tax expense (benefit)	2,149	9.7	(616)	(2.2)

Net income	$5,967	27.0%	$12,742	45.8%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue is comprised of investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, total revenue decreased by 25.3%, from $14.0 million to $10.5 million, investment advisory fees decreased by 25.3%, from $12.9 million to $9.6 million, and shareholder service fees decreased by 25.9%, from $1.1 million to $0.8 million.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, total revenue decreased by 20.6%, from $27.8 million to $22.1 million, investment advisory fees decreased by 20.3%, from $25.6 million to $20.4 million, and shareholder service fees decreased by 23.2%, from $2.3 million to $1.7 million.

The decrease in investment advisory fees for each period was due mainly to decreased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2019, was $5.1 billion, which represents a decrease of $1.8 billion, or 25.6%, compared to the three months ended March 31, 2018, and average daily net assets for the six months ended March 31, 2019, was $5.4 billion, which represents a decrease of $1.5 billion, or 21.4%, compared to the six months ended March 31, 2019.

The decrease in shareholder service fees in each period was due to a decrease in the average daily net assets held in Investor Class shares, which decreased at a greater rate than assets held in Institutional Class shares. Assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee, whereas assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2019, was the Hennessy Focus Fund, with $1.82 billion and $1.96 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2019, was the Hennessy Gas Utility Fund, with $0.89 billion and $0.91 billion, respectively. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2019, was $5.1 billion, a decrease of $1.4 billion, or 21.9%, compared with March 31, 2018. The decrease in total assets under management over was attributable to net redemptions from the Hennessy Funds, partially offset by market appreciation and the purchase of assets related to the management of the BP Funds.

The Hennessy Funds with the three largest amounts of net inflows for the three and six months ended March 31, 2019, were as follows:

Three Months Ended March 31, 2019		Six Months Ended March 31, 2019
Fund Name	Net Inflows	Fund Name	Net Inflows
Hennessy Japan Fund	$ 90 million	Hennessy Japan Fund	$ 154 million
Hennessy Total Return Fund	$ 6 million	Hennessy Total Return Fund	$ 8 million
Hennessy BP Energy Fund	$ 4 million	Hennessy Balanced Fund	$ 1 million

The Hennessy Funds with the three largest amounts of net outflows for the three and six months ended March 31, 2019, were as follows:

Three Months Ended March 31, 2019		Six Months Ended March 31, 2019
Fund Name	Net Outflows	Fund Name	Net Outflows
Hennessy Focus Fund	$ (212) million	Hennessy Focus Fund	$(544) million
Hennessy Mid Cap 30 Fund	$ (60) million	Hennessy Mid Cap 30 Fund	$(300) million
Hennessy Gas Utility Fund	$ (34) million	Hennessy Gas Utility Fund	$(116) million

Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, redemptions as a percentage of assets under management remained the same at an average of 3.4% per month. Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, redemptions as a percentage of assets under management increased from an average of 2.9% per month to 4.7% per month.

Operating Expenses

Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, total operating expenses decreased by 16.1%, from $7.7 million to $6.5 million. As a percentage of total revenue, total operating expenses increased 6.8 percentage points to 62.1%. Although the dollar value of operating expense decreased, as a percentage of total revenue, operating expense increased 6.8 percentage points to 62.1%.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, total operating expenses decreased by 10.5%, from $15.1 million to $13.5 million. Although the dollar value of operating expense decreased, as a percentage of total revenue, operating expense increased 6.9 percentage points to 61.3%.

In both periods, the dollar value decrease was due mainly to decreases in all expense categories other than depreciation expense.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, compensation and benefits expense decreased by 21.1%, from $3.5 million to $2.8 million. Although the dollar value of compensation expense decreased, as a percentage of total revenue, compensation and benefits expense increased 1.4 percentage points to 26.3%.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2018, compensation and benefits expense decreased by 15.0%, from $6.7 million to $5.7 million. Although the dollar value of compensation and benefits expense decreased, as a percentage of total revenue, compensation and benefits expense increased 1.7 percentage points to 25.6%.

In both periods, the dollar value decrease was due primarily to a decrease in incentive-based compensation.

General and Administrative Expense: Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, general and administrative expense decreased by 6.6%, from $1.43 million to $1.34 million. Although the dollar value of general and administrative expense decreased, as a percentage of total revenue, general and administrative expense increased 2.6 percentage points to 12.8%.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, general and administrative expense decreased by 3.2%, from $2.95 million to $2.85 million. Although the dollar value of general and administrative expense decreased, as a percentage of total revenue, general and administrative expense increased 2.3 percentage points to 12.9%.

In both periods, the dollar value decrease resulted primarily from decreased variable sales-related costs and business-development-related expenses.

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

Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, mutual fund distribution expense decreased by 13.8%, from $0.12 million to $0.11 million. Although the dollar value of mutual fund distribution expense decreased, as a percentage of total revenue, mutual fund distribution expense increased 0.1 percentage points to 1.0%.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, mutual fund distribution expense decreased by 5.8%, from $0.24 million to $0.23 million. Although the dollar value of mutual fund distribution expense decreased, as a percentage of total revenue, mutual fund distribution expense increased 0.1 percentage points to 1.0%.

In both periods, the dollar value decrease was due to lower average daily net assets held by financial institutions.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, sub-advisory fees expense decreased by 15.0%, from $2.6 million to $2.3 million. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 2.6 percentage points to 21.5%.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, sub-advisory fees expense decreased by 9.4%, from $5.2 million to $4.7 million. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 2.6 percentage points to 21.2%.

In both periods, the dollar value decrease resulted from decreased average daily net assets of the sub-advised Hennessy Funds, partially offset by fee increases resulting from the amendment to the sub-advisory agreement for the Japan Fund and the Japan Small Cap Fund that became effective February 28, 2018, and the new sub-advisory relationship with BP Capital for the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

Depreciation Expense: Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, depreciation expense decreased by 6.9%, from $0.06 million to $0.05 million. Although the dollar value of depreciation expense decreased, as a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.6%. The dollar value decrease was a result of a lower fixed asset base.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, depreciation expense increased by 3.8%, from $0.105 million to $0.109 million. As a percentage of total revenue, amortization and depreciation expense increased 0.1 percentage points to 0.5%. The increase was a result of a higher fixed asset base.

Interest Expense

Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, interest expense remained approximately the same at $0.30 million.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, interest expense increased by 1.2%, from $0.60 million to $0.61 million. The increase was due primarily to an increase in the interest rate charged to our loan, partially offset by a decrease in the principal balance on our loan.

Income Tax Expense

Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, income tax expense decreased by 40.8%, from $1.4 million to $0.8 million. This decrease was due primarily to lower net operating income for the current period.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, the provision for income tax expense increased by 448.9% from a benefit of $0.6 million to an expense of $2.1 million. The increase reflects the significant impact of the 2017 Tax Act on our income tax expense for the six months ended March 31, 2018. During such period, the 2017 Tax Act required us to record a one-time non-cash benefit to income taxes for the accounting remeasurement of our deferred tax liability based on the reduced federal corporate income tax rate. The resulting income tax expense was reduced by approximately $4.2 million. Excluding the impact of this one-time benefit, our income tax expense would have decreased for the six months ended March 31, 2019, as compared to the prior period, due primarily to the decrease in our net operating income and secondarily due to the decrease in the federal corporate income tax rate.

Net Income

Comparing the three months ended March 31, 2018, to the three months ended March 31, 2019, net income decreased by 36.3%, from $4.6 million to $2.9 million. The decrease was due primarily to the decrease in our net operating income.

Comparing the six months ended March 31, 2018, to the six months ended March 31, 2019, net income decreased by 53.2%, from $12.7 million to $6.0 million. The decrease was due primarily to the increase in income tax expense discussed above and secondarily as a result of the decrease in our net operating income.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2019, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of March 31, 2019, was $5.1 billion, a decrease of $1.4 billion, or 21.9%, from March 31, 2018. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2019, was $5.4 billion. As of March 31, 2019, we had cash and cash equivalents of $25.1 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the six months ended March 31, 2019 and 2018:

	For the Six Months Ended March 31,
	2019	2018
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$5,464	$8,235
Investing cash outflows	(1,858)	(3,614)
Financing cash outflows	(3,929)	(3,675)

Net (decrease) increase in cash and cash equivalents	$(323)	$946

The decrease in cash provided by operating activities of $2.8 million was due mainly to decreased operating income.

The decrease in cash used for investing activities of $1.8 million was due to the purchase of the assets related to the management of the Rainier Funds in the prior period, which was larger than the purchase of the assets related to the management of the BP Funds in the current period.

The increase in cash used for financing activities of $0.3 million was due to an increased dividend.

We have an outstanding bank loan with U.S. Bank, as administrative agent and as a lender, and California Bank & Trust, as syndication agent and as a lender. On September 17, 2015, in connection with our self-tender offer, we and our lenders entered into a term loan agreement with an original principal amount of $35.0 million (consisting of a $20.0 million promissory note to U.S. Bank and a $15.0 million promissory note to California Bank & Trust). Since entering into the term loan agreement, we and our lenders have amended the term loan agreement several times, including (a) on September 19, 2016, to allow us to consummate the purchase of assets related to the management of the Westport Fund and the Westport Select Cap

Fund (which subsequently were merged into existing Hennessy Funds), (b) on November 16, 2017, to revise the excess cash flow prepayment requirements, (c) on November 30, 2017, to purchase the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund (which subsequently were merged into existing Hennessy Funds), and (d) on September 20, 2018, to (i) extend the maturity date of the loan by one year and (ii) allow us to purchase the assets related to the management of the BP Funds (which subsequently were merged into newly created Hennessy Funds).

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

We currently use a one-month LIBOR rate contract, which must be renewed monthly. As of March 31, 2019, the effective rate is 5.239%, which is comprised of the one-month LIBOR rate of 2.489% as of March 1, 2019, plus a margin of 2.75% based on our ratio of consolidated debt to consolidated EBITDA as of December 31, 2018. We intend to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option.

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal plus accrued interest is due September 17, 2020. As of March 31, 2019, we had $19.7 million outstanding under the term loan ($19.6 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance for the periods ended March 31, 2019 and 2018.

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

PART II: OTHER INFORMATION

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

10.1	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2019, filed on May 7, 2019, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 7, 2019	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President