Form 10-Q
period 2019-06-30
HENNESSY ADVISORS INC
filed 2019-08-07
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-36423

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Boulevard, Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip code)

(415) 899-1555

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	HNNA	The NASDAQ Stock Market LLC

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

As of July 29, 2019, there were 7,499,033 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	September 30,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,748	$25,395
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	3,376	4,259
Prepaid expenses	524	668
Other accounts receivable	435	413

Total current assets	28,092	30,744

Property and equipment, net of accumulated depreciation of $1,319 and $1,154, respectively	394	382
Management contracts	79,932	78,163
Other assets	191	191

Total assets	$108,609	$109,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$4,617	$7,083
Income taxes payable	553	558
Deferred rent	129	166
Current portion of long-term debt, net of debt issuance costs	4,234	4,228

Total current liabilities	9,533	12,035

Long-term debt, net of debt issuance costs and current portion	14,228	17,500
Deferred income tax liability, net	10,166	8,965

Total liabilities	33,927	38,500

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized; 7,498,932 shares issued and outstanding at June 30, 2019, and 7,897,145 at September 30, 2018	17,614	16,783
Retained earnings	57,068	54,197

Total stockholders’ equity	74,682	70,980

Total liabilities and stockholders’ equity	$108,609	$109,480

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Investment advisory fees	$9,617	$12,503	$29,986	$38,068
Shareholder service fees	825	1,064	2,556	3,318

Total revenue	10,442	13,567	32,542	41,386

Operating expenses:
Compensation and benefits	2,676	3,219	8,328	9,872
General and administrative	1,360	1,357	4,212	4,302
Mutual fund distribution	126	140	355	383
Sub-advisory fees	2,285	2,662	6,980	7,842
Depreciation	56	62	165	166

Total operating expenses	6,503	7,440	20,040	22,565

Net operating income	3,939	6,127	12,502	18,821
Interest expense	257	315	866	918
Other income	(93)	(44)	(255)	(79)

Income before income tax expense	3,775	5,856	11,891	17,982
Income tax expense	1,118	1,638	3,267	1,022

Net income	$2,657	$4,218	$8,624	$16,960

Earnings per share:
Basic	$0.34	$0.54	$1.10	$2.17

Diluted	$0.34	$0.53	$1.10	$2.15

Weighted average shares outstanding:
Basic	7,706,654	7,807,972	7,846,257	7,804,733

Diluted	7,725,079	7,924,510	7,852,352	7,883,733

Cash dividends declared per share:	$0.11	$0.10	$0.33	$0.30

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2019

(In thousands, except share data)

(Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980
Net income	—	—	3,067	3,067
Dividends declared	—	—	(871)	(871)
Employee and director restricted stock vested	21,563	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(2,685)	(31)	(5)	(36)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	296	4	—	4
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,207	13	—	13
Stock-based compensation	—	568	—	568

Balance at December 31, 2018	7,917,526	$17,337	$56,388	$73,725

Net income	—	—	2,900	2,900
Dividends declared	—	—	(871)	(871)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	534	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,334	14	—	14
Stock-based compensation	—	557	—	557
Employee restricted stock forfeiture	—	(14)	—	(14)

Balance at March 31, 2019	7,919,394	$17,900	$58,417	$76,317

Net income	—	—	2,657	2,657
Dividends declared	—	—	(825)	(825)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	724	7	—	7
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,506	14	—	14
Shares repurchased pursuant to a stock buyback program	(422,692)	(835)	(3,181)	(4,016)
Stock-based compensation	—	542	—	542
Employee restricted stock forfeiture	—	(14)	—	(14)

Balance at June 30, 2019	7,498,932	$17,614	$57,068	$74,682

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2018

(In thousands, except share data)

(Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	8,187	8,187
Dividends declared	—	—	(585)	(585)
Employee and director restricted stock vested	33,750	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(7,329)	(66)	(51)	(117)
Shares issued for auto-investments pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	16	—	—	—
Shares issued for dividend reinvestment pursuant to the 2015 Dividend Reinvestment and Stock Purchase Plan	530	9	—	9
Stock-based compensation	—	598	—	598

Balance at December 31, 2017	7,803,530	$15,484	$44,138	$59,622

Net income	—	—	4,555	4,555
Dividends declared	—	—	(780)	(780)
Employee and director restricted stock vested	4,950	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(1,987)	(28)	(6)	(34)
Shares issued for auto-investments pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plan	457	8	—	8
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	644	12	—	12
Stock-based compensation	—	649	—	649

Balance at March 31, 2018	7,807,594	$16,125	$47,907	$64,032

Net income	—	—	4,218	4,218
Dividends declared	—	—	(782)	(782)
Employee and director restricted stock vested	—	—	—	—
Repurchase of vested employee restricted stock for tax withholding	—	—	—	—
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	260	5	—	5
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	642	12	—	12
Stock-based compensation	—	581	—	581
Employee restricted stock forfeiture		(51)		(51)

Balance at June 30, 2018	7,808,496	$16,672	$51,343	$68,015

See accompanying notes to unaudited condensed financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$8,624	$16,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165	166
Deferred income taxes	1,201	(3,486)
Stock-based compensation	1,667	1,828
Interest expense associated with debt issuance cost	94	110
Employee restricted stock forfeiture	(28)	(51)
Change in operating assets and liabilities:
Investment fee income receivable	883	(132)
Prepaid expenses	144	1,007
Other accounts receivable	(22)	100
Other assets	—	(43)
Accrued liabilities and accounts payable	(2,466)	(1,514)
Income taxes payable	(5)	(258)
Deferred rent	(37)	(25)

Net cash provided by operating activities	10,220	14,662

Cash flows from investing activities:
Purchases of property and equipment	(177)	(277)
Payments related to management contracts	(1,769)	(3,410)

Net cash used in investing activities	(1,946)	(3,687)

Cash flows from financing activities:
Principal payments on bank loan	(3,281)	(3,281)
Payment of debt issuance costs on bank loan amendment	(79)	—
Restricted stock units repurchased for employee tax withholding	(36)	(151)
Proceeds from shares issued pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Repurchase Plans	58	46
Shares repurchased pursuant to a stock buyback program	(4,016)	—
Dividend payments	(2,567)	(2,147)

Net cash used in financing activities	(9,921)	(5,533)

Net (decrease) increase in cash and cash equivalents	(1,647)	5,442
Cash and cash equivalents at the beginning of the period	25,395	15,700

Cash and cash equivalents at the end of the period	$23,748	$21,142

Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$2,258	$3,698

Interest	$785	$810

See accompanying notes to unaudited condensed financial statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2019, the Company’s operating results for the three and nine months ended June 30, 2019 and 2018, and the Company’s cash flows for the nine months ended June 30, 2019 and 2018. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2018, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

•

performing activities such as maintaining a compliance program, conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O, and cybersecurity insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

•

if applicable, overseeing the selection and continued employment of the fund’s sub-advisor, reviewing the fund’s investment performance, and monitoring the sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions;

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

•

preparing or reviewing materials for the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”), presenting or leading discussions to or with the Funds’ Board of Trustees, preparing or reviewing meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

(2) Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of June 30, 2019, or September 30, 2018.

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

The initial portion of the purchase price of $1.6 million was funded with available cash and was based on the aggregate net asset value of the BP Funds measured as of the close of business on October 25, 2018, the trading day immediately preceding the closing date of the transaction, plus $100,000. In accordance with the Transaction Agreement, the Company will make a subsequent payment on October 28, 2019, the business day immediately following the one-year anniversary of the closing date, based on the aggregate net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund (the successor funds to the BP Funds) measured as of the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date. The Company is not able to reasonably estimate what the aggregate net asset value of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund will be as of October 25, 2019, and therefore has not booked a contingent liability for the second payment as of June 30, 2019.

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

(4) Bank Loan

The Company has an outstanding bank loan with U.S. Bank National Association (“U.S. Bank”). On September 17, 2015, the Company entered into a term loan agreement with U.S. Bank and another lender for an original principal amount of $35.0 million. The Company and its lenders subsequently amended the term loan agreement several times, including (a) on September 19, 2016, to allow the Company to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund (which subsequently were merged into existing Hennessy Funds), (b) on November 16, 2017, to revise the excess cash flow prepayment requirements, (c) on November 30, 2017, to allow the Company to purchase the assets related to the management of the Rainier Large Cap Equity Fund, the Rainier Mid Cap Equity Fund, and the Rainier Small/Mid Cap Equity Fund (collectively, the “Rainier Funds”) (which subsequently were merged into existing Hennessy Funds), (d) on September 20, 2018, to allow the Company to purchase the assets related to the management of the BP Funds (which subsequently were merged into newly created Hennessy Funds), and (e) on May 9, 2019, to (i) lower the applicable LIBOR margins used to calculate loan interest rates, (ii) extend the maturity date of the loan to May 9, 2022, (iii) add a covenant requiring that the Company’s assets under management remain at or above $3.75 billion, and (iv) allocate the full remaining loan amount to U.S. Bank, canceling the note payable to the other lender.

The term loan agreement requires monthly payments in the amount of $364,583 plus interest calculated based on one of the following, at the Company’s option:

(1) the sum of (a) a margin that ranges from 2.25% to 2.75%, depending on the Company’s ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation, and amortization (excluding, among other things, certain non-cash gains and losses) (“EBITDA”), plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on the Company’s ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time; (ii) the Federal Funds Rate plus 0.50%; or (iii) the one-month LIBOR rate plus 1.00%.

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of June 30, 2019, the effective rate was 4.690%, which comprised the one-month LIBOR rate of 2.440% as of June 1, 2019, plus a margin of 2.25% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of March 31, 2019. The Company intends to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due May 9, 2022. As of June 30, 2019, the Company had $18.6 million outstanding under its term loan ($18.5 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance for the periods ended June 30, 2019 and 2018.

In connection with securing the financings discussed above, the Company incurred $0.49 million in loan costs. The balance is being amortized on a straight-line basis, which approximates the effective interest basis, over 36 months. Amortization expense during the nine months ended June 30, 2019 and 2018, was $0.09 million and $0.10 million, respectively. The unamortized balance of the loan fees was $0.15 million as of June 30, 2019.

In accordance with Accounting Standards Update 2015-03, the amortization expense of the debt issuance cost is included in interest expense, and the prior period has been reclassified for consistency.

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

The Company’s effective income tax rates for the nine months ended June 30, 2019 and 2018, were 27.5% and 5.7%, respectively. The effective income tax rate was higher for the nine months ended June 30, 2019, due to the significant impact of the one-time benefit to income tax expense for the prior period, as described above. Excluding the impact of this one-time benefit, the Company’s effective income tax rate for the nine months ended June 30, 2019, would have been lower than the effective income tax rate for the nine months ended June 30, 2018, because the Company only benefited from the reduced federal income tax rate, which was effective January 1, 2018, for six of the nine months in such prior period.

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

For state tax jurisdictions with unfiled tax returns, the statutes of limitations will remain open indefinitely.

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

For both the three and nine months ended June 30, 2019, the Company excluded 276,970 common stock equivalents from the diluted earnings per share calculations because they were not dilutive. For the three and nine months ended June 30, 2018, the Company excluded 0 and 94,493 common stock equivalents, respectively, from the diluted earnings per share calculation because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

The Company paid a quarterly cash dividend of $0.11 per share on June 11, 2019, to shareholders of record as of May 20, 2019.

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

RSU activity for the nine months ended June 30, 2019, was as follows:

RSU Activity
Nine Months Ended June 30, 2019
	Number of RSUs	Weighted Average Fair Value
Non-vested balance at September 30, 2018	324,771	$15.43
Granted	—	—
Vested (1)	(101,334)	(16.18)
Forfeited	(9,450)	(15.68)

Non-vested balance at June 30, 2019	213,987	$15.06

(1)

The Company issued 18,878 net shares of common stock for vested RSUs. The remainder of the vested RSUs relate to partially vested RSUs. While the Company already has recognized the compensation expense related to these partially vested RSUs, it has not yet issued to employees the shares of common stock represented by such partially vested RSUs.

RSU Compensation
Nine Months Ended June 30, 2019
(In thousands)
Total expected compensation expense related to RSUs	$13,807
Recognized compensation expense related to RSUs at reporting date	(10,584)

Unrecognized compensation expense related to RSUs at reporting date	$3,223

As of June 30, 2019, the Company had not yet recognized $3.2 million in compensation expense related to non-vested RSUs. Such RSUs have a remaining weighted-average vesting period of 2.4 years.

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 5,601 and 2,549 shares of common stock during the nine months ended June 30, 2019 and 2018, respectively. The maximum number of shares that may be issued under the current DRSPP is 1,550,000, of which 1,541,362 shares remain available for issuance.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company repurchased 422,692 shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2019. After that repurchase and aggregate repurchases of 136,789 shares in 2010, a total of 940,519 shares remains available for repurchase under the stock buyback program.

(8) Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Boston, and Chapel Hill. Certain leases provide for renewal options.

Total rent expense for the three and nine months ended June 30, 2019, were $0.1 million and $0.4 million, respectively. As of June 30, 2019, there were no material changes in the leasing arrangements that would have a significant effect on the future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies as of June 30, 2019, and September 30, 2018:

	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,733	$—	$—	$21,733
Mutual fund investments	9	—	—	9

Total	$21,742	$—	$—	$21,742

Amounts included in:
Cash and cash equivalents	$21,733	$—	$—	$21,733
Investments in marketable securities	9	—	—	9

Total	$21,742	$—	$—	$21,742

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$22,978	$—	$—	$22,978
Mutual fund investments	9	—	—	9

Total	$22,987	$—	$—	$22,987

Amounts included in:
Cash and cash equivalents	$22,978	$—	$—	$22,978
Investments in marketable securities	9	—	—	9

Total	$22,987	$—	$—	$22,987

There were no transfers between levels during the nine months ended June 30, 2019, or the year ended September 30, 2018.

(10) New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which was subsequently amended by: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01 (collectively, “Topic 842”). Topic 842 establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than 12 months. Topic 842 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon its adoption of Topic 842, the Company expects that its finance and operating lease commitments will be subject to the new standard and recognized as finance and operating lease liabilities and right-of-use assets, which will increase the Company’s total assets and total liabilities relative to amounts reported prior to adoption of Topic 842.

(11) Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material subsequent events occurred during this period that would require recognition or disclosure, other than disclosed below.

On July 17, 2019, the Company entered into an amendment to its term loan agreement with U.S. Bank. The amendment increased the number of shares of the Company’s common stock that the Company may repurchase from 1,000,000 to 1,500,000.

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while current domestic economic conditions are relatively favorable, changes in short-term interest rates, policy changes by the administration in Washington, D.C., and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

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

On a total return basis, the Dow Jones Industrial Average was up 3.1% for the nine months ended June 30, 2019. During the most recent quarter, equity prices rose as investors started to price in the likelihood that the Federal Reserve would lower interest rates in the coming months. While economic data in the United States continues to point toward strong job growth and low unemployment, inflation remains subdued, further bolstering hopes of an interest rate cut. According to the Bureau of Labor Statistics, the Consumer Price Index increased 1.8% during the 12 months ending May 31, 2019. Uncertainty around trade negotiations with China persisted throughout the quarter, although investors appeared to largely shrug off the rhetoric from both sides and instead focused on the prospect of a more dovish Federal Reserve.

Long-term U.S. bonds rallied strongly during the nine months ended June 30, 2019, as investors increasingly anticipated an interest rate cut this calendar year. While the unemployment rate in the U.S. remained low at 3.7% and U.S. real GDP growth remained relatively robust, investors seemed increasingly concerned about the prospect for economic growth in the Eurozone and parts of Asia.

The Japanese equity market fell over 8% in U.S. dollar terms over the nine months ended June 30, 2019, as measured by the Tokyo Stock Price Index. Uncertainty around a U.S./China trade accord continued to weigh on Japanese equities. There is some encouraging news, with political stability, stringent corporate governance, and 12-month forward price-to-earnings ratios currently near historic lows.

We strive to provide positive returns for investors in the Hennessy Funds over market cycles. Fourteen Hennessy Funds posted positive annualized returns in each of the three-year, five-year, 10-year, and since inception periods ended June 30, 2019. In the one-year period ended June 30, 2019, nine of the 16 Hennessy Funds generated positive returns.

To help drive inflows into the Hennessy Funds, we maintain a marketing database of over 100,000 financial advisors in addition to retail investors. We employ robust marketing and sales efforts consisting of content, digital, and traditional marketing initiatives and proactive phone and in-person meetings. In addition, we maintain an active annual public relations campaign that has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to over 250,000 mutual fund accounts nationwide, which comprise shareholders who employ financial advisors to assist them with investing and retail shareholders who invest directly with us. We serve approximately 18,500 financial advisors who utilize the Hennessy Funds on behalf of their clients. Approximately one in five of those advisors owns two or more Hennessy Funds, demonstrating strong brand loyalty.

Total assets under management as of June 30, 2019, was $5.0 billion, a decrease of $1.4 billion, or 21.6%, compared to June 30, 2018. The decrease in total assets from June 30, 2018, to June 30, 2019, was attributable to net outflows from the Hennessy Funds, partially offset by market appreciation and the purchase of the assets related to the management of the BP Funds.

The following table illustrates the changes quarter by quarter in our assets under management since June 30, 2018:

	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018
	(In thousands)
Beginning assets under management	$5,135,937	$4,887,547	$6,197,617	$6,395,217	$6,577,379
Acquisition inflows		—	194,948	—	—
Organic inflows	142,155	242,566	310,468	193,954	214,236
Redemptions	(458,197)	(516,592)	(1,048,642)	(500,398)	(694,271)
Market appreciation (depreciation)	193,180	522,416	(766,844)	108,844	297,873

Ending assets under management	$5,013,075	$5,135,937	$4,887,547	$6,197,617	$6,395,217

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of June 30, 2019, this asset had a net balance of $79.9 million, compared to $78.2 million as of September 30, 2018. The increase was due to the purchase of the assets related to the management of the BP Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of the assets related to the management of mutual funds and the repurchase of shares of our common stock pursuant to the completion of our self-tender offer in September 2015. As of June 30, 2019, this liability had a balance of $18.6 million ($18.5 million net of debt issuance costs), compared to $21.9 million ($21.7 million net of debt issuance costs) as of September 30, 2018. The decrease was the result of making monthly loan payments on our bank debt.

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

Results of Operations

The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$9,617	92.1%	$12,503	92.2%
Shareholder service fees	825	7.9	1,064	7.8

Total revenue	10,442	100.0	13,567	100.0

Operating expenses:
Compensation and benefits	2,676	25.6	3,219	23.7
General and administrative	1,360	13.0	1,357	10.0
Mutual fund distribution	126	1.2	140	1.0
Sub-advisory fees	2,285	22.0	2,662	19.6
Depreciation	56	0.5	62	0.5

Total operating expenses	6,503	62.3	7,440	54.8

Net operating income	3,939	37.7	6,127	45.2
Interest expense	257	2.5	315	2.3
Other income	(93)	(0.9)	(44)	(0.3)

Income before income tax expense	3,775	36.1	5,856	43.2
Income tax expense	1,118	10.7	1,638	12.1

Net income	$2,657	25.4%	$4,218	31.1%

	Nine Months Ended June 30,
	2019		2018
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$29,986	92.1%	$38,068	92.0%
Shareholder service fees	2,556	7.9	3,318	8.0

Total revenue	32,542	100.0	41,386	100.0

Operating expenses:
Compensation and benefits	8,328	25.6	9,872	23.9
General and administrative	4,212	12.9	4,302	10.4
Mutual fund distribution	355	1.1	383	0.9
Sub-advisory fees	6,980	21.4	7,842	18.9
Depreciation	165	0.6	166	0.4

Total operating expenses	20,040	61.6	22,565	54.5

Net operating income	12,502	38.4	18,821	45.5
Interest expense	866	2.7	918	2.2
Other income	(255)	(0.8)	(79)	(0.1)

Income before income tax expense	11,891	36.5	17,982	43.4
Income tax expense	3,267	10.0	1,022	2.4

Net income	$8,624	26.5%	$16,960	41.0%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, total revenue decreased by 23.0%, from $13.6 million to $10.4 million, investment advisory fees decreased by 23.1%, from $12.5 million to $9.6 million, and shareholder service fees decreased by 22.5%, from $1.1 million to $0.8 million.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, total revenue decreased by 21.4%, from $41.4 million to $32.5 million, investment advisory fees decreased by 21.2%, from $38.1 million to $30.0 million, and shareholder service fees decreased by 23.0%, from $3.3 million to $2.6 million.

The decrease in investment advisory fees for each period was due mainly to decreased average daily net assets of the Hennessy Funds. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2019, was $5.1 billion, which represents a decrease of $1.5 billion, or 22.8%, compared to the three months ended June 30, 2018, and average daily net assets for the nine months ended June 30, 2019, was $5.3 billion, which represents a decrease of $1.5 billion, or 21.9%, compared to the nine months ended June 30, 2019.

The decrease in shareholder service fees in each period was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2019, was the Hennessy Focus Fund, with $1.80 billion and $1.90 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and nine months ended June 30, 2019, was the Hennessy Gas Utility Fund, with $0.91 billion in each period. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2019, was $5.0 billion, a decrease of $1.4 billion, or 21.6%, compared to June 30, 2018. The decrease in total assets under management over was attributable to net outflows from the Hennessy Funds, partially offset by market appreciation and the purchase of the assets related to the management of the BP Funds.

The Hennessy Funds, like many actively managed U.S. mutual funds, experienced net outflows again this quarter. However, two of the Hennessy Funds had net inflows for the nine months ended June 30, 2019, which were the Hennessy Japan Fund at $149 million of net inflows and the Hennessy Total Return Fund with $2 million of net inflows.

The Hennessy Funds with the three largest amounts of net outflows for the three and nine months ended June 30, 2019, were as follows:

Three Months Ended June 30, 2019		Nine Months Ended June 30, 2019
Fund Name	Net Outflows	Fund Name	Net Outflows
Hennessy Focus Fund	$(132) million	Hennessy Focus Fund	$(675) million
Hennessy Mid Cap 30 Fund	$(49) million	Hennessy Mid Cap 30 Fund	$(348) million
Hennessy Gas Utility Fund	$(36) million	Hennessy Gas Utility Fund	$(152) million

Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, redemptions as a percentage of assets under management decreased from an average of 3.5% per month to an average of 3.0% per month. Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, redemptions as a percentage of assets under management increased from an average of 3.1% per month to an average of 4.1% per month.

Operating Expenses

Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, total operating expenses decreased by 12.6%, from $7.4 million to $6.5 million. Although the dollar value of operating expense decreased, as a percentage of total revenue, operating expense increased 7.5 percentage points to 62.3%.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, total operating expenses decreased by 11.2%, from $22.6 million to $20.0 million. Although the dollar value of operating expense decreased, as a percentage of total revenue, operating expense increased 7.1 percentage points to 61.6%.

In both periods, the dollar value decrease was due mainly to decreases in all expense categories other than general and administrative expense, which remained the same in the three months ending June 30, 2019, compared to the three months ending June 30, 2018.

Compensation and Benefits Expense: Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, compensation and benefits expense decreased by 16.9%, from $3.2 million to $2.7 million. Although the dollar value of compensation expense decreased, as a percentage of total revenue, compensation and benefits expense increased 1.9 percentage points to 25.6%.

Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2018, compensation and benefits expense decreased by 15.6%, from $9.9 million to $8.3 million. Although the dollar value of compensation and benefits expense decreased, as a percentage of total revenue, compensation and benefits expense increased 1.7 percentage points to 25.6%.

In both periods, the dollar value decrease was due primarily to a decrease in incentive-based compensation.

General and Administrative Expense: Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, general and administrative expense remained the same at $1.4 million. Although the dollar value of general and administrative expense remained the same, as a percentage of total revenue, general and administrative expense increased 3.0 percentage points to 13.0%.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, general and administrative expense decreased by 2.1%, from $4.3 million to $4.2 million. Although the dollar value of general and administrative expense decreased, as a percentage of total revenue, general and administrative expense increased 2.5 percentage points to 12.9%. The dollar value decrease resulted primarily from decreased professional service fees, variable sales-related costs, and business development-related expenses.

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

Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, mutual fund distribution expense decreased by 10.0%, from $0.14 million to $0.13 million. Although the dollar value of mutual fund distribution expense decreased, as a percentage of total revenue, mutual fund distribution expense increased 0.2 percentage points to 1.2%.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, mutual fund distribution expense decreased by 7.3%, from $0.38 million to $0.36 million. Although the dollar value of mutual fund distribution expense decreased, as a percentage of total revenue, mutual fund distribution expense increased 0.2 percentage points to 1.1%.

In both periods, the dollar value decrease was due to lower average daily net assets held by financial institutions.

Sub-Advisory Fees Expense: Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, sub-advisory fees expense decreased by 14.2%, from $2.7 million to $2.3 million. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 2.4 percentage points to 22%.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, sub-advisory fees expense decreased by 11.0%, from $7.8 million to $7.0 million. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 2.5 percentage points to 21.4%.

In both periods, the dollar value decrease resulted from decreased average daily net assets of the sub-advised Hennessy Funds, partially offset by fee increases resulting from the amendment to the sub-advisory agreement for the Japan Fund and the Japan Small Cap Fund that became effective February 28, 2018, and the new sub-advisory relationship with BP Capital for the BP Funds that became effective October 26, 2018.

Depreciation Expense: Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, depreciation expense remained the same at $0.06 million. As a percentage of total revenue, depreciation expense also remained the same at 0.5%.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, depreciation expense remained the same at $0.17 million. Although the dollar value of depreciation expense remained the same, as a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.6%.

Interest Expense

Comparing both the three and nine months ended June 30, 2018, to the three and nine months ended June 30, 2019, interest expense remained the same at $0.3 million and $0.9 million, respectively.

Income Tax Expense

Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, income tax expense decreased by 31.7%, from $1.6 million to $1.1 million. This decrease was due primarily to lower net operating income for the current period.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, the provision for income tax expense increased by 219.7% from $1.0 million to $3.3 million. The increase reflects the significant impact of the 2017 Tax Act on our income tax expense for the nine months ended June 30, 2018. During such period, the 2017 Tax Act required us to record a one-time non-cash benefit to income taxes for the accounting remeasurement of our deferred tax liability based on the reduced federal corporate income tax rate. The resulting income tax expense was reduced by approximately $4.2 million. Excluding the impact of this one-time benefit, our income tax expense would have decreased for the nine months ended June 30, 2019, as compared to the prior period, due primarily to the decrease in our net operating income and secondarily to the decrease in the federal corporate income tax rate.

Net Income

Comparing the three months ended June 30, 2018, to the three months ended June 30, 2019, net income decreased by 37.0%, from $4.2 million to $2.7 million. The decrease was due primarily to the decrease in our net operating income.

Comparing the nine months ended June 30, 2018, to the nine months ended June 30, 2019, net income decreased by 49.2%, from $17.0 million to $8.6 million. The decrease was primarily a result of the decrease in our net operating income and secondarily a result of the increase in income tax expense discussed above.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2019, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of June 30, 2019, was $5.0 billion, a decrease of $1.4 billion, or 21.6%, compared to June 30, 2018. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2019, was $5.3 billion. As of June 30, 2019, we had cash and cash equivalents of $23.7 million.

The following table summarizes key financial data relating to our liquidity and use of cash for the nine months ended June 30, 2019 and 2018:

	For the Nine Months Ended June 30,
	2019	2018
	(Unaudited, in thousands)
Cash flow data:
Operating cash flows	$10,220	$14,662
Investing cash outflows	(1,946)	(3,687)
Financing cash outflows	(9,921)	(5,533)

Net (decrease) increase in cash and cash equivalents	$(1,647)	$5,442

The decrease in cash provided by operating activities of $4.4 million was due mainly to decreased operating income.

The decrease in cash used for investing activities of $1.8 million was due to the purchase of the assets related to the management of the Rainier Funds in the prior period, which was larger than the purchase of the assets related to the management of the BP Funds in the current period.

The increase in cash used for financing activities of $4.4 million was due to shares repurchased in May 2019 and an increased dividend rate.

We have an outstanding bank loan with U.S. Bank. On September 17, 2015, we entered into a term loan agreement with U.S. Bank and another lender for an original principal amount of $35.0 million. We and our lenders subsequently amended the term loan agreement several times, including (a) on September 19, 2016, to allow us to purchase the assets related to the management of the Westport Fund and the Westport Select Cap Fund (which subsequently were merged into existing Hennessy Funds), (b) on November 16, 2017, to revise the excess cash flow prepayment requirements, (c) on November 30, 2017, to allow us to purchase the assets related to the management of the Rainier Funds (which subsequently were merged into existing Hennessy Funds), (d) on September 20, 2018, to allow us to purchase the assets related to the management of the BP Funds (which subsequently were merged into newly created Hennessy Funds), (e) on May 9, 2019, to (i) lower the applicable LIBOR margins used to calculate loan interest rates, (ii) extend the maturity date of the loan to May 9, 2022, (iii) add a covenant requiring that our assets under management remain at or above $3.75 billion, and (iv) allocate the full remaining loan amount to U.S. Bank, canceling the note payable to the other lender, and (f) on July 17, 2019, to increase the number of shares of our common stock that we may repurchase from 1,000,000 to 1,500,000.

Our term loan agreement requires monthly payments of $364,583 plus interest calculated based on one of the following, at our option:

(1) the sum of (a) a margin that ranges from 2.25% to 2.75%, depending on our ratio of consolidated debt to consolidated EBITDA, plus (b) the LIBOR rate; or

(2) the sum of (a) a margin that ranges from 0.25% to 0.75%, depending on our ratio of consolidated debt to consolidated EBITDA, plus (b) the highest rate out of the following three rates: (i) the prime rate set by U.S. Bank from time to time; (ii) the Federal Funds Rate plus 0.50%; or (iii) the one-month LIBOR rate plus 1.00%.

We currently use a one-month LIBOR rate contract, which must be renewed monthly. As of June 30, 2019, the effective rate was 4.690%, which comprised the one-month LIBOR rate of 2.440% as of June 1, 2019, plus a margin of 2.25% based on our ratio of consolidated debt to consolidated EBITDA as of March 31, 2019. We intend to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option.

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal plus accrued interest is due May 9, 2022. As of June 30, 2019, we had $18.6 million outstanding under the term loan ($18.5 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance for the periods ended June 30, 2019 and 2018.

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

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares during the three months ended June 30, 2019, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	0	$0.00	0	1,363,211
May 1-31, 2019 (1)	422,692	$9.50	422,692	940,519
June 1-30, 2019	0	$0.00	0	940,519

Total	422,692	$9.50	422,692	940,519

(1)

The shares repurchased in May 2019 were purchased in a privately negotiated transaction pursuant to the Company’s stock buyback program, which was announced in August 2010. The Company is authorized to repurchase a maximum of 1,500,000 shares under the stock buyback program. The program has no expiration date.

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

10.1	Fifth Amendment to Term Loan Agreement, dated May 9, 2019, by and between Hennessy Advisors, Inc. and U.S. Bank National Association. (1)

10.2	Sixth Amendment to Term Loan Agreement, dated July 17, 2019, by and between Hennessy Advisors, Inc. and U.S. Bank National Association. (2)

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2019, filed on August 7, 2019, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 9, 2019.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed July 19, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 7, 2019	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President