Form 10-K
period 2019-09-30
HENNESSY ADVISORS INC
filed 2019-12-03
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the Registrant, based on the closing price of $9.25 on March 29, 2019, was $44,085,431.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 26, 2019, there were 7,501,447 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

HENNESSY ADVISORS, INC.

PART I

ITEM 1.	BUSINESS

GENERAL

Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”) is a publicly traded investment management firm whose primary business activity is managing, servicing, and marketing a family of open-end mutual funds branded as the Hennessy Funds. We are committed to employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing and to providing superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Our firm was founded on these principles over 30 years ago, and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of the Hennessy Funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with each fund’s investment objectives, policies, and restrictions), conducting investment research, monitoring compliance with each fund’s investment restrictions and applicable laws and regulations, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ investment performance and adherence to investment policies and compliance procedures, overseeing other service providers, maintaining public relations and marketing programs for each fund, preparing and distributing regulatory reports, and overseeing distribution through third-party financial intermediaries. Shareholder services include maintaining an “800” number that the current investors in the Hennessy Funds may call to ask questions about the funds or their accounts or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our total revenue increases or decreases as our average assets under management rises or falls. The percentage amount of the investment advisory fees varies from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds.

We have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight, for some of the Hennessy Funds. In exchange for these sub-advisory services, we pay each sub-advisor a fee out of our own assets, which is calculated as a percentage of the average daily net asset values of the sub-advised funds. Accordingly, the sub-advisory fees we pay increase or decrease as our average assets under management in our sub-advised funds increases or decreases, respectively.

Our average assets under management for fiscal year 2019 was $5.2 billion. As of the end of fiscal year 2019, our total assets under management was $4.9 billion, an increase of over 1,200% from $375 million as of the end of fiscal year 2002, which was our first fiscal year as a public company.

Our business strategy centers on (i) organic growth through our marketing, sales, and distribution efforts and (ii) growth through strategic purchases of management-related assets.

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

In October, we purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (collectively, the “BP Funds”). The amount of the purchased assets as of the closing date totaled approximately $200 million.

2019	In May, August, and September, we repurchased an aggregate of 495,947 shares of our common stock pursuant to our stock buyback program.

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

We manage 16 mutual funds, each of which is categorized as a Domestic Equity, Multi-Asset, or Sector and Specialty product. Shares of the funds generally are available for purchase only by U.S. residents and, in certain circumstances, U.S. citizens living abroad.

The Hennessy Funds Family

Domestic Equity	Multi-Asset	Sector and Specialty
Hennessy Cornerstone Growth Fund	Hennessy Total Return Fund	Hennessy BP Energy Fund

Hennessy Focus Fund	Hennessy Equity and Income Fund	Hennessy BP Midstream Fund

Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Balanced Fund	Hennessy Gas Utility Fund

Hennessy Cornerstone Large Growth Fund		Hennessy Japan Fund

Hennessy Cornerstone Value Fund		Hennessy Japan Small Cap Fund

Hennessy Large Cap Financial Fund

Hennessy Small Cap Financial Fund

Hennessy Technology Fund

Domestic Equity Funds

Five of the Hennessy Funds are categorized as Domestic Equity products. Of those five funds, four utilize a quantitative investment strategy and one is actively managed, and they all employ consistent and disciplined approaches to investing. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Domestic Equity product category:

•

Hennessy Cornerstone Growth Fund (Investor Class symbol HFCGX; Institutional Class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks using a quantitative formula. From the universe of stocks of companies in the S&P Capital IQ Database with market capitalizations exceeding $175 million, this fund invests in the 50 common stocks with the highest one-year price appreciation that also have price-to-sales ratios below 1.5, higher annual earnings than in the previous year, and positive stock price appreciation over the prior three-month and six-month periods.

•

Hennessy Focus Fund (Investor Class symbol HFCSX; Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by maintaining a highly concentrated portfolio of approximately 20-30 companies that are most attractive to its portfolio managers based on their independent, fundamental research that primarily seeks to identify high-quality businesses that they believe are valued at a discount and that have large growth opportunity, excellent management, and low “tail risk.” The portfolio is conviction-weighted, with 60-80% of its assets typically concentrated in what the portfolio managers believe to be the fund’s top 10 investments.

•

Hennessy Cornerstone Mid Cap 30 Fund (Investor Class symbol HFMDX; Institutional Class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in growth-oriented mid-cap companies using a quantitative formula. From the universe of stocks of companies in the S&P Capital IQ Database with market capitalizations between $1 billion and $10 billion, this fund invests in the 30 common stocks with the highest one-year price appreciation that also have price-to-sales ratios below 1.5, higher annual earnings than in the previous year, and positive stock price appreciation over the prior three-month and six-month periods.

•

Hennessy Cornerstone Large Growth Fund (Investor Class symbol HFLGX; Institutional Class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a quantitative formula. From the universe of stocks of companies in the S&P Capital IQ Database, this fund invests in the 50 stocks with the highest one-year return on total capital that also have market capitalizations exceeding the database average, a price-to-cash flow ratio less than the database median, and positive total capital.

•

Hennessy Cornerstone Value Fund (Investor Class symbol HFCVX; Institutional Class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying companies using a quantitative formula. From the universe of stocks of companies in the S&P Capital IQ Database, this fund invests in the 50 stocks with the highest dividend yield that also have market capitalizations exceeding the database average, shares outstanding exceeding the database average, 12-month sales that are 50% greater than the database average, and cash flows exceeding the database average.

Multi-Asset Funds

Three of the Hennessy Funds are categorized as Multi-Asset products. Of those three funds, two utilize a quantitative investment strategy and one is actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to mutual funds containing only equity stocks. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Multi-Asset product category:

•

Hennessy Total Return Fund (Investor Class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (commonly referred to as the “Dogs of the Dow”) and the remaining 50% of its assets in U.S. Treasury securities with a maturity of less than one year. This fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

•

Hennessy Equity and Income Fund (Investor Class symbol HEIFX; Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks long-term capital growth and current income with reduced volatility of returns by investing, under normal circumstances, approximately 60% of its assets in common stock, preferred stock, and convertible securities and approximately 40% of its assets in high-quality corporate, agency, and government bonds.

•

Hennessy Balanced Fund (Investor Class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in the Dogs of the Dow stocks and approximately 50% of its assets in U.S. Treasury securities with a maturity of less than one year.

Sector and Specialty Funds

Eight of the Hennessy Funds are categorized as Sector and Specialty products. Of those eight funds, one is designed as an index fund and the other seven are actively managed, and each focuses on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•

Hennessy BP Energy Fund (Investor Class symbol HNRGX; Institutional Class symbol HNRIX). The Hennessy BP Energy Fund seeks total return by investing primarily in companies operating in a capacity related to the supply, transportation, production, transmission, or demand of energy, also known as the energy value chain. The portfolio managers use a proprietary research and investment process that involves fundamental and quantitative analysis of various macroeconomic and commodity price and other factors to select this fund’s investments and determine the weighting of each investment.

•

Hennessy BP Midstream Fund (Investor Class symbol HMSFX; Institutional Class symbol HMSIX). The Hennessy BP Midstream Fund seeks capital appreciation through distribution growth and current income by investing primarily in companies, including master limited partnerships, that own and operate assets used in the transporting, storing, gathering, processing, distributing, or marketing of natural gas, natural gas liquids, crude oil, refined products, coal, or electricity or that provide energy-related equipment and services. The portfolio managers combine a top-down deductive reasoning approach with a detailed bottom-up analysis of individual companies.

•

Hennessy Gas Utility Fund (Investor Class symbol GASFX; Institutional Class symbol HGASX). The Hennessy Gas Utility Fund seeks income and capital appreciation by investing in distribution-focused natural gas companies. This fund invests in companies that are members of the American Gas Association (“AGA”), which comprise the AGA Stock Index. The AGA Stock Index is capitalization-weighted and adjusted for the percentage of natural gas assets on each company’s balance sheet..

•

Hennessy Japan Fund (Investor Class symbol HJPNX; Institutional Class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in equity securities of Japanese companies. Using in-depth analysis and on-site research, the portfolio managers focus on stocks with a potential “value gap” by screening for companies that they believe have strong businesses and management and are trading at attractive prices. The portfolio is limited to its portfolio managers’ best ideas and maintains a concentrated number of holdings.

•

Hennessy Japan Small Cap Fund (Investor Class symbol HJPSX; Institutional Class symbol HJSIX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in equity securities of smaller Japanese companies, typically considered to be companies with market capitalizations in the bottom 20% of all publicly traded Japanese companies. Using in-depth analysis and on-site research, the portfolio managers focus on stocks with a potential “value gap” by screening for small-capitalization companies that the portfolio managers believe have strong businesses and management and are trading at attractive prices. The portfolio is limited to its portfolio managers’ best ideas and is unconstrained by its benchmarks.

•

Hennessy Large Cap Financial Fund (Investor Class symbol HLFNX; Institutional Class symbol HILFX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in securities of companies with market capitalizations of $3 billion or more principally engaged in the business of providing financial services.

•

Hennessy Small Cap Financial Fund (Investor Class symbol HSFNX; Institutional Class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in securities of companies with market capitalizations of less than $3 billion principally engaged in the business of providing financial services.

•

Hennessy Technology Fund (Investor Class symbol HTECX; Institutional Class symbol HTCIX). The Hennessy Technology Fund seeks long-term capital appreciation by investing in securities of companies principally engaged in the research, design, development, manufacturing, or distributing of products or services in the technology industry. From the universe of stocks of companies in the S&P Capital IQ Database with market capitalizations exceeding $175 million, this fund invests in approximately 60 common stocks that the portfolio managers believe demonstrate sector-leading cash flows and profits, a history of delivering returns in excess of cost of capital, attractive relative valuations, ability to generate cash, attractive balance sheet risk profiles, and prospects for sustainable profitability.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each Hennessy Fund and its relevant benchmark indices for the one-year, three-year, five-year, and ten-year (or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2019.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is no guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICGX	-15.85%	1.94%	3.49%	9.15%
Investor Class Share - HFCGX	-16.18%	1.58%	3.18%	8.81%
Russell 2000® Index (1)	-8.89%	8.23%	8.19%	11.19%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HFCIX	11.73%	12.39%	11.06%	14.04%
Investor Class Share - HFCSX	11.32%	11.97%	10.65%	13.66%
Russell 3000® Index (3)	2.92%	12.83%	10.44%	13.08%
Russell Midcap® Growth Index (4)	5.20%	14.50%	11.12%	14.08%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HIMDX	-10.72%	1.62%	3.09%	10.36%
Investor Class Share - HFMDX	-10.94%	1.28%	2.77%	9.99%
Russell Midcap® Index (5)	3.19%	10.69%	9.10%	13.07%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILGX	0.67%	10.12%	7.22%	11.76%
Investor Class Share - HFLGX	0.33%	9.79%	6.97%	11.47%
Russell 1000® Index (6)	3.87%	13.19%	10.62%	13.23%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICVX	-1.74%	8.77%	6.47%	10.24%
Investor Class Share - HFCVX	-1.90%	8.53%	6.27%	9.98%
Russell 1000® Value Index (7)	4.00%	9.43%	7.79%	11.46%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HDOGX	5.37%	7.53%	6.80%	9.55%
75/25 Blended DJIA/Treasury Index (8)	4.03%	12.70%	9.50%	10.31%
Dow Jones Industrial Average (9)	4.21%	16.44%	12.28%	13.56%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HEIIX	3.09%	8.01%	5.88%	8.80%
Investor Class Share - HEIFX	2.68%	7.59%	5.47%	8.47%
Blended Balanced Index (10)	6.25%	9.08%	7.70%	9.28%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HBFBX	4.18%	5.63%	4.73%	6.03%
50/50 Blended DJIA/Treasury Index (11)	4.04%	9.00%	6.76%	7.19%
Dow Jones Industrial Average (4)	4.21%	16.44%	12.28%	13.56%

				Since Inception
Hennessy BP Energy Fund*	One Year	Three Years	Five Years	(12/31/13)
Institutional Class Share - HNRIX	-32.19%	-9.05%	-7.85%	-4.79%
Investor Class Share - HNRGX	-32.43%	-9.31%	-8.11%	-5.02%
S&P 500® Energy Index (12)	-19.21%	-2.67%	-5.06%	-3.89%
S&P North American Natural Resources Index (13)	-16.23%	-2.80%	-5.68%	-4.19
S&P 500® Index (2)	4.25%	13.39%	10.84%	10.90%

				Since Inception
Hennessy BP Midstream Fund*	One Year	Three Years	Five Years	(12/31/13)
Institutional Class Share - HMSFX**	-8.10%	-5.37%	-6.46%	-3.18%
Investor Class Share - HMSIX	-8.22%	-5.59%	-6.68%	-3.42%
Alerian MLP Index (12)	-8.13%	-2.46%	-8.65%	-4.66%
S&P 500® Index (2)	4.25%	13.39%	10.84%	10.90%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HGASX**	15.35%	7.43%	5.80%	12.34%
Investor Class Share - GASFX	14.99%	7.11%	5.61%	12.24%
AGA Stock Index (15)	16.31%	8.43%	6.89%	13.22%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJPIX	-5.22%	9.37%	11.44%	11.96%
Investor Class Share - HJPNX	-5.60%	8.92%	11.04%	11.62%
Russell/Nomura Total MarketTM Index (16)	-5.48%	6.41%	6.37%	6.14%
Tokyo Stock Price Index (TOPIX) (17)	-5.77%	6.36%	6.26%	5.99%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJSIX**	-6.70%	12.28%	11.08%	11.86%
Investor Class Share - HJPSX	-7.07%	11.88%	10.76%	11.70%
Russell/Nomura Small CapTM Index (18)	-10.27%	5.82%	7.57%	7.75%
Tokyo Stock Price Index (TOPIX) (17)	-5.77%	6.36%	6.26%	5.99%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILFX**	-0.10%	15.59%	7.85%	8.53%
Investor Class Share - HLFNX	-0.47%	15.18%	7.49%	8.35%
Russell 1000® Financial Services Index (19)	9.01%	16.01%	11.96%	11.84%
Russell 1000® Index (7)	3.87%	13.19%	10.62%	13.23%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HISFX	-7.79%	5.17%	8.51%	8.25%
Investor Class Share - HSFNX	-8.11%	4.76%	8.11%	7.92%
Russell 2000® Financial Services Index (20)	-1.35%	8.87%	10.10%	11.62%
Russell 2000® Index (1)	-8.89%	8.23%	8.19%	11.19%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HTCIX**	4.94%	12.69%	9.63%	9.91%
Investor Class Share - HTECX	4.71%	12.40%	9.31%	9.63%
NASDAQ Composite Index (21)	0.52%	15.88%	13.51%	15.54%
S&P 500® Index (2)	4.25%	13.39%	10.84%	13.24%

*

Performance information from prior to the date that we acquired the assets related to the management of the fund is included because the previous investment manager managed the fund using a similar investment strategy.

**

Performance shown for periods prior to the inception of Institutional Class shares represents the performance of Investor Class shares of the fund and includes expenses that are not applicable to, and are higher than, those of Institutional Class shares.

(1)

The Russell 2000® Index comprises the smallest 2,000 companies in the Russell 3000® Index based on market capitalization, representing approximately 8% of the Russell 3000® Index in terms of total market capitalization.

(2)	The S&P 500® Index is a capitalization-weighted index that is designed to represent the broad domestic economy through changes in the aggregate market value of 500 stocks across all major industries.
(3)	The Russell 3000® Index comprises the 3,000 largest U.S. companies based on market capitalization, representing approximately 98% of the investable U.S. equities market.
(4)

The Russell Midcap® Growth Index comprises approximately 65% of the total market value of the Russell Midcap® Index and includes companies with higher price-to-book ratios and higher forecasted growth values.

(5)	The Russell Midcap® Index comprises approximately 800 of the smallest securities of the Russell 1000® Index based on a combination of market capitalization and current index membership.
(6)	The Russell 1000® Index comprises the 1,000 largest companies in the Russell 3000® Index based on market capitalization.
(7)	The Russell 1000® Value Index comprises those Russell 1000® companies with lower price-to-book ratios and lower forecasted growth value.
(8)

The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the ICE BofAML 3-Month U.S. Treasury Bill Index, which comprises U.S. Treasury securities maturing in three months.

(9)	The Dow Jones Industrial Average is a price-weighted average of 30 significant stocks traded on the NYSE or The NASDAQ Stock Market.
(10)

The Blended Balanced Index consists of 60% common stocks represented by the S&P 500® Index and 40% bonds represented by the Bloomberg Barclays Intermediate U.S. Government/Credit Index, which measures the performance of U.S. dollar-denominated Treasury securities and government-related and investment-grade corporate securities that have $250 million or more of outstanding face value, are fixed rate and non-convertible, and have remaining maturities of greater than or equal to one year and less than 10 years.

(11)

The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks represented by the Dow Jones Industrial Average and 50% short-duration Treasury securities represented by the ICE BofAML 1-Year U.S. Treasury Note Index, which comprises U.S. Treasury securities maturing in approximately one year.

(12)	The S&P 500® Energy Index comprises those companies included in the S&P 500® that are classified in the Energy sector.
(13)	The S&P North American Natural Resources Index represents U.S.-traded securities classified in the Energy and Materials sectors, excluding the chemicals industry and steel sub-industry.
(14)	The Alerian MLP Index comprises companies that earn a majority of their cash flow from midstream activities involving energy commodities.
(15)	The AGA Stock Index is a capitalization-weighted index consisting of publicly traded members of the American Gas Association whose securities are traded on a U.S. stock exchange.
(16)	The Russell/Nomura Total Market™ Index contains the top 98% of all stocks listed on Japan’s stock exchanges and registered on Japan’s over-the-counter market based on market capitalization.
(17)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all of the companies listed on the First Section of the Tokyo Stock Exchange.
(18)	The Russell/Nomura Small Cap™ Index contains the bottom 15% of the Russell/Nomura Total Market™ Index based on market capitalization.
(19)

The Russell 1000® Financial Services Index is a subset of the Russell 1000® Index that measures the performance of the securities classified in the financial services sector of the large-capitalization U.S. equity market.

(20)

The Russell 2000® Financial Services Index is a subset of the Russell 2000® Index that measures the performance of the securities classified in the financial services sector of the small-capitalization U.S. equity market.

(21)	The NASDAQ Composite Index comprises all common stocks listed on The NASDAQ Stock Market.

Investors cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses, or taxes.

Frank Russell Company (“Russell”) is the source and owner of the trademarks, service marks, and copyrights related to the Russell Indexes. Russell® is a trademark of Frank Russell Company. Neither Russell nor its licensors accept any liability for any errors or omissions in the Russell Indexes or Russell ratings or underlying data, and no party may rely on any Russell Indexes or Russell ratings or underlying data contained in this communication. No further distribution of Russell data is permitted without Russell’s express written consent. Russell does not promote, sponsor, or endorse the content of this communication.

The Dow Jones Industrial Average is the property of the Dow Jones & Company, Inc. Dow Jones & Company, Inc. is not affiliated with the Hennessy Funds or its investment advisor. Dow Jones & Company, Inc. has not participated in any way in the creation of the Hennessy Funds or in the selection of stocks included in the Hennessy Funds and has not approved any information included in this communication.

Standard & Poor’s Financial Services LLC is the source and owner of the S&P® and S&P 500® trademarks.

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

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES, AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. In addition, the sub-advisory fees that we pay are also calculated as a percentage of the average daily net asset values of the sub-advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows (purchases of shares of the Hennessy Funds by new or existing shareholders), acquisition inflows, outflows (redemptions of shares of the Hennessy Funds by shareholders), and market appreciation or depreciation.

The following table summarizes our assets under management:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(In thousands)
Beginning assets under management	$6,197,617	$6,612,812	$6,698,519
Acquisition inflows	194,948	374,361	—
Organic inflows	825,541	1,193,270	1,150,462
Redemptions	(2,374,734)	(2,376,180)	(2,093,315)
Market appreciation	30,467	393,354	857,146

Ending assets under management	$4,873,839	$6,197,617	$6,612,812

As stated above, the fees we receive for providing investment advisory and shareholder services increase or decrease as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisory fees:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(In thousands)
Investment advisory fees	$39,357	$50,235	$48,296
Shareholder service fees	3,358	4,355	4,659

Subtotal	42,715	54,590	52,955
Sub-advisory fees	(9,228)	(10,461)	(9,225)

Revenue, net of sub-advisory fees	$33,487	$44,129	$43,730

Investment Advisory Agreements and Fees

We provide investment advisory services to the entire family of Hennessy Funds pursuant to investment advisory agreements with Hennessy Funds Trust. Our provision of investment advisory services to the Hennessy Funds is subject to the oversight of the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”) and must be in accordance with the applicable Hennessy Fund’s investment advisory agreement, Prospectus, and Statement of Additional Information. The services that we provide to each Hennessy Fund pursuant to these investment advisory agreements include, among other things, the following:

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

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O, and cyber insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•	providing a quarterly compliance certification to the Funds’ Board of Trustees; and

•

preparing or reviewing all materials for meetings of the Funds’ Board of Trustees, presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The investment advisory agreements also provide that we are responsible for performing any ordinary clerical and bookkeeping services needed by the Hennessy Funds that are not provided by the funds’ custodian, administrator, or transfer agent. The Funds’ Board of Trustees comprises three trustees who are not interested persons of the Hennessy Funds (the “disinterested trustees”) and Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors. Under the Investment Company Act of 1940, a majority of the trustees must be disinterested trustees, and the disinterested trustees must approve entering into and continuing our investment advisory agreements. The disinterested trustees also have sole responsibility for selecting and nominating other disinterested trustees.

In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2019, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

Hennessy Fund (All Class Shares)	Investment Advisory Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy BP Energy Fund	1.25%
Hennessy BP Midstream Fund	1.10%
Hennessy Gas Utility Fund	0.40%
Hennessy Japan Fund	0.80%
Hennessy Japan Small Cap Fund	0.80%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Technology Fund	0.74%

We waive a portion of our fees with respect to the Hennessy Cornerstone Large Growth Fund, the Hennessy BP Midstream Fund, and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. The waived fees are deducted from investment advisory fee income and reduce the aggregate amount of advisory fees we receive from such fund in the subsequent month. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would only apply on a going-forward basis.

Our investment advisory agreements must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) the vote of a majority of the disinterested trustees. If the investment advisory agreements are not renewed annually as described above, they terminate automatically. There are two additional circumstances in which the investment advisory agreements would terminate. First, an investment advisory agreement automatically terminates if we assign it to another advisor (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, either the applicable Hennessy Fund or we may terminate an investment advisory agreement by providing notice to the other party 60 days prior to the expiration of such agreement.

Sub-Advisory Agreements and Fees

We have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight, for some of the Hennessy Funds. In each case, the sub-advisor entity or the individuals working at the sub-advisor entity is the same entity or are the same individuals who advised the fund prior to our purchase of the assets related to the management of such fund. The provision of sub-advisory services must be in accordance with the applicable Hennessy Fund’s sub-advisory agreement, Prospectus, and Statement of Additional Information. The services that each sub-advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub-advisory agreement include, among other things, the following:

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

•	ensuring that its compliance programs include policies and procedures relevant to the fund and the sub-advisor’s duties as a portfolio manager to the fund;

•	for each annual report of the fund, preparing a written summary of the fund’s performance for the most recent 12-month period; and

•

providing a quarterly certification to Funds’ Board of Trustees regarding trading and allocation practices, supervisory matters, the sub-advisor’s compliance program (including its code of ethics), compliance with the fund’s policies, and general firm updates.

In exchange for sub-advisory services, we pay sub-advisory fees to the sub-advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor for such fund, and the percentage used to calculate the annual sub-advisory fees payable by us to such fund’s sub-advisor as of the end of fiscal year 2019:

Hennessy Fund (All Class Shares)	Sub-Advisor	Sub-Advisory Fee (as a % of fund assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%
Hennessy Equity and Income Fund	FCI Advisors (fixed income allocation)	0.27%
	The London Company of Virginia, LLC (equity allocation)	0.33%
Hennessy BP Energy Fund	BP Capital Fund Advisors, LLC	0.40%
Hennessy BP Midstream Fund	BP Capital Fund Advisors, LLC	0.40%
Hennessy Japan Fund	SPARX Asset Management Co., Ltd.	$0-$500 million: Above $500 million-$1 billion: Above $1 billion:	0.35% 0.40% 0.42%
Hennessy Japan Small Cap Fund	SPARX Asset Management Co., Ltd.	$0-$500 million: Above $500 million-$1 billion: Above $1 billion:	0.35% 0.40% 0.42%

The sub-advisory agreements must be renewed annually in the same manner as the investment advisory agreements and are subject to the same termination provisions.

Shareholder Servicing Agreements and Fees

Pursuant to a shareholder servicing agreement with Hennessy Funds Trust, we provide shareholder services to shareholders of the Hennessy Funds including, among other things, maintaining an “800” number that the current investors in the Hennessy Funds may call to ask questions about the funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. In exchange for these services, we receive a shareholder service fee from each Hennessy Fund of 0.10% of the average daily net assets of such fund’s Investor Class shares.

12b-1 Plans

All of the Hennessy Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the Investment Company Act of 1940, which permits a mutual fund to adopt a plan that allows the fund to collect fees to use to make payments to third parties in connection with the distribution of fund shares. Amounts paid under a plan may be spent on any activities or expenses primarily intended to result in sale of shares of the fund, including, but not limited to (i) advertising, (ii) compensation paid to financial institutions, broker-dealers, and others for sales and marketing, (iii) shareholder accounting servicing, (iv) printing and mailing prospectuses to possible new shareholders, and (v) printing and mailing sales literature. A mutual fund may also employ a distributor to distribute and market fund shares and then use 12b-1 fees to pay the distributor for expenses relating to telephone use, overhead, employing employees who engage in or support the distribution of the fund shares, printing prospectuses and other reports for possible new shareholders, advertising, and preparing and distributing sales literature.

The 12b-1 fee for each Hennessy Fund is 0.15% of such fund’s average daily net assets.

CUSTODIAL, DISTRIBUTION, AND BROKERAGE ARRANGEMENTS

A third-party and one of its affiliates acts as custodian and distributor for all of our assets under management.

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

Currently, we participate in soft dollar arrangements with one of our brokers. This means we receive research reports and real-time electronic research to assist us in trading and managing the Hennessy Funds. Under these soft dollar arrangements, the Hennessy Funds pay brokerage commissions for securities trades at the regular market rate, and some or all of the value of those commissions is received by us in the form of research or other services that benefit the Hennessy Funds. We believe our soft dollar arrangements comply with SEC guidance regarding soft dollars.

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

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996, we have consistently pursued a growth strategy centered on organic growth through our marketing, sales, and distribution efforts and growth through strategic purchases of management-related assets. The implementation of this business strategy is described below.

•	Seeking to deliver strong investment performance of the Hennessy Funds

One of the most effective ways we can grow the assets of the Hennessy Funds is by delivering strong investment performance, which we believe should:

•	result in an increase in the value of existing assets of the Hennessy Funds;

•	encourage more investors to buy shares of the Hennessy Funds and decrease the number of investors who redeem their shares and leave the Hennessy Funds; and

•	motivate current investors to invest additional money in the Hennessy Funds.

•	Utilizing our branding and marketing campaign to attract assets

We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. We offer quantitative funds, actively managed funds, and income-generating funds. We believe our quantitative funds will attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We also believe that our actively managed funds will attract investors who appreciate a fundamental, hands-on investment management approach and talented portfolio managers. Finally, we believe our more conservative, income-generating funds will attract investors seeking alternatives to mutual funds invested entirely in equities.

We run a comprehensive and far-reaching public relations program designed to disseminate our message to a wide variety of potential investors through frequent television appearances, radio spots, feature articles, and print media mentions. We have partnered with an industry-leading public relations firm, SunStar Strategic, to proactively promote the Hennessy Funds to national financial media. This public relations program has consistently resulted in the Hennessy Funds being mentioned an average of once every two to three days in national print and broadcast media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplinger, and Barron’s, among others. To facilitate our presence in the media, we utilize LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, California. Along with our primary spokesperson, Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors and President, Chief Investment Officer, and a Portfolio Manager of the Hennessy Funds, we also utilize David Ellison, Ryan Kelley and Josh Wein, all Portfolio Managers of the Hennessy Funds, as well as our sub-advisors, to further expand our public relations program and provide comprehensive media coverage of our products.

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

•	Expanding our distribution network to additional distribution platforms

Investors may purchase shares of the Hennessy Funds through financial intermediaries, including mutual fund supermarkets, national wirehouses and broker-dealers, independent and regional broker-dealers, and registered investment advisors, or directly from the Hennessy Funds.

Mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various mutual funds in a single location is very attractive to investors, and the majority of our $4.9 billion of assets under management as of the end of fiscal year 2019 was held at mutual fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial intermediaries to make our no-load mutual funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial intermediaries.

Investors may also purchase shares of the Hennessy Funds directly through the Hennessy Funds website or by calling us or U.S. Bank Global Fund Services, the Hennessy Funds’ administrator.

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

•	Securing participation on the platforms of national full-service firms

We continually strive to develop relationships with national full-service firms that permit their investment professionals to offer no-load funds to their investors as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

•	Pursuing strategic purchases of management agreements for additional mutual funds

A primary component of our growth strategy is to selectively pursue strategic purchases of the assets related to the management of additional mutual funds. We believe the regulatory burden imposed upon the mutual fund industry, along with increased competition, has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. We believe that we are well prepared to benefit from these attractive asset purchase trends and from the increasing supply of potential targets. In addition, we believe there are a number of attractive asset purchase opportunities from mutual fund managers who are reaching retirement age or who are leaving the mutual fund management arena. We have generally been able to offer lower overall expense ratios to the shareholders of purchased funds. In some instances, we have also been able to improve performance.

Through our asset purchase strategy, we have completed 10 purchases of the assets related to the management of mutual funds over a 19-year period, integrating $4.3 billion in net assets of 30 different mutual funds into the Hennessy Funds family. We completed our most recent asset purchase on October 26, 2018, when we purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (together, the “BP Funds”). This asset purchase added nearly $200 million to our assets under management. Upon completion of the transaction, the assets related to the management of the BP Funds were reorganized into two new series of Hennessy Funds Trust called the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund, respectively. In connection with the transaction, BP Capital Fund Advisors, LLC, the investment advisor to the BP Funds, became the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

•	Delivering strong, high-quality financial results.

We seek to maintain a strong financial position and to manage our investment advisory business to meet the highest regulatory, ethical, and business standards and to maintain continuity of service to all of the investors in the Hennessy Funds.

COMPETITION

The investment advisory industry is highly competitive, with new competitors continually entering the industry. We compete directly with numerous global and U.S. investment managers, commercial banks, savings and loans associations, brokerage and investment banking firms, broker-dealers, insurance companies, and other financial institutions that often provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research, and distribution resources and other capabilities than we do. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current investor relationships, as well as to create new ones, will be successful. To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

•	the investment performance of the Hennessy Funds;

•	the expense ratios of the Hennessy Funds;

•	the array of our product offerings;

•	industry rankings of the Hennessy Funds;

•	the quality of our services;

•	our ability to further develop and market our brand;

•	our commitment to placing the interests of investors first; and

•	our general business reputation.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition.

Competition is an important risk that our business faces and should be considered along with other risk factors that we discuss in Item 1A, “Risk Factors.”

REGULATORY ENVIRONMENT

We are subject to an increasing number of extensive and complex federal and state laws and regulations intended to protect shareholders of mutual funds and investors of registered investment advisors. We believe we are in compliance in all material respects with all applicable laws and regulations.

We are registered as an investment advisor with the SEC and, therefore, must comply with the requirements of the Investment Advisers Act of 1940 and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to investors, transactions with investors, compliance program effectiveness, solicitation arrangements, conflicts of interest, advertising, recordkeeping and reporting, disclosure, and anti-fraud matters.

We manage accounts for the Hennessy Funds on a discretionary basis, meaning that we have the authority to buy and sell securities for each portfolio, select broker-dealers to execute trades, and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

Our mutual funds are registered with the SEC under the Investment Company Act of 1940, which imposes additional obligations on both the Hennessy Funds and us, as the advisor to the Hennessy Funds, including detailed operational requirements. While we exercise broad discretion over the day-to-day management of the business, affairs, and investment portfolios of the Hennessy Funds, our operations are subject to oversight and management by the Funds’ Board of Trustees. The responsibilities of the Funds’ Board of Trustees include, among other things, annually approving the continuation of our investment advisory agreements and shareholder servicing agreement with the Hennessy Funds and our sub-advisory agreements with the sub-advisors to the Hennessy Funds, approving other service providers, determining the method of valuing assets, and monitoring transactions involving affiliates. The Investment Company Act of 1940 also imposes on us a fiduciary duty with respect to receiving investment advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action, or through litigation initiated by investors in the Hennessy Funds pursuant to a private right of action.

The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censures to the suspension of individual employees to termination of our registration as an investment advisor. A violation of applicable law or regulations could also subject us, our directors, and our employees to civil actions brought by private parties. We believe we are in compliance in all material respects with all applicable SEC requirements.

EMPLOYEES

As of the end of fiscal year 2019, we employed 21 employees, 19 of whom were full-time employees.

Our executive officers are (i) Neil J. Hennessy, Chief Executive Officer and Chairman of our Board of Directors, (ii) Teresa M. Nilsen, President, Chief Operating Officer, Secretary, and a member of our Board of Directors, (iii) Kathryn R. Fahy, Chief Financial Officer and Senior Vice President, and (iv) Daniel B. Steadman, Executive Vice President and a member of our Board of Directors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., (a) Mr. Hennessy is President, Chief Investment Officer, and a Portfolio Manager of the Hennessy Funds and is a member of the Funds’ Board of Trustees, (b) Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds, (c) Ms. Fahy is Vice President, Assistant Treasurer, and Assistant Secretary of the Hennessy Funds, and (d) Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

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

Investors in the Hennessy Funds can redeem their investments at any time and for any reason, including poor investment performance and volatile equity markets. A decline in our assets under management adversely affects our revenues.

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and mutual fund business is largely dependent on investment performance, as well as client servicing and distribution. If the Hennessy Funds perform poorly compared to the mutual funds of other investment advisory firms, we may experience a decrease in purchases of shares and an increase in redemptions of shares of the Hennessy Funds. Further, sharp declines in the stock market, such as those experienced during our fiscal year 2019, may also cause increases in redemptions of shares of the Hennessy Funds. Such redemptions reduce our assets under management and adversely affect our revenues.

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

Many competitors offer similar products to the Hennessy Funds, and the failure or negative performance of competitors’ products could lead to a loss of confidence in the corresponding products in the Hennessy Funds lineup, irrespective of the performance of the Hennessy Funds. Any loss of confidence in a product type could lead to redemptions in the Hennessy Fund within such product type, which could have a material adverse effect on our business, results of operations, and financial condition.

We derive a substantial portion of our revenues from a limited number of the Hennessy Funds.

During fiscal year 2019, our average assets under management was concentrated in the following three Hennessy Funds: (i) the Hennessy Focus Fund (36% of average assets under management); (ii) the Hennessy Gas Utility Fund (18% of average assets under management); and (iii) the Hennessy Japan Fund (12% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Focus Fund (42% of total revenue); (b) the Hennessy Japan Fund (12% of total revenue); and (c) the Hennessy Gas Utility Fund (10% of total revenue). As a result, our operating results are particularly dependent upon the performance of these funds and our ability to maintain and grow assets under management in these funds. If any of these funds were to experience a significant increase in redemptions for any reason, our assets under management would be reduced, adversely affecting our revenues.

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

For more information regarding competitive factors, see the “Competition” subheading in Item 1, “Business.”

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

We generate all of our operating revenues from the investment advisory and shareholder servicing agreements with the Hennessy Funds. These agreements may be terminated without penalty on 60 days’ notice and may not be assigned without investor consent. In addition, they each must be renewed annually by (i) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) a majority of the disinterested trustees. The termination or non-renewal of these agreements, or the renegotiation of the terms of these agreements in a manner detrimental to us, could result in a substantial reduction in revenues, which could have a material adverse effect on our business, results of operations, and financial condition.

We utilize unaffiliated sub-advisors to manage the portfolio composition of certain of the Hennessy Funds, and any matters that have an adverse impact on their businesses or any change in our relationships with our sub-advisors could lead to a reduction in assets under management, which would adversely affect our revenues.

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

Assets invested through third-party intermediaries have a risk of redemption, which could reduce our revenues.

Third-party intermediaries are attractive to investors because of the ease of accessibility to a variety of funds, but this may cause the investments to be more sensitive to fluctuations in performance, especially in the short-term. If we were unable to retain the assets of the Hennessy Funds held through third-party intermediaries, our assets under management would be reduced. As a result, our revenues could decline and our business, results of operations, and financial condition could be materially adversely affected.

We depend on third-party investment professionals and the distribution channels they utilize to market the Hennessy Funds.

Our primary source of distribution of the Hennessy Funds is through intermediaries that include national, regional, and independent broker-dealers, financial planners, and registered investment advisors. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. These distribution intermediaries generally can terminate their relationships with us on short notice. Mergers and other corporate transactions among distributors also may affect our distribution relationships. Moreover, fiduciary regulations have led to significant shifts in distributors’ business models and more limited product offerings, and additional regulations could lead to further changes, potentially resulting in reduced distribution of certain of the Hennessy Funds. Our lack of access to these distribution channels could have a material adverse effect on our business because investment professionals may not distribute the Hennessy Funds if we are no longer participants on the platforms of firms that permit their investment professionals to utilize no-load funds for their investors. Either of these events could cause the net assets of the Hennessy Funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

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

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structures. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment advisory industry. To maintain our fee structures in a competitive environment, we must be able to provide our mutual fund investors with investment returns and service that will adequately compensate them for investing in our mutual funds with our current fee structures. We may not succeed in maintaining our current fee structures, and fee reductions on existing or future business could have a material adverse effect on our results of operations.

We may be required to forego all or a portion of our fees under our investment advisory agreements with the Hennessy Funds.

On an annual basis, the Funds’ Board of Trustees must assess the reasonableness of our investment advisory fees. We regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees at our discretion to compete with other mutual funds with lower expense ratios (although in the past we have only waived fees based on contractual obligations). Any waiver of or reduction in fees would cause our revenues to decline and could adversely affect our business, results of operations, and financial condition. Any fee waiver would only apply on a going-forward basis.

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

As of the end of fiscal year 2019, the gross amount outstanding under our loan agreement with U.S. Bank National Association (“U.S. Bank”) was $17.5 million. The loan agreement contains a number of covenants that collectively impose operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The loan agreement also sets forth a number of events that, if they occur, would constitute events of default, such as a failure by us to comply with the covenants in the loan agreement or the termination or non-renewal of one or more of our investment advisory agreements if such termination or non-renewal would reasonably be expected to have a material adverse effect on us. The occurrence of an event of default would give U.S. Bank the right to declare our borrowings, together with accrued and unpaid interest, to be immediately due and payable. In addition, U.S. Bank would have the right to proceed against the collateral we granted to it, which consists of substantially all of our assets. If the debt under our loan agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations, and financial condition.

An increase in our borrowing costs may adversely affect our earnings and liquidity, and changes to LIBOR could affect interest rates under our existing loan agreement.

Under our loan agreement with U.S. Bank, our effective interest rate as of the end of fiscal year 2019 is 4.350%. Because the interest payable is a floating rate, the interest expense we incur varies with changes in the applicable reference rate. As a result, an increase in short-term interest rates would increase our interest costs and could adversely affect our liquidity. Failure to maintain adequate liquidity could lead to unanticipated costs and force us to revise our strategic and business initiatives, materially adversely affecting our business, results of operations, and financial condition.

Further, we currently use a one-month LIBOR rate contract as the reference rate to calculate interest rates payable under our loan agreement with U.S. Bank (see further discussion in Note 7 under Item 8, “Financial Statements and Supplementary Data”). In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our loan agreement is our most significant exposure to LIBOR, and we have amended our loan agreement to address the possible LIBOR changes.

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

The investment management contracts that we have purchased, a $80.6 million asset on the balance sheet as of the end of fiscal year 2019, are considered an intangible asset with an indefinite useful life. Management reviews the classification of the asset as an asset with an “indefinite life” each reporting period. If our purchased investment management contracts are ever classified as an asset with a definite life, we would begin amortizing such agreements over their remaining useful life. If the contracts continue to be classified as an indefinite life asset, we will continue to review the carrying value to determine if any impairment has occurred. The impairment analysis has been based on anticipated future cash flows, which are calculated based on assets under management. Although the contracts are not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the contracts. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We pursue strategic asset purchases as part of our regular business strategy, and such acquisitions involve inherent risks that could adversely affect our operating results and financial condition and potentially dilute the holdings of current shareholders.

As part of our regular business strategy, we pursue strategic purchases of the assets related to the management of additional mutual funds. This strategy is accompanied by risks including, among others, the possibility of the following:

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

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. One such law is the California Consumer Privacy Act of 2018, which takes effect in 2020. Enactment of new privacy laws or regulations could, among other things, result in additional costs of compliance or litigation. In addition, while we strive to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations, and financial condition.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. According to a recent annual report to Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions. Addressing such claims could generate significant expenses and take up significant management time, even if such claims are frivolous or non-meritorious.

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

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933, as amended, the Exchange Act, the Investment Company Act of 1940, the Investment Advisers Act of 1940, and various other statutes. The regulations we are subject to are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws and regulations, the mutual fund industry has undergone increased scrutiny by the SEC and state regulators for the past several years, resulting in numerous enforcement actions, sweep examinations, and new rules and rule proposals. These actions have increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new rules, regulations, or legislation require us to spend more time, hire additional personnel, or buy new technology to comply with these rules, regulations, and laws. Any changes in rules, regulations, and laws could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. In addition to securities regulations, our business also may be materially adversely affected by other types of regulations and policies. For example, the amount of net assets in the Hennessy Funds in a given time period could be affected by existing and proposed tax legislation or the interest rate policies of the Federal Reserve Board. Additionally, in the past we have been affected by legislation such as the U.S. Department of Labor fiduciary rule, which significantly expanded the class of advisers and the scope of investment advice that are subject to fiduciary standards, causing financial advisers and broker-dealers to make significant operational changes, including, in some cases, to remove one or more of the Hennessy Funds from their platforms. While the U.S. Court of Appeals for the Fifth Circuit issued a mandate vacating the fiduciary rule in its entirety in June 2018, many companies had already implemented a number of business and compliance initiatives in order to change their distribution methods and operations in response to the rule.

Additionally, on June 5, 2019, the SEC adopted Regulation Best Interest (“Regulation BI”), which establishes a standard of conduct applicable to broker-dealers (including natural persons who are associated persons of a broker-dealer) when making recommendations to retail customers with respect to any securities transaction, investment strategy involving securities, or the opening of an account. Specifically, Regulation BI requires a broker-dealer or associated person to act in the retail customer’s best interest and not place the broker-dealer’s or associated person’s own interests ahead of the retail customer’s interests. Regulation

BI may cause broker-dealers and associated persons to make significant operational changes, which may include removing one or more of the Hennessy Funds from their platforms. This could result in a decrease in purchases of shares or an increase in redemptions of shares of the Hennessy Funds, either of which could have a material adverse effect on our business, results of operations, and financial condition.

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

The enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) resulted in fundamental changes to U.S. tax law that affected, and will continue to affect, our business operations and the Hennessy Funds’ investment activities. In addition, other changes to U.S. tax law could be enacted in the future that could have a material adverse effect on our business, results of operations, and financial condition.

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

Our investment advisory agreements require us to adhere to the investment policies and strategies of the Hennessy Funds; any failure to comply with such requirements could result in claims, losses, or regulatory sanctions.

Our investment advisory agreements with the Hennessy Funds contain contractual provisions that require us to comply with the investment policies and strategies of the Hennessy Funds when we provide our investment advisory services. We are also required to comply with numerous investment, asset valuation, distribution, and tax requirements under applicable law and regulations. Any allegation of a failure to adhere to these requirements could result in investor claims, reputational damage, withdrawal of assets, and potential regulatory sanctions, any of which could negatively impact our revenues and earnings. We have implemented procedures and utilize the services of experienced administrators, accountants, and lawyers to assist in satisfying these requirements, but there can be no assurance that these precautions will protect us from potential liabilities.

Failure to establish adequate controls and risk management policies, as well as circumvention of established controls and policies by employees, could harm us by impairing our ability to attract and retain investors in the Hennessy Funds and by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to attracting and retaining investors in the Hennessy Funds. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest, or other misconduct by individuals in the financial services industry. We have extensive controls and risk management policies to monitor and manage risks, but we cannot be certain that such controls and policies will successfully identify and manage internal and external risks. Further, although we strive to conduct our business in accordance with the highest ethical standards and emphasize the importance of doing so to our employees, there is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in, or be accused of engaging in, illegal or suspicious activity (such as improper trading, disclosure of confidential information, or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, and ability to maintain and grow the number of investors in the Hennessy Funds.

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

We have consistently paid dividends each year since 2005. The declaration, amount, and payment of dividends to our shareholders by us are subject to the discretion of our Board of Directors. Our Board of Directors will take into account general economic and business conditions, our strategic plans, our financial results and condition, any contractual, legal, and regulatory restrictions on our payment of dividends, and such other factors as our Board of Directors deem relevant to determining whether to declare dividends and the amount of such dividends.

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

Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have been successful in generating sufficient cash in the past, we may not be successful in the future. We may need to raise additional capital to fund new business initiatives or refinance existing debt, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates, and credit spreads. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

We have a limited number of shareholders, and a large percentage of our common stock is held by an even smaller number of shareholders. If our larger shareholders were to decide to liquidate their ownership positions, it could cause significant fluctuations in the share price of our common stock. Public companies like us that have limited numbers of shareholders often experience limited trading volume in their securities.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. We also lease office space in Austin, Boston, and Chapel Hill. We consider these arrangements to be suitable and adequate for the management and operations of our business. We do not own any real property.

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

As of the end of fiscal year 2019, we had 122 holders of record of our common stock. In addition to the 122 holders of record, there are 47 brokerage firm accounts that represent 1,605 additional individual shareholders for a total of 1,727 shareholders.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We purchased shares pursuant to our stock buyback program and purchased shares underlying vested restricted stock units (“RSUs”) from employees to provide withholding and tax payments on behalf of our employees. The stock repurchases are presented in the following table for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	—	—	—	940,519
August 1-31, 2019 (1)	24,769	9.55	24,769	915,750
September 1-30, 2019 (1)	48,486	10.26	48,486	867,264
September 1-30, 2019 (2)	34,939	10.35	—	867,264

Total	108,194	10.13	73,255	867,264

(1)

All of the shares repurchased in August 2019 and 48,486 of the shares repurchased in September 2019 were purchased pursuant to our stock buyback program, which was announced in August 2010. We are authorized to purchase a maximum of 1,500,000 shares under the stock buyback program. The program has no expiration date. Of the amounts repurchased, 21,500 were purchased in privately negotiated transactions and 51,755 were purchased in open market transactions.

(2)	The share repurchases related to RSUs were not completed pursuant to a plan or program and are therefore not subject to a maximum per a plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek,” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at which, or means by which, such performance or results will be achieved.

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and financial conditions, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while current domestic economic conditions are relatively stable, further increases in short-term interest rates, policy changes by the administration in Washington, D.C., and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in Item 1A, “Risk Factors.” All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

OVERVIEW

Our primary business activity is providing investment advisory services to a family of open-end mutual funds branded as the Hennessy Funds. We manage 10 of the 16 Hennessy Funds internally. For the remaining six funds, we have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors. Our secondary business activity is providing shareholder services to shareholders of each Hennessy Fund.

We derive our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each Hennessy Fund. The percentage amount of the investment advisory fees varies from fund to fund. The percentage amount of the shareholder service fees is consistent across all funds, but shareholder service fees are charged on Investor Class shares only. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each Hennessy Fund, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

U.S. equities had positive performance for the 12 months ended September 30, 2019, with the S&P 500® Index returning 4.25% and the Dow Jones Industrial Average returning 4.21% for the period (on a total return basis). During the recent quarter ended September 30, 2019, equity prices continued their advance with the S&P 500® Index up 1.70% and the Dow Jones Industrial Average up 1.8%. Investors appeared to shrug off global growth concerns, heightened geopolitical risk in the Middle East, and persistent tension around U.S./China trade negotiations. The U.S. economy continued to post positive GDP growth, gains in employment, and wage growth. Perhaps more importantly, the market seems to believe that the Federal Reserve may lower interest rates again later this year, which should be supportive of equity prices.

Long-term U.S. bonds rallied strongly during the 12 months ended September 30, 2019, as inflation remained benign and below the Federal Reserve’s target of 2%. The unemployment rate in the United States remained low at 3.5% with strong growth in average hourly earnings of 2.9% in September 2019 compared to the year prior.

The Japanese equity market fell 5.77% (in U.S. dollar terms) over the 12 months ended September 30, 2019, as measured by the Tokyo Stock Price Index. Despite strong earnings growth, a more progressive corporate governance environment, and impressive gains in corporate productivity, investors appear more focused on the uncertainty around a U.S./China trade deal.

We strive to provide positive returns for investors in the Hennessy Funds over market cycles. Seven of the Hennessy Funds achieved positive returns for the one-year period ended September 30, 2019, and 14 of the 16 Hennessy Funds achieved positive annualized returns for each of the three-year, five-year, and ten-year periods ended September 30, 2019.

To help drive inflows into the Hennessy Funds, we maintain a marketing database of over 100,000 financial advisors in addition to retail investors. We employ robust marketing and sales efforts consisting of content, digital, and traditional marketing initiatives and proactive phone and in-person meetings. In addition, we maintain an aggressive annual public relations campaign, which has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to nearly 250,000 mutual fund accounts nationwide comprising shareholders who employ financial advisors to assist them with investing and retail shareholders who invest directly with us. We serve approximately 18,500 financial advisors who utilize the Hennessy Funds on behalf of their clients. Approximately one in five of those advisors owns two or more Hennessy Funds, demonstrating strong brand loyalty.

Total assets under management as of the end of fiscal year 2019 was $4.9 billion, a decrease of $1.3 billion, or 21.4%, compared to the end of fiscal year 2018. The decrease in total assets during fiscal year 2019 was attributable to net outflows from the Hennessy Funds, partially offset by market appreciation and the purchase of the assets related to the management of the BP Funds.

The following table illustrates the changes in our assets under management over the past three years:

	Fiscal Years Ended September 30,
	2019	2018	2017
	(In thousands)
Beginning assets under management	$6,197,617	$6,612,812	$6,698,519
Acquisition inflows	194,948	374,361	—
Organic inflows	825,541	1,193,270	1,150,462
Redemptions	(2,374,734)	(2,376,180)	(2,093,315)
Market appreciation	30,467	393,354	857,146

Ending assets under management	$4,873,839	$6,197,617	$6,612,812

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of the end of fiscal year 2019, this asset had a net balance of $80.6 million compared to $78.2 million as of the end of fiscal year 2018. The increase was due to the purchase of the assets related to the management of the BP Funds.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of the assets related to the management of mutual funds and the repurchase of 1,500,000 shares of our common stock pursuant to the completion of our self-tender offer in September 2015. As of the end of fiscal year 2019, this liability had a gross balance of $17.5 million ($17.4 million net of reclassified debt issuance costs of $0.12 million, further discussed in Note 7 under Item 8, “Financial Statements and Supplementary Data”), compared to $21.9 million ($21.7 million net of reclassified debt issuance costs of $0.15 million) as of the end of fiscal year 2018. The decrease was the result of making monthly loan payments on our bank debt.

2017 CORPORATE TAX REFORM

On December 22, 2017, during our first fiscal quarter of 2018, the 2017 Tax Act was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Although the 2017 Tax Act did not become effective until January 1, 2018, the start of our second fiscal quarter of 2018, we were required to recognize a reasonable estimate of the effect of the reduced federal corporate income tax rate on our deferred tax liability in the period of enactment. As a result, we recorded a one-time non-cash benefit to income tax expense of approximately $4 million, or $0.54 in diluted earnings per share, during our first fiscal quarter of 2018. We were also able to blend in the reduced federal corporate income tax rate beginning January 1, 2018, and received the full benefit of the reduced rate beginning October 1, 2018.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2019		2018
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$39,357	92.1%	$50,235	92.0%
Shareholder service fees	3,358	7.9	4,355	8.0

Total revenue	42,715	100.0	54,590	100.0

Operating expenses:
Compensation and benefits	10,933	25.6	13,035	23.9
General and administrative	5,796	13.6	5,864	10.7
Mutual fund distribution	512	1.2	524	1.0
Sub-advisory fees	9,228	21.6	10,461	19.2
Depreciation	225	0.5	231	0.4

Total operating expenses	26,694	62.5	30,115	55.2

Operating income	16,021	37.5	24,475	44.8
Interest expense	1,084	2.5	1,227	2.2
Other income	(338)	(0.8)	(145)	(0.3)

Income before income tax expense	15,275	35.8	23,393	42.9
Income tax expense	4,244	10.0	2,778	5.1

Net income	$11,031	25.8%	$20,615	37.8%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2019 to fiscal year 2018, total revenue decreased by 21.8%, from $54.6 million to $42.7 million, investment advisory fees decreased by 21.7%, from $50.2 million to $39.4 million, and shareholder service fees decreased by 22.9%, from $4.4 million to $3.4 million.

The decrease in investment advisory fees was mainly due to decreased average daily net assets of the Hennessy Funds.

The decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a service fee.

We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. The Hennessy Fund with the largest average daily net assets for fiscal year 2019 was the Hennessy Focus Fund, with $1.9 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for fiscal year 2019 was the Hennessy Gas Utility Fund, with $0.9 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of the end of fiscal year 2019 was $4.9 billion, a decrease of $1.3 billion, or 21.4%, compared to the end of fiscal year 2018. The decrease was attributable to aggregate net outflows from the Hennessy Funds, partially offset by market appreciation and the purchase of the assets related to the management of the BP Funds.

The Hennessy Funds, like many actively managed U.S. mutual funds, experienced net outflows this year. However, one fund had net inflows for fiscal year 2019 as follows:

Largest Net Inflows
Fund Name	Net Inflows
Hennessy Japan Fund	$146 million

The Hennessy Funds with the three largest amounts of net outflows for fiscal year 2019 were as follows:

Largest Net Outflows
Fund Name	Net Outflows
Hennessy Focus Fund	$(768) million
Hennessy Mid Cap 30 Fund	$(390) million
Hennessy Gas Utility Fund	$(192) million

Redemptions as a percentage of assets under management increased from an average of 3.0% per month during fiscal year 2018 to an average of 3.7% per month during fiscal year 2019.

Operating Expenses

Comparing fiscal year 2018 to fiscal year 2019, total operating expenses decreased by 11.4%, from $30.1 million to $26.7 million. Although the dollar value of operating expenses decreased, as a percentage of total revenue, operating expenses increased 7.3 percentage points to 62.5%. The dollar value decrease was due to decreases in all expense categories.

Compensation and Benefits Expense: Comparing fiscal year 2018 to fiscal year 2019, compensation and benefits expense decreased by 16.1%, from $13.0 million to $10.9 million. Although the dollar value of compensation and benefits expense decreased, as a percentage of total revenue, compensation and benefits expense increased 1.7 percentage points to 25.6%. The dollar value decrease was due primarily to a decrease in incentive-based compensation.

General and Administrative Expense: Comparing fiscal year 2018 to fiscal year 2019, general and administrative expense decreased by 1.2%, from $5.9 million to $5.8 million. Although the dollar value of general and administrative expense decreased, as a percentage of total revenue, general and administrative expense increased 2.9 percentage points to 13.6%. The dollar value decrease resulted primarily from decreased professional service fees and business development-related expenses.

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

Comparing fiscal year 2018 to fiscal year 2019, mutual fund distribution expense decreased by 2.3%, from $0.52 million to $0.51 million. Although the dollar value of mutual fund distribution expense decreased, as a percentage of total revenue, mutual fund distribution expense increased 0.2 percentage points to 1.2%. The dollar value decrease was due to lower average daily net assets held by financial institutions.

Sub-Advisory Fees Expense: Comparing fiscal year 2018 to fiscal year 2019, sub-advisory fees expense decreased by 11.8%, from $10.5 million to $9.2 million. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 2.4 percentage points to 21.6%. The dollar value decrease resulted from decreased average daily net assets of the sub-advised Hennessy Funds, partially offset by fee increases resulting from the amendment to the sub-advisory agreement for the Japan Fund and the Japan Small Cap Fund that became effective February 28, 2018, and the new sub-advisory relationship with BP Capital for the BP Funds that became effective October 26, 2018.

Depreciation Expense: Comparing fiscal year 2018 to fiscal year 2019, depreciation expense remained the same at $0.23 million. Although the dollar value of depreciation expense remained the same, as a percentage of total revenue, depreciation expense increased 0.1 percentage points to 0.5%.

Interest Expense

Comparing fiscal year 2018 to fiscal year 2019, interest expense decreased by 11.7%, from $1.2 million to $1.1 million. The decrease was due primarily to a decrease in our principal loan balance.

Income Tax Expense

Comparing fiscal year 2018 to fiscal year 2019, income tax expense increased by 52.8%, from $2.8 million to $4.2 million and our effective income tax rate increased 133.6%, from 11.9% to 27.8%. These increases reflect the significant impact of the 2017 Tax Act on our income tax expense and effective income tax rate for fiscal year 2018. During fiscal year 2018, the 2017 Tax Act required us to record a one-time non-cash benefit to income tax expense for the accounting remeasurement of our deferred tax liability based on the reduced federal corporate income tax rate. The resulting income tax expense was reduced by approximately $4 million. Excluding the impact of this one-time benefit, our income tax expense would have decreased for fiscal year 2019 compared to fiscal year 2018, due primarily to the decrease in our net operating income and secondarily to the decrease in the federal corporate income tax rate. Our effective income tax rate also would have decreased if the impact of the one-time benefit were excluded because we only benefited from the reduced federal income tax rate, which was effective January 1, 2018, for nine of the 12 months in fiscal year 2018.

Net Income

Comparing fiscal year 2018 to fiscal year 2019, net income decreased by 46.5%, from $20.6 million to $11.0 million, due primarily to the decrease in our net operating income and secondarily as a result of the increase in income tax expense discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have, and have not had, any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2019 will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of the end of fiscal year 2019 was $4.9 billion, a decrease of $1.3 billion, or 21.4%, from the end of fiscal year 2018. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2019 was $5.2 billion. As of the end of fiscal year 2019, we had cash and cash equivalents of $24.7 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$14,392	$21,531
Net cash used in investing activities	(1,974)	(3,895)
Net cash used in financing activities	(13,126)	(7,941)

Net (decrease) increase in cash and cash equivalents	$(708)	$9,695

The decrease in cash provided by operating activities of $7.1 million from fiscal year 2018 compared to fiscal year 2019 was due mainly to decreased operating income.

The decrease in cash used for investing activities of $1.9 million was due to the purchase of the assets related to the management of the Rainier Funds in fiscal year 2018, which was larger than the purchase of the assets related to the management of the BP Funds in fiscal year 2019.

The increase in cash used for financing activities of $5.2 million from fiscal year 2018 compared to fiscal year 2019 was due to shares repurchased in May, August, and September 2019 under our stock buyback program, as well as an increased dividend rate.

Dividend Payments. We have consistently paid dividends each year since 2005. During fiscal year 2019, our Board of Directors increased the quarterly dividend rate twice, (i) from $0.10 per share to $0.11 per share in October 2018 and (ii) from $0.11 per share to $0.1375 per share in August 2019. Dividend payments for fiscal year 2019 totaled $3.6 million.

During fiscal year 2018, our Board of Directors increased the quarterly dividend rate from $0.075 per share to $0.10 per share in January 2018. Dividend payments for fiscal year 2018 totaled $2.9 million.

Our Bank Loan. We have an outstanding term loan agreement with U.S. Bank. The term loan agreement requires monthly payments of $364,583 plus interest calculated based on one of the following, at our option:

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

We currently use a one-month LIBOR rate contract, which must be renewed monthly. As of the end of fiscal year 2019, the effective rate was 4.350%, which comprised the LIBOR rate of 2.10% as of September 1, 2019, plus a margin of 2.25% based on our ratio of consolidated debt to consolidated EBITDA as of June 30, 2019. We intend to continue renewing the LIBOR rate contract on a monthly basis as long as it remains the most favorable option. We have amended the term loan agreement to address possible LIBOR changes (see further discussion in Item 1A, “Risk Factors”).

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal of $5.8 million plus accrued interest is due May 9, 2022. As of the end of fiscal year 2019, we had $17.5 million outstanding under our term loan agreement ($17.4 million net of debt issuance costs).

Our term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants for fiscal year 2019.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. Described below are the accounting policies that we believe are most critical to understanding our results of operations and financial position.

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting investors in purchases, sales, distribution, and customer service. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with Financial Accounting Standards Board (“FASB”) guidance on revenue recognition, we recognize fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” as amended. Pursuant to ASU No. 2012-02, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2019 as the more-likely-than-not threshold was met as of the end of fiscal year 2019.

The costs related to our purchase of the assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an “intangible asset” per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset, totaling $80.6 million as of the end of fiscal year 2019.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” In addition, the FASB issued related revenue recognition guidance in five ASUs: principal versus agent considerations (ASU 2016-08), identifying performance obligations and licensing (ASU 2016-10), a revision of certain SEC staff observer comments (ASU 2016-11), implementation guidance (ASU 2016-12), and technical corrections and improvements (ASU 2016-20). ASU 2014-09 is a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP, provides enhancements to the quality and consistency of how revenue is reported, and improves comparability in financial statements presented under GAAP and International Financial Reporting Standards. This new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 (our fiscal year 2019). The adoption of this update did not have a material impact on our financial condition, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as amended in July 2018 by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition on the statement of income. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020). We are currently evaluating the impact of these updates and anticipate the recognition of additional assets and corresponding liabilities relating to these leases on our balance sheet, but do not expect the adjustments to be material assuming no changes in lease activity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update eliminates a step from impairment testing to simplify the process, particularly for entities with a zero or negative carrying amount for an intangible asset, and is effective for annual reporting periods beginning after December 15, 2019 (our fiscal year 2021). The adoption of this update is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which allows companies to account for nonemployee awards in the same manner as employee awards. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods (our fiscal year 2019). The adoption of this update did not have a material impact on our financial condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This update eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. It is effective for fiscal years beginning after December 15, 2019 (our fiscal year 2021), with early adoption permitted for any eliminated or modified disclosures. We are currently evaluating the impact of adopting this update, but do not expect it to have a material impact on our financial condition, results of operations, cash flows, or related disclosures.

There have been no other significant changes to our critical accounting policies and estimates during fiscal year 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Hennessy Advisors, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2019 and 2018, and the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, CA
December 3, 2019

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$24,687	$25,395
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	3,291	4,259
Prepaid expenses	633	668
Other accounts receivable	392	413

Total current assets	29,012	30,744

Property and equipment, net of accumulated depreciation of $1,379 and $1,154, respectively	361	382
Management contracts	80,643	78,163
Other assets	192	191

Total assets	$110,208	$109,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and accounts payable	$5,538	$7,083
Accrued purchase consideration payable	710	—
Income taxes payable	672	558
Deferred rent	116	166
Current portion of long-term debt, net of debt issuance costs	4,327	4,228

Total current liabilities	11,363	12,035

Long-term debt, net of debt issuance costs and current portion	13,048	17,500
Deferred income tax liability, net	10,269	8,965

Total liabilities	34,680	38,500

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized:
7,527,040 shares issued and outstanding as of September 30, 2019, and 7,897,145 as of September 30, 2018	17,673	16,783
Retained earnings	57,855	54,197

Total stockholders’ equity	75,528	70,980

Total liabilities and stockholders’ equity	$110,208	$109,480

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2019	2018
Revenue:
Investment advisory fees	$39,357	$50,235
Shareholder service fees	3,358	4,355

Total revenue	42,715	54,590

Operating expenses:
Compensation and benefits	10,933	13,035
General and administrative	5,796	5,864
Mutual fund distribution	512	524
Sub-advisory fees	9,228	10,461
Depreciation	225	231

Total operating expenses	26,694	30,115

Net operating income	16,021	24,475
Interest expense	1,084	1,227
Other income	(338)	(145)

Income before income tax expense	15,275	23,393
Income tax expense	4,244	2,778

Net income	$11,031	$20,615

Earnings per share:
Basic	$1.42	$2.64

Diluted	$1.42	$2.61

Weighted average shares outstanding:
Basic	7,757,785	7,808,421

Diluted	7,771,561	7,890,758

Cash dividends declared per share	$0.47	$0.39

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2019 and 2018

(In thousands, except share data)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2017	7,776,563	$14,943	$36,587	$51,530
Net income	—	—	20,615	20,615
Dividends paid	—	—	(2,928)	(2,928)
Employee and director restricted stock vested	161,501	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(44,507)	(583)	(77)	(660)
Shares issued for auto-investments pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	873	16	—	16
Shares issued for dividend reinvestment pursuant to the 2015 and 2018 Dividend Reinvestment and Stock Purchase Plans	2,715	45	—	45
Stock-based compensation	—	2,413	—	2,413
Employee restricted stock forfeiture	—	(51)	—	(51)

Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980
Net income	—	—	11,031	11,031
Dividends paid	—	—	(3,598)	(3,598)
Employee and director restricted stock vested	155,844	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(37,621)	(393)	(5)	(398)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,881	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	5,738	59	—	59
Shares repurchased pursuant to a stock buyback program	(495,947)	(980)	(3,770)	(4,750)
Stock-based compensation	—	2,212	—	2,212
Employee restricted stock forfeiture	—	(28)	—	(28)

Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528

See accompanying notes to financial statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Years Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$11,031	$20,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	231
Deferred income taxes	1,304	(2,576)
Stock-based compensation	2,212	2,413
Unrealized gains on marketable securities	—	(1)
Interest expense associated with debt issuance cost	106	147
Employee restricted stock forfeiture	(28)	(51)
Change in operating assets and liabilities:
Investment fee income receivable	968	66
Prepaid expenses	35	946
Other accounts receivable	21	171
Other assets	(1)	(6)
Accrued liabilities and accounts payable	(1,545)	(270)
Income taxes payable	114	(118)
Deferred rent	(50)	(36)

Net cash provided by operating activities	14,392	21,531

Cash flows from investing activities:
Purchases of property and equipment	(204)	(360)
Payments related to management contracts	(1,770)	(3,535)

Net cash used in investing activities	(1,974)	(3,895)

Cash flows from financing activities:
Principal payments on bank loan	(4,375)	(4,375)
Payment of debt issuance costs on bank loan amendment	(84)	—
Deferred offering costs	—	(39)
Shares repurchased pursuant to stock buyback program	(4,750)	—
Restricted stock units repurchased for employee tax withholding	(398)	(660)
Proceeds from shares issued pursuant to the 2015 and 2018
Dividend Reinvestment and Stock Repurchase Plans	20	16
Dividend payments	(3,539)	(2,883)

Net cash used in financing activities	(13,126)	(7,941)

Net (decrease) increase in cash and cash equivalents	(708)	9,695
Cash and cash equivalents at the beginning of the period	25,395	15,700

Cash and cash equivalents at the end of the period	$24,687	$25,395

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,085	$4,443
Cash paid for interest	$999	$1,096
Purchase consideration payable (Note 14)	$710	$—

See accompanying notes to financial statements

Notes to Financial Statements

(1)	Organization and Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

Hennessy Advisors, Inc. (the “Company”) was founded on February 1, 1989, as a California corporation under the name Edward J. Hennessy, Incorporated. In 1990, the Company became a registered investment advisor, and on April 15, 2001, the Company changed its name to Hennessy Advisors, Inc.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy BP Energy Fund, the Hennessy BP Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services to shareholders of the Hennessy Funds.

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

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O, and cyber insurance coverage, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•	providing a quarterly compliance certification to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”); and

•

preparing or reviewing all materials for meetings of the Funds’ Board of Trustees, presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining an “800” number that the current investors in the Hennessy Funds may call to ask questions about the funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 – Revenue Recognition.

The Company currently waives a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund, the Hennessy BP Midstream Fund, and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as an offset to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would only apply on a going-forward basis.

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

(c)	Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of the end of fiscal years 2019 and 2018. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2019 and 2018 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of purchased management contracts is estimated at the cost of the purchase. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(d)	Investments

Investments in highly liquid financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long-term investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of less than $1,000 per year were recognized in operations for fiscal years 2019 and 2018.

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

(f)	Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of the end of fiscal years 2019 and 2018.

Under Accounting Standards Codification 350 – Intangibles – Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the mutual fund management contracts to be intangible assets with an indefinite useful life and no impairment as of the end of fiscal year 2019.

The Company completed its most recent asset purchase on October 26, 2018, when it purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (together, the “BP Funds”). This asset purchase added nearly $200 million in assets under management. The purchase was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of July 10, 2018, between the Company and BP Capital Fund Advisors, LLC (“BP Capital”). Upon completion of the transaction, the assets related to the management of the BP Funds were reorganized into two new series of Hennessy Funds Trust called the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund, respectively. In connection with the transaction, BP Capital became the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

In accordance with the Transaction Agreement, the purchase price comprised two payments. The initial payment of $1.6 million was funded with available cash in connection with the closing and was based on the aggregate current net asset value of the BP Funds measured as of the close of business on October 25, 2018, the trading day immediately preceding the closing date of the transaction, plus $100,000. The second payment of $0.7 million was funded with available cash promptly following the one-year anniversary of the closing and was based on the aggregate current net asset value of the BP Funds measured as of the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date. We included the amount of the liability for the second payment in our fiscal year 2019 financial statements because it was measurable prior to the filing date of this Annual Report on Form 10-K.

(g)	Income Taxes

On December 22, 2017, during the Company’s first fiscal quarter of 2018, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted into law. Among other changes to various corporate income tax provisions within the existing Internal Revenue Code, the 2017 Tax Act reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Although the 2017 Tax Act did not become effective until January 1, 2018, the start of the Company’s second fiscal quarter of 2018, the Company was required to recognize a reasonable estimate of the effect of the reduced federal corporate income tax rate on its deferred tax liability in the period of enactment. As a result, the Company recorded a one-time non-cash benefit to income tax expense of approximately $4 million, or $0.54 in diluted earnings per share, during its first fiscal quarter of 2018. The Company was also able to blend in the reduced federal corporate income tax rate beginning January 1, 2018, and received the full benefit of the reduced rate beginning October 1, 2018.

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

The Company believes the positions taken on the tax returns are fully supported, but tax authorities may challenge these positions and they may not be fully sustained on examination by the relevant tax authorities. Accordingly, the income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgement and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the income tax provision and, therefore, could have a material impact on the Company’s income tax provision, net income, and cash flows. The accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of the Company’s domestic operations, including the allocation of income among different jurisdictions. For a further discussion on taxes, refer to Note 10 in this Item 8, “Financial Statements and Supplementary Data.”

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2018	2017	2016	2015	2014
United States	X	X	X	X	X
State Jurisdictions
California	X	X	X	X	X
Connecticut	X	X
District of Columbia	X	X	X
Florida	X	X
Georgia	X	X
Illinois	X	X	X	X
Iowa	X
Louisiana	X
Maryland	X	X	X
Massachusetts	X	X	X	X
Michigan	X	X	X
Minnesota	X	X	X
New Hampshire	X	X	X	X
New York	X	X	X
North Carolina	X	X	X	X
Oregon	X
Pennsylvania	X
Texas	X	X	X
Wisconsin	X	X

Total State Jurisdictions	19	15	11	5	1

For state tax jurisdictions with unfiled tax returns, the statute of limitations will remain open indefinitely.

(h)	Earnings per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock units (“RSUs”).

For fiscal years 2019 and 2018, the Company excluded 184,871 and 0 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of vested RSUs.

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

The compensation committee of the Company’s Board of Directors has the authority to determine the awards granted under the Omnibus Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option, and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Omnibus Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option that is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a 10% or more shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within 10 years from the date of adoption of the Omnibus Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of his or her options in cash, shares of common stock, or any combination thereof.

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

All compensation costs related to RSUs vested during fiscal years 2019 and 2018 have been recognized in the financial statements.

The Company has available up to 3,763,520 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.

A summary of RSU activity is as follows:

	Fiscal Years Ended September 30, September 30, 2019 and 2018
	2019		2018
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of year	324,771	$15.43	358,291	$16.48
Granted	134,625	8.57	127,825	13.03
Vested (1)	(136,277)	(16.02)	(149,978)	(15.75)
Forfeited	(9,450)	(15.68)	(11,367)	(16.62)

Non-vested balance at end of year	313,669	$12.22	324,771	$15.43

(1)

The Company issued 118,223 net shares of common stock for vested RSUs. The remainder of the vested RSUs relate to partially vested RSUs. While the Company already has recognized the compensation expense related to these partially vested RSUs, it has not yet issued to employees the shares of common stock represented by such partially vested RSUs.

Additional information related to RSUs is as follows:

September 30,
2019
(In thousands, except years)
Total expected compensation expense for RSUs	$14,961
Recognized compensation expense for RSUs	(11,128)

Unrecognized compensation expense for RSUS	$3,833

Weighted average remaining period to expense for RSUs	3.0

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 7,619 and 3,588 shares of common stock in fiscal years 2019 and 2018, respectively. The maximum number of shares that may be issued under the DRSPP is 1,550,000 shares, of which 1,539,344 shares remain available for issuance.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company repurchased 495,947 shares of its common stock pursuant to the stock buyback program during fiscal year 2019. After the repurchases in fiscal year 2019 and aggregate repurchases of 136,789 shares in 2010, a total of 867,264 shares remains available for repurchase under the stock buyback program.

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

(2)	Fair Value Measurements

The Company applies Accounting Standards Codification 820 – Fair Value Measurement for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three levels that prioritize the inputs to the valuation techniques used to measure fair value:

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to 3 hierarchies:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,816	$—	$—	$21,816
Mutual fund investments	9	—	—	9

Total	$21,825	$—	$—	$21,825

Amounts included in:
Cash and cash equivalents	$21,816	$—	$—	$21,816
Investments in marketable securities	9	—	—	9

Total	$21,825	$—	$—	$21,825

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$22,978	$—	$—	$22,978
Mutual fund investments	9	—	—	9

Total	$22,987	$—	$—	$22,987

Amounts included in:
Cash and cash equivalents	$22,978	$—	$—	$22,978
Investments in marketable securities	9	—	—	9

Total	$22,987	$—	$—	$22,987

There were no transfers between levels during either of such fiscal years.

(3)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(In thousands)
2019
Mutual fund investments	$4	$22	$(17)	$9

Total	4	22	(17)	9

2018
Mutual fund investments	$4	$20	$(15)	$9

Total	4	20	(15)	9

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(4)	Property and Equipment

The following table summarizes the Company’s property and equipment balances:

	September 30,
	2019	2018
	(In thousands)
Equipment	$493	$393
Leasehold improvements	154	154
Furniture and fixtures	391	385
IT infrastructure	71	66
Software	631	538

Property and equipment, gross	1,740	1,536
Accumulated depreciation	(1,379)	(1,154)

Property and equipment, net	$361	$382

During fiscal years 2019 and 2018, depreciation expense was $0.225 million and $0.231 million, respectively.

(5)	Management Contracts

The costs related to the Company’s purchase of the assets related to management contracts are capitalized as incurred. The management contract asset was $80.6 million as of the end of fiscal year 2019 compared to $78.2 million at the end of fiscal year 2018. The costs are defined as an “intangible asset” per Accounting Standards Codification 350 – Intangibles – Goodwill and Other. The management contract purchase costs include legal fees, shareholder vote fees and percent of asset costs to purchase the assets related to management contracts.

(6)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust, under which it provides investment advisory services to all classes of the family of Hennessy Funds.

The investment advisory agreements must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) the vote of a majority of the disinterested trustees. If the investment advisory agreements are not renewed annually as described above, they terminate automatically. There are two additional circumstances in which the investment advisory agreements would terminate. First, an investment advisory agreement automatically terminates if the Company assigns it to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, either the applicable Hennessy Fund or the Company may terminate an investment advisory agreement by providing notice to the other party 60 days prior to the expiration of such agreement.

As provided in the investment advisory agreements with each Hennessy Fund, the Company receives monthly investment advisory fees calculated as a percentage of such fund’s average daily net assets.

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy BP Energy Fund, the Hennessy BP Midstream Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and reinvestment of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision, and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually in the same manner as, and are subject to the same termination provisions as, the investment advisory agreements.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisory fees to the sub-advisors based on the amount of each applicable Hennessy Fund’s average daily net assets.

(7)	Bank Loan

The Company has an outstanding term loan agreement with U.S. Bank National Association (“U.S. Bank”). The term loan agreement requires monthly payments of $364,583 plus interest calculated based on one of the following, at the Company’s option:

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

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of the end of fiscal year 2019, the effective rate was 4.350%, which comprised the one-month LIBOR rate of 2.100% as of September 1, 2019, plus a margin of 2.25% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of June 30, 2019. The Company intends to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option. The Company has amended the term loan agreement to address possible LIBOR changes (see further discussion in Item 1A, “Risk Factors”).

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal and interest is due May 9, 2022. As of the end of fiscal year 2019, the principal amount outstanding under the term loan agreement was $17.5 million, maturing as follows:

(In thousands)
Fiscal year 2020	4,375
Fiscal year 2021	4,375
Fiscal year 2022	8,750

Total	$17,500

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance with its loan covenants for fiscal years 2019 and 2018.

During the current fiscal year, the Company evaluated its debt on the amendment date of May 9, 2019, as on prior amendment dates, and determined the resulting discounted cash flows were not “substantially different” from the original loan per the conditions set forth in Accounting Standards Codification 470-50 – Debt; Modifications and Extinguishments. Furthermore, due to the variable nature of the interest rate, this feature of the loan was examined for potential bifurcation as an embedded derivative, and it was determined that the feature does not require bifurcation from the host contract.

In connection with securing the financings discussed above, the Company incurred $0.49 million in loan costs ($0.34 million of which has been expensed in previous years). The balance of $0.15 million is being amortized on a straight-line basis, which approximates the effective interest basis, over the 36 months beginning May 2019. Amortization expense during fiscal years 2019 and 2018 was $0.11 million and $0.15 million, respectively. The unamortized balance of the loan fees was $0.12 million as of the end of fiscal year 2019.

In accordance with Accounting Standards Update (“ASU”) No. 2015-03, the amortization expense of the debt issuance cost is included in interest expense, and the prior period has been reclassified for consistency.

(8)	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Boston, and Chapel Hill. Certain leases provide for renewal options. The annual minimum future rental commitments under the Company’s operating leases are as follows:

(In thousands)
Fiscal year 2020	473
Fiscal year 2021	299

Total	$772

(9)	Retirement Plan

The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.19 million and $0.19 million in fiscal years 2019 and 2018, respectively. To be eligible for the discretionary profit-sharing contribution, an employee must have completed a minimum of six consecutive months of service with 80 hours of service in each month.

(10)	Income Taxes

As of the end of fiscal years 2019 and 2018, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions increased from $0.35 million to $0.60 million, of which $0.13 million would decrease the Company’s effective income tax rate if the tax benefits were recognized.

The Company’s net liability for accrued interest and penalties was $0.23 million as of the end of fiscal year 2019. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

The Company’s income tax expense was as follows:

	Fiscal Years Ended September 30,
	2019	2018
	(In thousands)
Current:
Federal	$2,216	$4,420
State	724	935

	2,940	5,355

Deferred:
Federal	1,049	(3,150)
State	255	573

	1,304	(2,577)

Total	$4,244	$2,778

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2019	2018
Federal statutory income tax rate	21.0%	24.5%
State income taxes, net of federal benefit	3.9	3.6
Permanent and other differences	0.2	0.1
Adjustment to beginning deferred taxes	0.4	-16.7
Uncertain tax position allowance	1.9	—
Amendment of prior period tax return	(1.3)	—
Stock-based compensation	1.3	0.1
Other	0.4	0.3

Effective income tax rate	27.8%	11.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2019	2018
	(In thousands)
Current deferred tax assets:
Accrued compensation	$81	$77
Stock Compensation	14	75
State taxes	200	212
Capital loss carryforward	7	7

Gross deferred tax assets	302	371
Less: disallowed capital loss	(7)	(7)

Net deferred tax assets	295	364
Noncurrent deferred tax liabilities:
Property and equipment	(42)	(39)
Management contracts	(10,522)	(9,290)

Total deferred tax liabilities	(10,564)	(9,329)

Net deferred tax liabilities	$(10,269)	$(8,965)

(11)	Earnings per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2019	2018
Weighted average common stock outstanding, basic	7,757,785	7,808,421
Dilutive impact of RSUs	13,776	82,337

Weighted average common stock outstanding, diluted	7,771,561	7,890,758

For fiscal years 2019 and 2018, the Company excluded 184,871 and 0 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of vested RSUs.

(12)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2019, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $2.6 million. In addition, total cash and cash equivalents include $21.7 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(13)	Recently Issued and Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” In addition, the FASB issued related revenue recognition guidance in five ASUs: principal versus agent considerations (ASU 2016-08), identifying performance obligations and licensing (ASU 2016-10), a revision of certain SEC staff observer comments (ASU 2016-11), implementation guidance (ASU 2016-12), and technical corrections and improvements (ASU 2016-20). ASU 2014-09 is a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP, provides enhancements to the quality and consistency of how revenue is reported, and improves comparability in financial statements presented under GAAP and International Financial Reporting Standards. This new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2017 (the Company’s fiscal year 2019). The adoption of this update did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as amended in July 2018 by ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition on the statement of income. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year 2020). The Company is currently evaluating the impact of these updates and anticipates the recognition of additional assets and corresponding liabilities relating to these leases on its balance sheet, but does not expect the adjustments to be material assuming no changes in lease activity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update eliminates a step from impairment testing to simplify the process, particularly for entities with a zero or negative carrying amount for an intangible asset, and is effective for annual reporting periods beginning after December 15, 2019 (the Company’s fiscal year 2021). The adoption of this update is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which allows companies to account for nonemployee awards in the same manner as employee awards. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods (the Company’s fiscal year 2019). The adoption of this update did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This update eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. It is effective for fiscal years beginning after December 15, 2019 (the Company’s fiscal year 2021), with early adoption permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact of adopting this update, but does not expect it to have a material impact on the Company’s financial condition, results of operations, cash flows, or related disclosures.

There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2019.

(14)	Subsequent Events

As of the file date of December 3, 2019, for this Annual Report on Form 10-K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2019, and determined the following to be subsequent events:

On October 26, 2018, the Company completed its 10th asset purchase when it purchased the assets related to the management of the BP Funds, adding nearly $200 million in assets under management. In accordance with the Transaction Agreement, the purchase price comprised two payments. The first payment was funded in connection with the closing, as previously discussed. The second payment of

$0.7 million was funded promptly following the one-year anniversary of the closing with available cash and was based on the aggregate current net asset value of the BP Funds measured as of the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date. Related to the final payment, the Company recorded a journal entry to increase management contracts and accrued purchase consideration payable by $0.7 million each on its September 30, 2019, balance sheet in accordance with ASC 855-10-25, “Subsequent Events.”

On October 30, 2019, the Company announced a quarterly cash dividend of $0.1375 per share to be paid on December 3, 2019, to shareholders of record as of November 12, 2019. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, using the criteria set forth in 2013 Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2019, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2019, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2019 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.” Such information is incorporated by reference as if fully set forth herein.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, executive vice presidents, directors, and all employees. The code has been designed in accordance with the Sarbanes-Oxley Act of 2002 to promote honest and ethical conduct. The code also applies to Hennessy Funds Trust. The Code of Ethics is posted on our website at www.hennessyadvisors.com. In the event we amend or waive any of the provisions of the Code of Ethics, we intend to disclose these actions on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Any person may obtain a copy of the Code of Ethics, at no cost, by forwarding a written request to:

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

EQUITY COMPENSATION PLAN INFORMATION

Our only equity compensation plan under which our common stock may be issued is the Omnibus Plan, which has been approved by shareholders. The following table sets forth additional information:

	September 30, 2019
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Issuance Under Compensation Plans (2)
Equity compensation plans approved by security holders (1)	453,775	—	1,513,115
Equity compensation plans not approved by security holders	—	—	—

Total	453,775	—	1,513,115

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.
(2)

Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 50% of our outstanding common stock, or 3,763,520 shares, as of the end of fiscal year 2019.

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

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included in Item 8, “Financial Statements and Supplementary Data.”

Exhibit Index

Set forth below is a list of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Transaction Agreement, dated as of July 10, 2018, between the registrant and BP Capital Fund Advisors, LLC (20) *

2.2	Transaction Agreement, dated as of May 10, 2017, among the registrant, Rainier Investment Management, LLC, and Manning & Napier Group, LLC (15) *

2.3	Transaction Agreement, dated as of May 2, 2016, between the registrant and Westport Advisers, LLC (10) *

3.1	Amended and Restated Articles of Incorporation (14)

3.2	Fifth Amended and Restated Bylaws (18)

4.1	Description of Securities

10.1	License Agreement, dated as of April 10, 2000, between the registrant and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated as of March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated as of October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4	Investment Advisory Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.5	Amendment to Investment Advisory Agreement, dated as of March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (13)

10.6	Investment Advisory Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund) (22)

10.7	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)

10.8	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)

10.9	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Financial Counselors, Inc. (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)

10.10	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (7)

10.11	First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (19)

10.12	Sub-Advisory Agreement, dated as of October 26, 2018, between the registrant and BP Capital Fund Advisors, LLC (for the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund) (22)

10.13	Amended and Restated Servicing Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.14	First Amendment to Amended and Restated Servicing Agreement, dated as of March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (9)

10.15	Second Amendment to Amended and Restated Servicing Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (22)

10.16	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (6)

10.17	Form of Restricted Stock Unit Award Agreement for Employees (1)(5)

10.18	Form of Restricted Stock Unit Award Agreement for Directors (1)(5)

10.19	Form of Stock Option Award Agreement for Employees (1)(5)

10.20	Form of Stock Option Award Agreement for Directors (1)(5)

10.21	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(18)

10.22	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(12)

10.23	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(18)

10.24	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(23)

10.25	Term Loan Agreement, dated as of September 17, 2015, among the registrant, U.S. Bank National Association, and California Bank & Trust (8) *

10.26	First Amendment to Term Loan Agreement, dated as of September 19, 2016, among the registrant, U.S. Bank National Association, and California Bank & Trust (11) *

10.27	Second Amendment to Term Loan Agreement, dated as of November 16, 2017, among the registrant, U.S. Bank National Association, and California Bank & Trust (16)

10.28	Third Amendment to Term Loan Agreement, dated as of November 30, 2017, among the registrant, U.S. Bank National Association, and California Bank & Trust(17)

10.30	Fourth Amendment to Term Loan Agreement, dated as of September 20, 2018, among the registrant, U.S. Bank National Association, and California Bank & Trust (21)

10.31	Fifth Amendment to Term Loan Agreement, dated as of May 9, 2019, by and between the registrant and U.S. Bank National Association (24) *

10.32	Sixth Amendment to Term Loan Agreement, dated as of July 17, 2019, by and between the registrant and U.S. Bank National Association (25)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2019, filed on December 3, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2015.
(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423), filed November 30, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 3, 2016.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 23, 2016.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.
(13)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed November 20, 2017.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed December 4, 2017.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.
(19)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed July 11, 2018.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 21, 2018.
(22)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2018 (SEC File No. 001-36423), filed November 28, 2018.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 9, 2019.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed July 19, 2019.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

		Date:	December 3, 2019
By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, Secretary, and Director
(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kathryn R. Fahy	Date:	December 3, 2019
Kathryn R. Fahy
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date:	December 3, 2019
Neil J. Hennessy
Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Daniel B. Steadman	Date:	December 3, 2019
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Henry Hansel	Date:	December 3, 2019
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Date:	December 3, 2019
Brian A. Hennessy
Director

By:	/s/ Daniel G. Libarle	Date:	December 3, 2019
Daniel G. Libarle
Director

By:	/s/ Rodger Offenbach	Date:	December 3, 2019
Rodger Offenbach
Director

By:	/s/ Susan Pomilia	Date:	December 3, 2019
Susan Pomilia
Director

By:	/s/ Thomas L. Seavey	Date:	December 3, 2019
Thomas L. Seavey
Director