Form 10-Q
period 2019-12-31
HENNESSY ADVISORS INC
filed 2020-02-11
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

As of February 7, 2020, there were 7,379,341 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I:    FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2019	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,455	$24,687
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	3,484	3,291
Prepaid expenses	528	633
Other accounts receivable	449	392

Total current assets	26,925	29,012

Property and equipment, net of accumulated depreciation of $1,432 and $1,379, respectively	342	361
Operating lease right-of-use asset	558	—
Management contracts	80,643	80,643
Other assets	192	192

Total assets	$108,660	$110,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$2,742	$5,538
Accrued purchase consideration payable	—	710
Current operating lease liability	439	—
Income taxes payable	1,368	672
Deferred rent	—	116
Current portion of long-term debt, net of debt issuance costs	4,327	4,327

Total current liabilities	8,876	11,363

Long-term debt, net of debt issuance costs and current portion	11,967	13,048
Long-term operating lease liability	221	—
Deferred income tax liability, net	10,672	10,269

Total liabilities	31,736	34,680

Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized; 7,465,551 shares issued and outstanding as of December 31, 2019, and 7,527,040 as of September 30, 2019	18,030	17,673
Retained earnings	58,894	57,855

Total stockholders’ equity	76,924	75,528

Total liabilities and stockholders’ equity	$108,660	$110,208

See Notes to Unaudited Condensed Financial Statements.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenue
Investment advisory fees	$9,449	$10,738
Shareholder service fees	795	906

Total revenue	10,244	11,644

Operating expenses
Compensation and benefits	2,513	2,900
General and administrative	1,492	1,517
Mutual fund distribution	139	123
Sub-advisory fees	2,316	2,444
Depreciation	53	55

Total operating expenses	6,513	7,039

Net operating income	3,731	4,605
Interest expense	187	310
Other income	(56)	(78)

Income before income tax expense	3,600	4,373
Income tax expense	972	1,306

Net income	$2,628	$3,067

Earnings per share
Basic	$0.35	$0.39

Diluted	$0.35	$0.39

Weighted average shares outstanding
Basic	7,501,147	7,913,894

Diluted	7,537,716	7,916,870

Cash dividends declared per share	$0.14	$0.11

See Notes to Unaudited Condensed Financial Statements.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31, 2019
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	2,628	2,628
Dividends declared	—	—	(1,032)	(1,032)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,702	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,596	18	—	18
Shares repurchased pursuant to a stock buyback program	(64,787)	(128)	(557)	(685)
Stock-based compensation	—	447	—	447

Balance at December 31, 2019	7,465,551	$18,030	$58,894	$76,924

	Three Months Ended December 31, 2018
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980
Net income	—	—	3,067	3,067
Dividends declared	—	—	(871)	(871)
Employee and director restricted stock vested	21,563	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(2,685)	(31)	(5)	(36)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	296	4	—	4
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,207	13	—	13
Stock-based compensation	—	568	—	568

Balance at December 31, 2018	7,917,526	$17,337	$56,388	$73,725

See Notes to Unaudited Condensed Financial Statements.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,628	$3,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53	55
Right-of-use asset related to straight-line rent	(14)	—
Deferred income taxes	403	424
Stock-based compensation	447	568
Interest expense associated with debt issuance cost	13	36
Change in operating assets and liabilities:
Investment fee income receivable	(193)	644
Prepaid expenses	105	239
Other accounts receivable	(57)	(33)
Other assets	—	(1)
Accrued liabilities and accounts payable	(2,796)	(4,017)
Income taxes payable	696	862
Deferred rent	—	(12)

Net cash provided by operating activities	1,285	1,832

Cash flows from investing activities:
Purchases of property and equipment	(34)	(57)
Payments related to management contracts	(710)	(1,740)

Net cash used in investing activities	(744)	(1,797)

Cash flows from financing activities:
Principal payments on bank loan	(1,094)	(1,094)
Shares repurchased pursuant to stock buyback program	(685)	—
Restricted stock units purchased for employee tax withholding	—	(36)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	38	17
Dividend payments	(1,032)	(871)

Net cash used in financing activities	(2,773)	(1,984)

Net decrease in cash and cash equivalents	(2,232)	(1,949)
Cash and cash equivalents at the beginning of the period	24,687	25,395

Cash and cash equivalents at the end of the period	$22,455	$23,446

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$19
Cash paid for interest	$182	$270

See Notes to Unaudited Condensed Financial Statements.

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2019, the Company’s operating results for the three months ended December 31, 2019 and 2018, and the Company’s cash flows for the three months ended December 31, 2019 and 2018. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

•	providing a quarterly compliance certification to the Board of Trustees of Hennessy Funds Trust (the ”Funds’ Board of Trustees”); and

•

preparing or reviewing materials for the Funds’ Board of Trustees, presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining a toll-free number that the current investors in the Hennessy Funds may call to ask questions about the funds or their accounts, or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue Recognition.

The Company waives a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund (through expiration of the expense limitation agreement on November 30, 2019), the Hennessy BP Midstream Fund, and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenue. The waived fees are deducted from investment advisory fee income and reduce the aggregate amount of advisory fees received by the Company from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward basis.

The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)	Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It is the opinion of the Company’s management that there was no impairment as of December 31, 2019, or September 30, 2019.

Under Accounting Standards Codification 350 — Intangibles – Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.

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

In accordance with the Transaction Agreement, the purchase price comprised two payments. The initial payment of $1.6 million was funded with available cash in connection with the closing and was based on the aggregate current net asset value of the BP Funds measured as of the close of business on October 25, 2018, the trading day immediately preceding the closing date of the transaction, plus $100,000. The second payment of $0.7 million was funded with available cash promptly following the one-year anniversary of the closing and was based on the aggregate current net asset value of the BP Funds measured as of the close of business on October 25, 2019, the trading day immediately preceding the one-year anniversary of the closing date. The Company included the amount of the liability for the second payment in its fiscal year 2019 financial statements because it was measurable prior to the filing date of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

(4)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use assets and current and long-term operating lease liabilities on the Company’s balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets or operating lease liabilities. Leases with initial terms of 12 months or less, and certain office equipment leases that are deemed insignificant, are not recorded on the balance sheet and are expensed as incurred and included within rent expense under general and administrative expense. Lease expense related to operating leases is recognized on a straight-line basis over the expected lease terms.

The Company’s most significant leases are real estate leases of office facilities. The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Only the office lease in Novato, California has been capitalized because the other operating leases have terms of 12 months or less, including leases that are month-to-month in nature. The classification of the Company’s operating lease right-of-use assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

December 31, 2019
(In thousands, except years)
Operating lease right-of-use assets	$558
Current operating lease liability	$439
Long-term operating lease liability	$221
Weighted average remaining lease term	1.5
Weighted average discount rate	2.28%

For the three months ended December 31, 2019, the Company’s lease payments related to its operating lease right-of-use assets totaled $109,138 and rent expense, which is recorded under general and administrative expense in the statements of income, totaled $95,360.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of December 31, 2019:

(In thousands)
Remainder of fiscal year 2020	$334
Fiscal year 2021	341

Total undiscounted cash flows	675
Present value discount	(15)

Total operating lease liabilities	$660

(5)	Bank Loan

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

The Company currently uses a one-month LIBOR rate contract, which must be renewed monthly. As of December 31, 2019, the effective rate under the term loan agreement was 3.947%, which comprised the one-month LIBOR rate of 1.697% as of December 2, 2019, plus a margin of 2.25% based on the Company’s ratio of consolidated debt to consolidated EBITDA as of September 30, 2019. The Company intends to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option. The Company has amended the term loan agreement to address possible LIBOR changes as discussed in the section entitled “Risk Factors” in its Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

All borrowings under the term loan agreement are secured by substantially all of the Company’s assets. The final installment of the then-outstanding principal plus accrued interest is due May 9, 2022. As of December 31, 2019, the principal amount outstanding under the term loan agreement was $16.4 million ($16.3 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. The Company was in compliance with its loan covenants for the periods ended December 31, 2019 and 2018.

In connection with securing the term loan agreement, the Company incurred $0.49 million in loan costs ($0.38 million of which has been expensed in previous periods). The balance of $0.11 million is being amortized on a straight-line basis, which approximates the effective interest basis, over the 36 months beginning May 2019. Amortization expense during the three months ended December 31, 2019 and 2018, was $0.01 million and $0.04 million, respectively. The unamortized balance of the loan fees was $0.11 million as of December 31, 2019.

In accordance with Accounting Standards Update (“ASU”) 2015-03, the amortization expense of the debt issuance cost is included in interest expense.

(6)	Income Taxes

The Company’s effective income tax rates for the three months ended December 31, 2019 and 2018, were 27.0% and 29.9%, respectively. The effective income tax rate was lower for the three months ended December 31, 2019, due to changes in state apportionment factors.

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2020	2019	2018	2017	2016	2015	2014
United States	X	X	X	X	X	X	X
State Jurisdictions
California	X	X	X	X	X	X	X
Colorado	X			X
Connecticut	X	X	X	X
District of Columbia	X	X	X	X	X
Florida	X	X	X	X
Georgia	X	X	X	X
Illinois	X	X	X	X	X	X
Indiana	X
Iowa	X	X	X
Louisiana	X	X
Maryland	X	X	X	X	X	X
Massachusetts	X	X	X	X	X	X
Michigan	X	X	X	X	X	X
Minnesota	X	X	X	X	X	X
New Hampshire	X	X	X	X	X	X
New Jersey	X
New York	X	X	X	X	X
North Carolina	X	X	X	X	X	X
Oregon	X	X
Pennsylvania	X	X	X
Texas	X	X	X	X	X	X
Wisconsin	X	X	X	X
Total State Jurisdictions	22	19	17	16	11	9	1

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

For the three months ended December 31, 2019, the Company excluded 184,871 common stock equivalents from the diluted earnings per share calculations because they were not dilutive. For the three months ended December 31, 2018, the Company excluded 328,607 common stock equivalents from the diluted earnings per share calculation because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on December 3, 2019, to shareholders of record as of November 12, 2019.

(8)	Equity

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

A summary of RSU activity is as follows:

	Three Months Ended December 31, 2019
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of year	313,669	$12.22
Granted	—	—
Vested (1)	(31,437)	(14.23)
Forfeited	—	—

Non-vested balance at end of year	282,232	$12.00

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

For the Three Months Ended December 31, 2019
(In thousands, except years)
Total expected compensation expense related to RSUs	$14,975
Recognized compensation expense related to RSUs at reporting date	(11,590)

Unrecognized compensation expense related to RSUs at reporting date	$3,385

Weighted average remaining period to expense for RSUs	2.8

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor, the Company issued 3,298 and 1,503 shares of common stock during the three months ended December 31, 2019 and 2018, respectively. The maximum number of shares that may be issued under the current DRSPP is 1,550,000, of which 1,536,046 shares remain available for issuance.

Although the Company may issue up to 1,550,000 shares of its common stock under the DRSPP, the Company intends to limit the issuances to less than 20% of the number of outstanding shares of the Company’s common stock. As of December 31, 2019, the Company had 7,465,551 shares outstanding. Therefore, the Company will not issue more than 1,493,110 shares of its common stock under the DRSPP without seeking shareholder approval as required by the listing requirements of The NASDAQ Capital Market.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company repurchased 64,787 shares of its common stock pursuant to the stock buyback program during the three months ended December 31, 2019. A total of 802,477 shares remains available for repurchase under the stock buyback program.

(9)	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Certain leases provide for renewal options.

Total rent expense for the three months ended December 31, 2019, was $0.1 million. As of December 31, 2019, there were no material changes in the leasing arrangements that would have a significant effect on the future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. See Note 4 for additional disclosure regarding the Company’s leases.

(10)	Fair Value Measurements

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$19,871	$—	$—	$19,871
Mutual fund investments	9	—	—	9

Total	$19,880	$—	$—	$19,880

Amounts included in:
Cash and cash equivalents	$19,871	$—	$—	$19,871
Investments in marketable securities	9	—	—	9

Total	$19,880	$—	$—	$19,880

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,816	$—	$—	$21,816
Mutual fund investments	9	—	—	9

Total	$21,825	$—	$—	$21,825

Amounts included in:
Cash and cash equivalents	$21,816	$—	$—	$21,816
Investments in marketable securities	9	—	—	9

Total	$21,825	$—	$—	$21,825

There were no transfers between levels during the three months ended December 31, 2019, or the year ended September 30, 2019.

(11)	Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. All of the Company’s leases are operating leases.

The Company adopted the new standard on October 1, 2019, using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” As a result, the Company did not update financial information or provide disclosures required under the new standard for dates and periods prior to October 1, 2019. In addition, the Company adopted the FASB’s lessee practical expedient option to combine lease and non-lease components for all asset classes and elected, as an accounting policy, not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less. Non-lease components are fixed costs, such as electricity or common area maintenance, that can be included in rent payments but are not a part of the underlying asset being capitalized. There were no such fixed costs associated with our capitalized right-of-use asset, so this election did not impact our financial statements.

As a result of adopting the new standard, the Company recorded operating lease right-of-use assets and operating lease liabilities of $652,686 and $768,899, respectively, as of October 1, 2019. The operating lease right-of-use assets were net of $116,213 in deferred rent adjustments that the Company previously recorded in deferred rent on the consolidated balance sheet as of September 30, 2019. Adopting the new standard did not result in any cumulative-effect adjustments to retained earnings or impact the Company’s statements of income or statement of cash flows for the three months ended December 31, 2019.

See Note 4 for additional disclosure regarding the Company’s leases.

(12)	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material subsequent events occurred during this period that would require recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek,” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which, or means by which, such performance or results will be achieved.

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

On a total return basis, the Dow Jones Industrial Average was up 6.7% for the three months ended December 31, 2019. During the most recent quarter, equity prices rose as continuing growth in employment and strong levels of consumer confidence buoyed investor spirits. In addition, strong holiday spending coupled with the announcement of the completion of Phase One trade negotiations with China further emboldened investors as the prospect of a trade war faded. While we believe investors are no longer pricing in a Federal Reserve interest rate cut, they do appear focused on record low unemployment, which currently stands at 3.5%, and strong economic growth. One result of these trends can be found in the U.S. housing market. Currently, housing is in its second longest expansion on record as a result of continued low interest rates, favorable demographic trends, and low unemployment.

Long-term U.S. bond yields increased during the three months ended December 31, 2019, as the economic outlook improved. While trends in inflation remained muted, the prospects of a Federal Reserve rate adjustment have diminished with the market not expecting any change until late in 2020.

The Japanese equity market rallied 7.8% in U.S. dollar terms over the three months ended December 31, 2019, as measured by the Tokyo Stock Price Index. The resolution over Phase One trade negotiations between the United States and China removed much of the uncertainty that had weighed on Japanese equities. A record budget expected for next fiscal year should help the Japanese economy to grow despite weaker growth in exports.

We strive to provide positive returns for investors in the Hennessy Funds over market cycles. Fourteen of the Hennessy Funds posted positive annualized returns in each of the three-year, five-year, 10-year, and since inception periods ended December 31, 2019. In the one-year period ended December 31, 2019, all 16 Hennessy Funds generated positive returns.

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

We provide service to over 230,000 mutual fund accounts nationwide, which comprise shareholders who employ financial advisors to assist them with investing and retail shareholders who invest directly with us. We serve approximately 18,100 financial advisors who utilize the Hennessy Funds on behalf of their clients. Approximately one in five of those advisors owns two or more Hennessy Funds, demonstrating strong brand loyalty.

Total assets under management as of December 31, 2019, was $5.0 billion, an increase of $91 million, or 1.9%, compared to December 31, 2018. The increase in total assets was attributable to market appreciation, partially offset by net outflows from the Hennessy Funds.

The following table illustrates the changes quarter by quarter in our assets under management since December 31, 2018:

	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018
	(In thousands)
Beginning assets under management	$4,873,839	$5,013,075	$5,135,937	$4,887,547	$6,197,617
Acquisition inflows	—	—	—	—	194,948
Organic inflows	187,057	130,352	142,155	242,566	310,468
Redemptions	(334,103)	(351,303)	(458,197)	(516,592)	(1,048,642)
Market appreciation (depreciation)	251,709	81,715	193,180	522,416	(766,844)

Ending assets under management	$4,978,502	$4,873,839	$5,013,075	$5,135,937	$4,887,547

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of December 31, 2019, this asset had a net balance of $80.6 million, unchanged since September 30, 2019.

The principal liability on our balance sheet is the bank debt incurred in connection with the purchase of the assets related to the management of mutual funds and the repurchase of 1,500,000 shares of our common stock pursuant to the completion of our self-tender offer in September 2015. As of December 31, 2019, this liability had a balance of $16.4 million ($16.3 million net of debt issuance costs of $0.11 million), compared to $17.5 million ($17.4 million net of debt issuance costs of $0.12 million) as of September 30, 2019. The decrease was the result of making monthly loan payments on our bank debt.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended December 31,
	2019		2018
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$9,449	92.2%	$10,738	92.2%
Shareholder service fees	795	7.8	906	7.8

Total revenue	10,244	100.0	11,644	100.0

Operating expenses
Compensation and benefits	2,513	24.5	2,900	24.9
General and administrative	1,492	14.6	1,517	13.0
Mutual fund distribution	139	1.4	123	1.1
Sub-advisory fees	2,316	22.6	2,444	21.0
Depreciation	53	0.5	55	0.5

Total operating expenses	6,513	63.6	7,039	60.5

Net operating income	3,731	36.4	4,605	39.5
Interest expense	187	1.8	310	2.7
Other income	(56)	(0.6)	(78)	(0.7)

Income before income tax expense	3,600	35.2	4,373	37.5
Income tax expense	972	9.5	1,306	11.2

Net income	$2,628	25.7%	$3,067	26.3%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, total revenue decreased by 12.0%, from $11.6 million to $10.2 million, investment advisory fees also decreased by 12.0%, from $10.7 million to $9.4 million, and shareholder service fees decreased by 12.3%, from $0.9 million to $0.8 million.

The decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds. The decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2019, was $4.9 billion, which represents a decrease of $637 million, or 11.4%, compared to the three months ended December 31, 2018. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2019, was the Hennessy Focus Fund, with $1.8 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2019, was the Hennessy Gas Utility Fund, with $0.9 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended December 31, 2019
Fund Name	Amount
Hennessy Japan Fund	$17 million
Hennessy Focus Fund	$11 million
Hennessy Technology Fund	$0.09 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended December 31, 2019
Fund Name	Amount
Hennessy Gas Utility Fund	$(45) million
Hennessy Mid Cap 30 Fund	$(39) million
Hennessy Equity and Income Fund	$(29) million

Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, redemptions as a percentage of assets under management decreased from an average of 6.0% per month to an average of 2.2% per month.

Operating Expenses

Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, total operating expenses decreased by 7.5%, from $7.0 million to $6.5 million. Although the dollar value of total operating expenses decreased, as a percentage of total revenue, total operating expenses increased 3.1 percentage points to 63.6%. The dollar value decrease was due to decreases in all expense categories other than mutual fund distribution expense, which moderately increased.

Compensation and Benefits Expense: Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, compensation and benefits expense decreased by 13.3%, from $2.9 million to $2.5 million. As a percentage of total revenue, compensation and benefits expense decreased 0.4 percentage points to 24.5%. The decrease was due primarily to a decrease in incentive-based compensation.

General and Administrative Expense: Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, general and administrative expense remained the same at $1.5 million. Although the dollar value of general and administrative expense remained the same, as a percentage of total revenue, general and administrative expense increased 1.6 percentage points to 14.6%.

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

Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, mutual fund distribution expense increased by 13.0%, from $0.12 million to $0.14 million. As a percentage of total revenue, mutual fund distribution expense increased 0.3 percentage points to 1.4%. The dollar value increase was due to higher average daily net assets held by financial institutions.

Sub-Advisory Fees Expense: Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, sub-advisory fees expense decreased by 5.2%, from $2.4 million to $2.3 million. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 1.6 percentage points to 22.6%. The dollar value decrease resulted from decreased average daily net assets of the sub-advised Hennessy Funds, partially offset by the new sub-advisory relationship with BP Capital for the BP Funds that became effective October 26, 2018.

Depreciation Expense: Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, depreciation expense decreased by 3.6%, from $0.06 million to $0.05 million. As a percentage of total revenue, depreciation expense remained the same at 0.5%. The dollar value decrease was a result of lower fixed asset purchases.

Interest Expense

Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, interest expense decreased by 39.7% from $0.3 million to $0.2 million. The decrease is due primarily to a decrease in the Company’s principal loan balance along with a decrease in the interest rate charged to the loan. As a percentage of total revenue, interest expense decreased 0.9 percentage points to 1.8%.

Income Tax Expense

Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, income tax expense decreased by 25.6%, from $1.3 million to $1.0 million. The decrease was due primarily to lower net operating income for the current period, and secondarily to a lower effective income tax rate due to changes in state apportionment factors.

Net Income

Comparing the three months ended December 31, 2018, to the three months ended December 31, 2019, net income decreased by 14.3%, from $3.1 million to $2.6 million. The decrease was due to lower net operating income for the current period, partially offset by the benefit of the lower effective income tax rate discussed above.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2019, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of December 31, 2019, was $5.0 billion, an increase of $91 million or 1.9%, compared to December 31, 2018. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended December 31, 2019, was $4.9 billion. As of December 31, 2019, we had cash and cash equivalents of $22.5 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Three Months Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$1,285	$1,832
Net cash used in investing activities	(744)	(1,797)
Net cash used in financing activities	(2,773)	(1,984)

Net decrease in cash and cash equivalents	$(2,232)	$(1,949)

The decrease in cash provided by operating activities of $0.5 million was due mainly to decreased operating income.

The decrease in cash used in investing activities of $1.1 million was due to the first payment for the purchase of the assets related to the management of the BP Funds in the prior period, which was larger than the second payment for such assets in the current period.

The increase in cash used in financing activities of $0.8 million was due to shares repurchased and an increased dividend rate.

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

We currently use a one-month LIBOR rate contract, which must be renewed monthly. As of December 31, 2019, the effective rate under the term loan agreement was 3.947%, which comprised the one-month LIBOR rate of 1.697% as of December 2, 2019, plus a margin of 2.25% based on our ratio of consolidated debt to consolidated EBITDA as of September 30, 2019. We intend to renew the LIBOR rate contract on a monthly basis as long as it remains the most favorable option. We have amended the term loan agreement to address possible LIBOR changes as discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

All borrowings under the term loan agreement are secured by substantially all of our assets. The final installment of the then-outstanding principal plus accrued interest is due May 9, 2022. As of December 31, 2019, the principal amount outstanding under the term loan agreement was $16.4 million ($16.3 million net of debt issuance costs).

The term loan agreement includes certain reporting requirements and loan covenants requiring the maintenance of certain financial ratios. We were in compliance with our loan covenants for the periods ended December 31, 2019 and 2018.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares of our common stock pursuant to our stock buyback program. These purchases are presented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019 (1)	26,907	$10.93	26,907	840,357
November 1-30, 2019	—	—	—	840,357
December 1-31, 2019 (1)	37,880	10.32	37,880	802,477

Total	64,787	$10.57	64,787	802,477

(1)

The purchases of shares of our common stock were made pursuant to our stock buyback program, which was announced in August 2010. We are authorized to purchase a maximum of 1,500,000 shares under the stock buyback program. The program has no expiration date. Of the amounts purchased, 21,920 shares were purchased in privately negotiated transactions and 42,867 shares were purchased in open market transactions.

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2019, filed on February 11, 2020, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 11, 2020	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President