Form 10-Q
period 2020-03-31
HENNESSY ADVISORS INC
filed 2020-05-14
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 8, 2020, there were 7,261,505 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,997	$24,687
Investments in marketable securities, at fair value	8	9
Investment fee income receivable	2,450	3,291
Prepaid expenses	493	633
Other accounts receivable	342	392

Total current assets	10,290	29,012

Property and equipment, net of accumulated depreciation of $1,493 and $1,379, respectively	316	361
Operating lease right-of-use asset	463	—
Management contracts	80,643	80,643
Other assets	192	192

Total assets	$91,904	$110,208

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities and accounts payable	$3,102	$5,538
Accrued purchase consideration payable	—	710
Current operating lease liability	439	—
Income taxes payable	711	672
Deferred rent	—	116
Current portion of long-term debt, net of debt issuance costs	—	4,327

Total current liabilities	4,252	11,363

Long-term debt, net of debt issuance costs and current portion	—	13,048
Long-term operating lease liability	113	—
Deferred income tax liability, net	11,219	10,269

Total liabilities	15,584	34,680

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, no par value, 22,500,000 shares authorized; 7,261,323 shares issued and outstanding as of March 31, 2020, and 7,527,040 as of September 30, 2019	18,089	17,673
Retained earnings	58,231	57,855

Total stockholders’ equity	76,320	75,528

Total liabilities and stockholders’ equity	$91,904	$110,208

See Notes to Unaudited Condensed Financial Statements.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue
Investment advisory fees	$8,201	$9,631	$17,650	$20,369
Shareholder service fees	678	825	1,473	1,731

Total revenue	8,879	10,456	19,123	22,100

Operating expenses
Compensation and benefits	2,414	2,752	4,927	5,652
General and administrative	1,288	1,335	2,780	2,852
Mutual fund distribution	115	106	254	229
Sub-advisory fees	2,008	2,251	4,324	4,695
Depreciation	61	54	114	109

Total operating expenses	5,886	6,498	12,399	13,537

Net operating income	2,993	3,958	6,724	8,563
Interest expense	260	299	447	609
Other income	(32)	(84)	(88)	(162)

Income before income tax expense	2,765	3,743	6,365	8,116
Income tax expense	795	843	1,767	2,149

Net income	$1,970	$2,900	$4,598	$5,967

Earnings per share
Basic	$0.27	$0.37	$0.62	$0.75

Diluted	$0.27	$0.37	$0.62	$0.75

Weighted average shares outstanding
Basic	7,363,938	7,918,281	7,432,918	7,916,059

Diluted	7,393,167	7,922,408	7,466,169	7,917,561

Cash dividends declared per share	$0.14	$0.11	$0.28	$0.22

See Notes to Unaudited Condensed Financial Statements.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2020
	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	2,628	2,628
Dividends declared	—	—	(1,032)	(1,032)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,702	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,596	18	—	18
Stock-based compensation	—	447	—	447
Shares repurchased pursuant to stock buyback program	(64,787)	(128)	(557)	(685)

Balance at December 31, 2019	7,465,551	$18,030	$58,894	$76,924

Net income	—	—	1,970	1,970
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	46	—	—	—
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,835	18	—	18
Stock-based compensation	—	447	—	447
Shares repurchased pursuant to stock buyback program	(206,109)	(406)	(1,622)	(2,028)

Balance at March 31, 2020	7,261,323	$18,089	$58,231	$76,320

See Notes to Unaudited Condensed Financial Statements.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2019
	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980
Net income	—	—	3,067	3,067
Dividends declared	—	—	(871)	(871)
Employee and director restricted stock vested	21,563	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(2,685)	(31)	(5)	(36)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	296	4	—	4
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,207	13	—	13
Stock-based compensation	—	568	—	568

Balance at December 31, 2018	7,917,526	$17,337	$56,388	$73,725

Net income	—	—	2,900	2,900
Dividends declared	—	—	(871)	(871)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	534	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,334	14	—	14
Stock-based compensation	—	557	—	557
Employee restricted stock forfeiture		(14)		(14)

Balance at March 31, 2019	7,919,394	$17,900	$58,417	$76,317

See Notes to Unaudited Condensed Financial Statements.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$4,598	$5,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114	109
Unrealized loss on marketable securities	1	—
Change in right-of-use asset and operating lease liability	(27)	—
Deferred income taxes	950	983
Stock-based compensation	894	1,125
Interest expense associated with debt issuance cost	125	74
Employee restricted stock forfeiture	—	(14)
Change in operating assets and liabilities
Investment fee income receivable	841	658
Prepaid expenses	140	193
Other accounts receivable	50	(77)
Other assets	—	(1)
Accrued liabilities and accounts payable	(2,436)	(3,297)
Income taxes payable	39	(233)
Deferred rent	—	(23)

Net cash provided by operating activities	5,289	5,464

Cash flows from investing activities
Purchases of property and equipment	(69)	(89)
Payments related to management contracts	(710)	(1,769)

Net cash used in investing activities	(779)	(1,858)

Cash flows from financing activities
Principal payments on bank loan	(17,500)	(2,188)
Shares repurchased pursuant to stock buyback program	(2,713)	—
Restricted stock units purchased for employee tax withholding	—	(36)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	20	37
Dividend payments	(2,007)	(1,742)

Net cash used in financing activities	(22,200)	(3,929)

Net decrease in cash and cash equivalents	(17,690)	(323)
Cash and cash equivalents at the beginning of the period	24,687	25,395

Cash and cash equivalents at the end of the period	$6,997	$25,072

Supplemental disclosures of cash flow information
Cash paid for income taxes	$798	$1,660
Cash paid for interest	$381	$527

See Notes to Unaudited Condensed Financial Statements.

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2020, the Company’s operating results for the three and six months ended March 31, 2020 and 2019, and the Company’s cash flows for the three and six months ended March 31, 2020 and 2019. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

The Company waived a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund through expiration of the expense limitation agreement on November 30, 2019, and continues to waive a portion of its fees with respect to the Hennessy BP Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenue. The waived fees are deducted from investment advisory fee income and reduce the aggregate amount of advisory fees received by the Company from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward basis.

The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The Company is subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic, particularly related to the increased volatility in the stock market. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain as we navigate the terms of the reopening of the economy. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations is uncertain.

(2)	Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It has been determined that there was no impairment as of March 31, 2020, or September 30, 2019.

Under Accounting Standards Codification 350 — Intangibles — Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.

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

March 31, 2020
(In thousands, except years)
Operating lease right-of-use assets	$463
Current operating lease liability	$439
Long-term operating lease liability	$113
Weighted average remaining lease term	1.3
Weighted average discount rate	2.28%

For the six months ended March 31, 2020, the Company’s lease payments related to its operating lease right-of-use assets totaled $218,275 and rent expense, which is recorded under general and administrative expense in the statements of income, totaled $190,720.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of March 31, 2020:

(In thousands)
Remainder of fiscal year 2020	$225
Fiscal year 2021	340

Total undiscounted cash flows	565
Present value discount	(13)

Total operating lease liabilities	$552

(5)	Accrued Expenses

The detail of accrued expenses reflected on the Company’s balance sheet are as follows:

	March 31, 2020	September 30, 2019
	(In thousands)
Accrued bonus liabilities	$1,981	$3,888
Accrued sub-advisor fees	558	730
Other accrued expenses	563	920

Total accrued expenses	$3,102	$5,538

(6)	Bank Loan

On March 26, 2020, the Company prepaid in full all principal, accrued interest, and costs and expenses outstanding under its term loan agreement with U.S. Bank National Association (“U.S. Bank”). The aggregate prepayment amount of $15.4 million was funded by cash on hand, and the Company did not incur any prepayment penalties. Under the term loan agreement, interest was calculated based on the one-month LIBOR rate plus a margin that ranged from 2.25% to 2.75% depending on the Company’s ratio of consolidated debt to consolidated EBITDA. During the three months ended March 31, 2020, the interest rate averaged 3.92%. Prior to repayment, certain debt issuance costs were capitalized and netted against the underlying loan balance and were then amortized over the term of the loan. Upon repayment, the unamortized debt issuance costs were charged to interest expense.

Prior to its termination, the Company was obligated under the term loan agreement to make monthly payments of $364,583 plus interest, the final installment of which was due on May 9, 2022.

(7)	Income Taxes

The Company’s effective income tax rates for the six months ended March 31, 2020 and 2019, were 27.8% and 26.5%, respectively. The effective income tax rate was higher for the six months ended March 31, 2020, due to changes in state apportionment factors.

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

(8)	Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock units (“RSUs”).

For both the three and six months ended March 31, 2020, the Company excluded 184,871 common stock equivalents from the diluted earnings per share calculations because they were not dilutive. For the three and six months ended March 31, 2019, the Company excluded 280,683 and 323,432 common stock equivalents, respectively, from the diluted earnings per share calculation because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on March 6, 2020, to shareholders of record as of February 24, 2020.

(9)	Equity

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

A summary of RSU activity is as follows:

	Six Months Ended March 31, 2020
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	313,669	$12.22
Granted	—	—
Vested (1)	(62,875)	(14.23)
Forfeited	—	—

Non-vested balance at end of period	250,794	$11.72

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

For the Six Months Ended March 31, 2020
(In thousands, except years)
Total expected compensation expense related to RSUs	$14,975
Recognized compensation expense related to RSUs at reporting date	(12,037)

Unrecognized compensation expense related to RSUs at reporting date	$2,938

Weighted average remaining years to expense for RSUs	2.6

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 5,179 and 3,371 shares of common stock during the six months ended March 31, 2020 and 2019, respectively. The maximum number of shares that may be issued under the DRSPP is 1,550,000, of which 1,534,165 shares remain available for issuance.

Although the Company may issue up to 1,550,000 shares of its common stock under the DRSPP, the Company intends to limit the issuances to less than 20% of the number of outstanding shares of the Company’s common stock in accordance with the listing requirements of The NASDAQ Capital Market. As of March 31, 2020, the Company had 7,261,323 shares outstanding. Therefore, the Company will not issue more than 1,452,264 shares of its common stock under the DRSPP without seeking shareholder approval.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company repurchased 270,896 shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2020. A total of 596,368 shares remains available for repurchase under the stock buyback program.

(10)	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Certain leases provide for renewal options.

Total rent expense for the three and six months ended March 31, 2020, was $0.1 million and $0.3 million, respectively. As of March 31, 2020, there were no material changes in the leasing arrangements that would have a significant effect on the future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. See Note 4 for additional disclosure regarding the Company’s leases.

(11)	Fair Value Measurements

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$4,553	$—	$—	$4,553
Mutual fund investments	8	—	—	8

Total	$4,561	$—	$—	$4,561

Amounts included in:
Cash and cash equivalents	$4,553	$—	$—	$4,553
Investments in marketable securities	8	—	—	8

Total	$4,561	$—	$—	$4,561

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,816	$—	$—	$21,816
Mutual fund investments	9	—	—	9

Total	$21,825	$—	$—	$21,825

Amounts included in:
Cash and cash equivalents	$21,816	$—	$—	$21,816
Investments in marketable securities	9	—	—	9

Total	$21,825	$—	$—	$21,825

There were no transfers between levels during the six months ended March 31, 2020, or the year ended September 30, 2019.

(12)	Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” as amended, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. All of the Company’s leases are operating leases.

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

As a result of adopting the new standard, the Company recorded operating lease right-of-use assets and operating lease liabilities of $652,686 and $768,899, respectively, as of October 1, 2019. The operating lease right-of-use assets were net of $116,213 in deferred rent adjustments that the Company previously recorded in deferred rent on the consolidated balance sheet as of September 30, 2019. Adopting the new standard did not result in any cumulative-effect adjustments to retained earnings or impact the Company’s statements of income for the three and six months ended March 31, 2020, or statements of cash flows for the six months ended March 31, 2020.

See Note 4 for additional disclosure regarding the Company’s leases.

(13)	Subsequent Events

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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including under the section entitled “Risk Factors” in each such report. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and financial conditions, including those relating to the COVID-19 pandemic, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

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

Our Response to the COVID-19 Pandemic

In recent months, we have joined the rest of the world in witnessing and experiencing the profound effect of the COVID-19 pandemic on public health, the global economy, and the everyday lives of people around the world. We hope you and your loved ones are safe and healthy, and our hearts and our support go out to the healthcare workers and first responders in every community who are on the frontline fighting the virus.

In response to the COVID-19 crisis, we invoked our business continuity plan in mid-March to ensure a smooth transition to remote work for all of our employees. We have continued to effectively operate the Company and remain committed to providing the same high level of services to the 16 Hennessy Funds and their shareholders. Further, we have undertaken various initiatives to ensure our continuing success in the new work-from-home environment, including the following:

•	Regularly engaging with key vendors and service providers to garner assurance regarding their ability to continue to provide high-quality services to us and to shareholders of the Hennessy Funds;

•	Keeping open lines of communication with our employees as they work from home to ensure seamless operations and early identification of issues; and

•	Maintaining effective governance and internal controls in a remote work setting.

We continue to actively address the COVID-19 crisis and its effects, and, as the situation evolves, we may revise our approach to these initiatives and take additional actions to meet the needs of our employees, our vendors, and the Hennessy Funds and their shareholders. While we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy and our business and revenues, we believe we are in the best position we can be in to emerge from this crisis well positioned for long-term growth.

Overview

Our primary business activity is providing investment advisory services to a family of open-end mutual funds branded as the Hennessy Funds. We manage 10 of the 16 Hennessy Funds internally. For the remaining six funds, we have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each sub-advisor’s investment performance, and monitor each sub-advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors, including making on-site visits as feasible. Our secondary business activity is providing shareholder services to shareholders of each Hennessy Fund.

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

The past six months have been marked by extremes. During the quarter ended December 31, 2019, investors appeared focused on record-low unemployment, which was then 3.5%, and strong economic growth. Then, during the most recent quarter, equity prices hit an all-time high in mid-February before dropping precipitously in a matter of weeks as the COVID-19 pandemic began affecting the world economy. After the first cases were reported in China in December 2019, the virus quickly spread to more than 210 countries and territories in subsequent months. Shelter-in-place orders have limited business activity worldwide, with initial unemployment claims in the United States hitting their highest number in history, and global travel has come to a near-complete halt.

On a total return basis, the Dow Jones Industrial Average was down 17.6% for the six months ended March 31, 2020 (a sharp retreat from its 6.7% growth during the three months ended December 31, 2019), and down 22.7% for the three months ended March 31, 2020, more than cancelling the positive returns achieved over the previous 12 months. Small-cap and mid-cap stocks generally fared worse than large-cap stocks, and the Financial sector was particularly hard hit as the Federal Reserve aggressively cut the Federal Funds rate in an effort to stabilize the economy. The Energy sector was decimated by both the sudden loss of demand due to the effects of COVID-19 and the oversupply caused by the surprise market-share battle between Russia and Saudi Arabia, and the sector ended the quarter down approximately 50%.

Long-term U.S. bond yields decreased during the three months ended March 31, 2020 (after rising for the three months ended December 31, 2019), as the prospect of a prolonged global economic recession became a more realistic possibility. While Federal Reserve actions in recent weeks have injected unprecedented amounts of liquidity into the financial system and fiscal policy announcements may help people over the short term, these actions may not stimulate the economy over the long term. A potentially sharp increase in unemployment and what may be pronounced weakness in the global economy could keep inflation muted and interest rates at low levels in the coming months.

The Japanese equity market has also been negatively impacted by the COVID-19 pandemic. As measured by the Tokyo Stock Price Index, it was down 10.2% for the six months ended March 31, 2020 (after seeing 7.8% growth in U.S. dollar terms for the three months ended December 31, 2019), and down 16.7% in U.S. dollar terms for the three months ended March 31, 2020. Japan was one of the first countries to deal directly with the effects of the COVID-19 pandemic by virtue of its geographic proximity to China and, by many accounts, has been able to manage the outbreak effectively to date. Nevertheless, Japanese equities have declined as global economic activity is expected to remain weak over the coming months.

Against this backdrop, all of the Hennessy Funds posted negative returns for the most recent quarter and one-year period ending March 31, 2020. Over the five-year period ending March 31, 2020, 11 of the Funds posted positive returns, while five Funds, all of which were in the particularly hard-hit categories and sectors discussed above, posted negative returns. The 14 of the 16 Hennessy Funds that have at least a 10-year operating history achieved positive returns over both their 10-year and since inception periods ending March 31, 2020.

As always, we are committed to employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing and to providing superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing thought leadership and other resources to help them navigate through this unprecedented market disruption. We operate a very robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology both to retain assets and to drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to over 200,000 mutual fund accounts nationwide, which includes shareholders who employ financial advisors to assist them with investing and retail shareholders who invest directly with us. We serve approximately 17,750 financial advisors who utilize the Hennessy Funds on behalf of their clients, including over 400 advisors who have purchased one of our Funds for the first time during the recent quarter. Approximately one in five advisors owns two or more Hennessy Funds, and over 500 advisors hold a position of over $500,000, demonstrating strong brand loyalty.

Total assets under management as of March 31, 2020, was $3.3 billion, a decrease of $1.8 billion, or 35.4%, compared to March 31, 2019. The decrease in total assets during the

12-month period was attributable to net outflows, but it was further impacted by significant market depreciation in the most recent quarter that primarily resulted from the COVID-19 pandemic.

The following table illustrates the changes quarter by quarter in our assets under management since March 31, 2019:

	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
			(In thousands)
Beginning assets under management	$4,978,502	$4,873,839	$5,013,075	$5,135,937	$4,887,547
Acquisition inflows	—	—	—	—	—
Organic inflows	161,368	187,057	130,352	142,155	242,566
Redemptions	(685,621)	(334,103)	(351,303)	(458,197)	(516,592)
Market appreciation (depreciation)	(1,134,317)	251,709	81,715	193,180	522,416

Ending assets under management	$3,319,932	$4,978,502	$4,873,839	$5,013,075	$5,135,937

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of March 31, 2020, this asset had a net balance of $80.6 million, unchanged since September 30, 2019.

The principal liability on our balance sheet has historically been bank debt. However, on March 26, 2020, we prepaid in full all principal, accrued interest, and costs and expenses outstanding under our term loan agreement. The aggregate prepayment amount was $15.4 million. As a result of this prepayment, as of March 31, 2020, the principal liability on our balance sheet is the deferred tax liability of $11.2 million generated due to the continued write-off of management contracts for tax purposes, which creates a book-to-tax difference.

Results of Operations

The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and six months ended March 31, 2020:

	Three Months Ended March 31,
	2020		2019
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$8,201	92.4%	$9,631	92.1%
Shareholder service fees	678	7.6	825	7.9

Total revenue	8,879	100.0	10,456	100.0

Operating expenses
Compensation and benefits	2,414	27.2	2,752	26.3
General and administrative	1,288	14.5	1,335	12.8
Mutual fund distribution	115	1.3	106	1.0
Sub-advisory fees	2,008	22.6	2,251	21.5
Depreciation	61	0.7	54	0.5

Total operating expenses	5,886	66.3	6,498	62.1

Net operating income	2,993	33.7	3,958	37.9
Interest expense	260	2.9	299	2.9
Other income	(32)	(0.3)	(84)	(0.8)

Income before income tax expense	2,765	31.1	3,743	35.8
Income tax expense	795	8.9	843	8.1

Net income	$1,970	22.2%	$2,900	27.7%

	Six Months Ended March 31,
	2020		2019
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$17,650	92.3%	$20,369	92.2%
Shareholder service fees	1,473	7.7	1,731	7.8

Total revenue	19,123	100.0	22,100	100.0

Operating expenses
Compensation and benefits	4,927	25.8	5,652	25.6
General and administrative	2,780	14.5	2,852	12.9
Mutual fund distribution	254	1.3	229	1.0
Sub-advisory fees	4,324	22.6	4,695	21.2
Depreciation	114	0.6	109	0.6

Total operating expenses	12,399	64.8	13,537	61.3

Net operating income	6,724	35.2	8,563	38.7
Interest expense	447	2.3	609	2.8
Other income	(88)	(0.4)	(162)	(0.8)

Income before income tax expense	6,365	33.3	8,116	36.7
Income tax expense	1,767	9.3	2,149	9.7

Net income	$4,598	24.0%	$5,967	27.0%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, total revenue decreased by 15.1%, from $10.5 million to $8.9 million, investment advisory fees decreased by 14.8%, from $9.6 million to $8.2 million, and shareholder service fees decreased by 17.8%, from $0.8 million to $0.7 million. Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, total revenue decreased by 13.5%, from $22.1 million to $19.1 million, investment advisory fees decreased by 13.3%, from $20.4 million to $17.7 million, and shareholder service fees decreased by 14.9%, from $1.7 million to $1.5 million.

In both periods, the decrease in investment advisory fees was due to decreased average daily net assets of the Hennessy Funds. The majority of the decrease in average daily net assets was attributable to net outflows, though net assets were further impacted by the market depreciation resulting from the COVID-19 pandemic. Although market depreciation had a significant impact on total assets under management during the most recent quarter, it occurred in the later part of the recent quarter and did not reduce our average assets under management (upon which investment advisory fees are calculated) as much as it would have had it occurred earlier in the quarter. The significant decline in total assets under management will put downward pressure on our average assets under management, and thus our revenues, in future quarters.

The decrease in shareholder service fees in both periods was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2020, was $4.4 billion, which represents a decrease of $763 million, or 14.8%, compared to the three months ended March 31, 2019, and average daily net assets for the six months ended March 31, 2020, was $4.7 billion, which represents a decrease of $701 million, or 13.1%, compared to the six months ended March 31, 2019. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2020, was the Hennessy Focus Fund, with $1.6 billion and $1.7 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2020, was the Hennessy Gas Utility Fund, with $0.8 billion in each period. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

The Hennessy Funds with net inflows for the three and six months ended March 31, 2020, were as follows:

Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
Fund Name	Amount	Fund Name	Amount
Hennessy BP Midstream Fund	$4 million	Hennessy Large Cap Financial Fund	$0.5 million
Hennessy Large Cap Financial Fund	$2 million

The Hennessy Funds with the three largest amounts of net outflows for the three and six months ended March 31, 2020, were as follows:

Three Months Ended March 31, 2020		Six Months Ended March 31, 2020
Fund Name	Amount	Fund Name	Amount
Hennessy Focus Fund	$(306) million	Hennessy Focus Fund	$(295) million
Hennessy Gas Utility Fund	$(75) million	Hennessy Gas Utility Fund	$(120) million
Hennessy Japan Fund	$(34) million	Hennessy Mid Cap 30 Fund	$(69) million

Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, redemptions as a percentage of assets under management increased from an average of 3.4% per month to an average of 4.9% per month. Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, redemptions as a percentage of assets under management decreased from an average of 4.7% per month to an average of 3.6% per month.

Operating Expenses

Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, total operating expenses decreased by 9.4%, from $6.5 million to $5.9 million. As a percentage of total revenue, total operating expenses increased 4.2 percentage points to 66.3%.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, total operating expenses decreased by 8.4%, from $13.5 million to $12.4 million. As a percentage of total revenue, total operating expenses increased 3.5 percentage points to 64.8%.

In both periods, the dollar value decrease in operating expenses was due to decreases in all expense categories other than mutual fund distribution expense and depreciation expense, which moderately increased. Although the dollar value decreased in both periods, operating expenses increased as a percentage of total revenue due to our fixed costs, which did not decrease with decreasing revenue and thereby became a larger percentage of total operating expenses.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, compensation and benefits expense decreased by 12.3%, from $2.8 million to $2.4 million. As a percentage of total revenue, compensation and benefits expense increased 0.9 percentage points to 27.2%.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, compensation and benefits expense decreased by 12.8%, from $5.7 million to $4.9 million. As a percentage of total revenue, compensation and benefits expense increased 0.2 percentage points to 25.8%.

In both periods, the dollar value decrease in compensation and benefits expense was due primarily to a decrease in incentive-based compensation. Although the dollar value decreased in both periods, compensation and benefits expense increased as a percentage of total revenue due to our fixed salary and benefits costs, which did not decrease with decreasing revenue and thereby became a larger percentage of total expenses.

General and Administrative Expense: Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, general and administrative expense decreased by 3.5% from $1.34 million to $1.29 million. As a percentage of total revenue, general and administrative expense increased 1.7 percentage points to 14.5%. The dollar value decrease was due mainly to decreased restricted stock expense for non-management directors.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, general and administrative expense decreased by 2.5% from $2.85 million to $2.78 million. As a percentage of total revenue, general and administrative expense increased 1.6 percentage points to 14.5%. The dollar value decrease was due mainly to decreased variable sales-related costs.

Although the dollar value decreased in both periods, general and administrative expense increased as a percentage of total revenue due to our fixed costs, such as professional services, which did not decrease with decreasing revenue and thereby became a larger percentage of total expenses.

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

Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, mutual fund distribution expense increased by 8.5%, from $0.11 million to $0.12 million. As a percentage of total revenue, mutual fund distribution expense increased 0.3 percentage points to 1.3%.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, mutual fund distribution expense increased by 10.9%, from $0.23 million to $0.25 million. As a percentage of total revenue, mutual fund distribution expense increased 0.3 percentage points to 1.3%.

In both periods, the increase in mutual fund distribution expense was due to higher average daily net assets held by financial institutions, particularly assets held in Institutional Class shares of the Hennessy Funds. Institutional Class shares of the Hennessy Funds are not subject to 12b-1 fees, which are fees that can be used by the Hennessy Funds to pay mutual fund distribution expenses that we would otherwise pay.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, sub-advisory fees expense decreased by 10.8%, from $2.3 million to $2.0 million. As a percentage of total revenue, sub-advisory fees expense increased 1.1 percentage points to 22.6%.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, sub-advisory fees expense decreased by 7.9%, from $4.7 million to $4.3 million. As a percentage of total revenue, sub-advisory fees expense increased 1.4 percentage points to 22.6%.

In both periods, the dollar value decrease in sub-advisory fees expense was due to decreased average daily net assets held in the sub-advised Hennessy Funds. Although the dollar value decreased, sub-advisory fees expense increased as a percentage of total revenue due to a larger decreases in average daily net assets held by the Hennessy Funds that we internally manage than in average daily net assets of the sub-advised Hennessy Funds.

Depreciation Expense: Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, depreciation expense increased by 13.0%, from $0.05 million to $0.06 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.7%.

Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, depreciation expense increased by 4.6%, from $0.114 million to $0.109 million. As a percentage of total revenue, depreciation expense remained the same at 0.6%.

In both periods, the increase in depreciation expense was a result of a higher fixed asset purchase base.

Interest Expense

Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, interest expense decreased by 13.0% from $0.30 million to $0.26 million. Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, interest expense decreased by 26.6% from $0.61 million to $0.45 million.

In both periods, the decrease in interest expense was due primarily to the decrease in the Company’s principal loan balance, which the Company repaid in full on March 26, 2020.

Income Tax Expense

Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, income tax expense decreased by 5.7%, from $0.84 million to $0.80 million. Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, income tax expense decreased by 17.8%, from $2.1 million to $1.8 million.

In both periods, the decrease in income tax expense was due primarily to lower net operating income in the current period, partially offset by a higher effective income tax rate due to changes in state apportionment factors.

Net Income

Comparing the three months ended March 31, 2019, to the three months ended March 31, 2020, net income decreased by 32.1%, from $2.9 million to $2.0 million. Comparing the six months ended March 31, 2019, to the six months ended March 31, 2020, net income decreased by 22.9%, from $6.0 million to $4.6 million.

In both periods, the decrease in net income was due to lower net operating income in the current period, partially offset by the higher effective income tax rate discussed above.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2020, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to borrow funds or access the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of March 31, 2020, was $3.3 billion, a decrease of $1.8 billion or 35.4%, compared to March 31, 2019. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2020, was $4.7 billion. As of March 31, 2020, we had cash and cash equivalents of $7.0 million and no debt.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Six Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$5,289	$5,464
Net cash used in investing activities	(779)	(1,858)
Net cash used in financing activities	(22,200)	(3,929)

Net decrease in cash and cash equivalents	$(17,690)	$(323)

The decrease in cash provided by operating activities of $0.2 million was due to decreased operating income.

The decrease in cash used in investing activities of $1.1 million was due to the first payment for the purchase of the assets related to the management of the BP Funds in the prior period, which was larger than the second payment for such assets in the current period.

The increase in cash used in financing activities of $18.3 million was due to the prepayment of the remaining outstanding balance payable under our term loan agreement with U.S. Bank, shares repurchased, and an increased dividend rate.

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

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, except for the addition of the risk factor set forth below:

A public health emergency, such as the widespread outbreak of an illness or any other communicable disease, including the recent COVID-19 pandemic, could materially and adversely affect our revenues.

The outbreak of a highly contagious form of coronavirus called COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility in global equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, travel prohibitions, and closures of offices, businesses, schools, retail stores, and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are significantly disrupting supply chains and economic activity, with a particularly adverse impact on the transportation, hospitality, tourism, and entertainment industries. As COVID-19 continues to spread, the extent of potential effects, including a global or regional economic recession, are increasingly uncertain and difficult to assess.

The magnitude of the continuing effect of a public health emergency on the Company’s performance depends on many factors, including its duration and scope, the extent of any related travel advisories and restrictions implemented, its impact on overall supply and demand, goods and services, investor liquidity, consumer confidence, and levels of economic activity, and the extent that it disrupts important global, regional, and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may materially and adversely impact the value and performance of the Hennessy Funds’ assets under management and the Hennessy Funds’ ability to source, manage, and divest investments and the Hennessy Funds’ ability to achieve their respective investment objectives, all of which could result in significant declines in the Company’s revenues. Additionally, a public health emergency may significantly adversely impact the operations of the Company as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings, and other factors, including its potential adverse impact on the health of the Company’s personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We purchased shares of our common stock pursuant to our stock buyback program. These purchases are presented in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020(1)	71,645	$10.28	71,645	730,832
February 1-29, 2020(1)	52,800	10.39	52,800	678,032
March 1-31, 2020(1)	81,664	9.12	81,664	596,368

Total	206,109	$9.85	206,109	596,368

(1)

We are authorized to purchase a maximum of 1,500,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. Of the amounts purchased shown in the table above, we purchased 56,936 shares in privately negotiated transactions and 149,173 shares in open market transactions.

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.
31.2	Rule 13a-14a Certification of the Principal Financial Officer.
32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.
32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.
101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2020, filed on May 14, 2020, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 14, 2020	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President