Form 10-Q
period 2020-06-30
HENNESSY ADVISORS INC
filed 2020-08-06
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 29, 2020, there were 7,263,786 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,708	$24,687
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	2,394	3,291
Prepaid expenses	421	633
Other accounts receivable	286	392

Total current assets	11,818	29,012

Property and equipment, net of accumulated depreciation of $1,557 and $1,379, respectively	288	361
Operating lease right-of-use asset	369	—
Management contracts	80,643	80,643
Other assets	192	192

Total assets	$93,310	$110,208

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$3,213	$5,538
Accrued purchase consideration payable	—	710
Current operating lease liability	441	—
Income taxes payable	815	672
Deferred rent	—	116
Current portion of long-term debt, net of debt issuance costs	—	4,327

Total current liabilities	4,469	11,363

Long-term debt, net of debt issuance costs and current portion	—	13,048
Deferred income tax liability, net	11,276	10,269

Total liabilities	15,745	34,680

Commitments and Contingencies (Note 10)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,263,781 shares issued and outstanding as of June 30, 2020, and 7,527,040 as of September 30, 2019	18,557	17,673
Retained earnings	59,008	57,855

Total stockholders’ equity	77,565	75,528

Total liabilities and stockholders’ equity	$93,310	$110,208

See Notes to Unaudited Condensed Financial Statements.

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue
Investment advisory fees	$6,366	$9,617	$24,016	$29,986
Shareholder service fees	529	825	2,002	2,556

Total revenue	6,895	10,442	26,018	32,542

Operating expenses
Compensation and benefits	1,797	2,676	6,724	8,328
General and administrative	1,074	1,360	3,854	4,212
Mutual fund distribution	109	126	363	355
Sub-advisory fees	1,569	2,285	5,893	6,980
Depreciation	63	56	177	165

Total operating expenses	4,612	6,503	17,011	20,040

Net operating income	2,283	3,939	9,007	12,502
Interest expense	—	257	447	866
Other income	(1)	(93)	(89)	(255)

Income before income tax expense	2,284	3,775	8,649	11,891
Income tax expense	509	1,118	2,276	3,267

Net income	$1,775	$2,657	$6,373	$8,624

Earnings per share
Basic	$0.24	$0.34	$0.86	$1.10

Diluted	$0.24	$0.34	$0.86	$1.10

Weighted average shares outstanding
Basic	7,262,042	7,706,654	7,376,167	7,846,257

Diluted	7,279,294	7,725,079	7,404,578	7,852,352

Cash dividends declared per share	$0.14	$0.11	$0.41	$0.33

See Notes to Unaudited Condensed Financial Statements.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2020
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	2,628	2,628
Dividends declared	—	—	(1,032)	(1,032)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,702	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,596	18	—	18
Stock-based compensation	—	447	—	447
Shares repurchased pursuant to stock buyback program	(64,787)	(128)	(557)	(685)

Balance at December 31, 2019	7,465,551	$18,030	$58,894	$76,924

Net income	—	—	1,970	1,970
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	46	—	—	—
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,835	18	—	18
Stock-based compensation	—	447	—	447
Shares repurchased pursuant to stock buyback program	(206,109)	(406)	(1,622)	(2,028)

Balance at March 31, 2020	7,261,323	$18,089	$58,231	$76,320

Net income	—	—	1,775	1,775
Dividends declared	—	—	(998)	(998)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	187	2	—	2
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,271	19	—	19
Stock-based compensation	—	447	—	447

Balance at June 30, 2020	7,263,781	$18,557	$59,008	$77,565

See Notes to Unaudited Condensed Financial Statements.

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2019
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

See Notes to Unaudited Condensed Financial Statements.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$6,373	$8,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177	165
Change in right-of-use asset and operating lease liability	(44)	—
Deferred income taxes	1,007	1,201
Stock-based compensation	1,341	1,667
Interest expense associated with debt issuance cost	125	94
Employee restricted stock forfeiture	—	(28)
Change in operating assets and liabilities
Investment fee income receivable	897	883
Prepaid expenses	212	144
Other accounts receivable	106	(22)
Accrued liabilities and accounts payable	(2,325)	(2,466)
Income taxes payable	143	(5)
Deferred rent	—	(37)

Net cash provided by operating activities	8,012	10,220

Cash flows from investing activities
Purchases of property and equipment	(104)	(177)
Payments related to management contracts	(710)	(1,769)

Net cash used in investing activities	(814)	(1,946)

Cash flows from financing activities
Principal payments on bank loan	(17,500)	(3,281)
Payment of debt issuance costs on bank loan amendment	—	(79)
Shares repurchased pursuant to stock buyback program	(2,713)	(4,016)
Restricted stock units purchased for employee tax withholding	—	(36)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	22	58
Dividend payments	(2,986)	(2,567)

Net cash used in financing activities	(23,177)	(9,921)

Net decrease in cash and cash equivalents	(15,979)	(1,647)
Cash and cash equivalents at the beginning of the period	24,687	25,395

Cash and cash equivalents at the end of the period	$8,708	$23,748

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,152	$2,258
Cash paid for interest	$381	$785

See Notes to Unaudited Condensed Financial Statements.

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2019, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2020, the Company’s operating results for the three and nine months ended June 30, 2020 and 2019, and the Company’s cash flows for the nine months ended June 30, 2020 and 2019. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2019, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

•	performing a daily reconciliation of portfolio positions and cash for the fund;

•	monitoring the liquidity of the fund;

•	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including its sub-advisor, as applicable), as feasible, conducting on-site visits to the fund’s service providers (including its sub-advisor, as applicable), monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•

preparing or reviewing materials for the Funds’ Board of Trustees presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

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

The Company waived a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund through expiration of the expense limitation agreement on November 30, 2019, and continues to waive a portion of its fees with respect to the Hennessy BP Energy Fund, the Hennessy BP Midstream Fund, and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenue. The waived fees are deducted from investment advisory fee income and reduce the aggregate amount of advisory fees received by the Company from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward basis.

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

(2) Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its purchased management contracts to determine if any impairment has occurred. The fair value of management contracts is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The fair value of the management contracts was estimated by applying the income approach. It has been determined that there was no impairment as of June 30, 2020, or September 30, 2019.

Under Accounting Standards Codification 350 — Intangibles – Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.

The Company completed its most recent asset purchase on October 26, 2018, when it purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (together, the “BP Funds”). At the completion of the transaction, this asset purchase added nearly $200 million to the Company’s assets under management. The purchase was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of July 10, 2018, between the Company and BP Capital Fund Advisors, LLC (“BP Capital”). Upon completion of the transaction, the assets related to the management of the BP Funds were reorganized into two new series of Hennessy Funds Trust called the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund, respectively. In connection with the transaction, BP Capital became the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

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

(4) Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use assets and current and long-term operating lease liabilities on the Company’s balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right-of-use assets or operating lease liabilities. Leases with initial terms of 12 months or less and certain office equipment leases that are deemed insignificant are not recorded on the balance sheet and are expensed as incurred and included within rent expense under general and administrative expense. Lease expense related to operating leases is recognized on a straight-line basis over the expected lease terms.

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

June 30, 2020
(In thousands, except years and percentages)
Operating lease right-of-use assets	$369
Current operating lease liability	$441
Long-term operating lease liability	$—
Weighted average remaining lease term	1.0
Weighted average discount rate	2.28%

For the nine months ended June 30, 2020, the Company’s lease payments related to its operating lease right-of-use assets totaled $330,708 and rent expense, which is recorded under general and administrative expense in the statements of income, totaled $286,080.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows as of June 30, 2020:

(In thousands)
Remainder of fiscal year 2020	$113
Fiscal year 2021	340

Total undiscounted cash flows	453
Present value discount	(12)

Total operating lease liabilities	$441

(5) Accrued Expenses

The detail of accrued expenses reflected on the Company’s balance sheet are as follows:

	June 30, 2020	September 30, 2019
	(In thousands)
Accrued bonus liabilities	$2,079	$3,888
Accrued sub-advisor fees	542	730
Other accrued expenses	592	920

Total accrued expenses	$3,213	$5,538

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

(7) Income Taxes

The Company’s effective income tax rates for the nine months ended June 30, 2020 and 2019, were 26.3% and 27.5%, respectively. The effective income tax rate was lower for the nine months ended June 30, 2020, due to changes in discrete items on the Company’s tax returns (mainly a reduction in disallowed executive compensation under Section 162(m) of the Internal Revenue Code).

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2020	2019	2018	2017	2016	2015	2014
Federal
United States	X	X	X	X	X	X	X
State
California	X	X	X	X	X	X	X
Colorado	X			X
Connecticut	X	X	X	X
District of Columbia	X	X	X	X	X
Florida	X	X	X	X
Georgia	X	X	X	X
Illinois	X	X	X	X	X	X
Indiana	X
Iowa	X	X	X
Louisiana	X	X
Maryland	X	X	X	X	X	X
Massachusetts	X	X	X	X	X	X
Michigan	X	X	X	X	X	X
Minnesota	X	X	X	X	X	X
New Hampshire	X	X	X	X	X	X
New Jersey	X
New York	X	X	X	X	X
North Carolina	X	X	X	X	X	X
Oregon	X	X
Pennsylvania	X	X	X
Texas	X	X	X	X	X	X
Wisconsin	X	X	X	X
Total State Jurisdictions	22	19	17	16	11	9	1

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

For the three and nine months ended June 30, 2020, the Company excluded 154,539 and 184,871 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. For the three and nine months ended June 30, 2019, the Company excluded 276,970 common stock equivalents in each period from the diluted earnings per share calculation because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on June 9, 2020, to shareholders of record as of May 26, 2020.

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

A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2020
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	313,669	$12.22
Granted	—	—
Vested (1)	(94,312)	(14.23)
Forfeited	—	—

Non-vested balance at end of period	219,357	$11.35

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

For the Nine Months Ended June 30, 2020
(In thousands, except years)
Total expected compensation expense related to RSUs	$14,975
Recognized compensation expense related to RSUs at reporting date	(12,484)

Unrecognized compensation expense related to RSUs at reporting date	$2,491

Weighted average remaining years to expense for RSUs	2.4

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan established in March 2015, to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 7,637 and 5,601 shares of common stock during the nine months ended June 30, 2020 and 2019, respectively. The maximum number of shares that may be issued under the DRSPP is 1,550,000, of which 1,531,707 shares remain available for issuance.

Although the Company may issue up to 1,550,000 shares of its common stock under the DRSPP, the Company intends to limit the issuances to less than 20% of the number of outstanding shares of the Company’s common stock in accordance with the listing requirements of The NASDAQ Capital Market. As of June 30, 2020, the Company had 7,263,781 shares outstanding. Therefore, the Company will not issue more than 1,452,756 shares of its common stock under the DRSPP without seeking shareholder approval.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company repurchased 270,896 shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2020. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company temporarily suspended repurchases under the stock buyback program as of March 24, 2020.

(10) Commitments and Contingencies

The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Certain leases provide for renewal options.

Total rent expense for the three and nine months ended June 30, 2020, was $0.1 million and $0.3 million, respectively. As of June 30, 2020, there were no material changes in the leasing arrangements that would have a significant effect on the future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. See Note 4 for additional disclosure regarding the Company’s leases.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$4,553	$—	$—	$4,553
Mutual fund investments	9	—	—	9

Total	$4,562	$—	$—	$4,562

Amounts included in:
Cash and cash equivalents	$4,553	$—	$—	$4,553
Investments in marketable securities	9	—	—	9

Total	$4,562	$—	$—	$4,562

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,816	$—	$—	$21,816
Mutual fund investments	9	—	—	9

Total	$21,825	$—	$—	$21,825

Amounts included in:
Cash and cash equivalents	$21,816	$—	$—	$21,816
Investments in marketable securities	9	—	—	9

Total	$21,825	$—	$—	$21,825

There were no transfers between levels during the nine months ended June 30, 2020, or the year ended September 30, 2019.

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

The Company adopted the new standard on October 1, 2019, using the modified retrospective method and the transition relief guidance provided by the FASB in ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” As a result, the Company did not update financial information or provide disclosures required under the new standard for dates and periods prior to October 1, 2019. In addition, the Company adopted the FASB’s lessee practical expedient option to combine lease and non-lease components for all asset classes and elected, as an accounting policy, not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less. Non-lease components are fixed costs, such as electricity or common area maintenance, that can be included in rent payments but are not a part of the underlying asset being capitalized. There were no such fixed costs associated with the Company’s capitalized right-of-use asset, so this election did not impact its financial statements.

As a result of adopting the new standard, the Company recorded operating lease right-of-use assets and operating lease liabilities of $652,686 and $768,899, respectively, as of October 1, 2019. The operating lease right-of-use assets were net of $116,213 in deferred rent adjustments that the Company previously recorded in deferred rent on the consolidated balance sheet as of September 30, 2019. Adopting the new standard did not result in any cumulative-effect adjustments to retained earnings or impact the Company’s statements of income or cash flows for the three and nine months ended June 30, 2020.

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general and financial economic conditions, including those relating to the COVID-19 pandemic, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Our Continuing Response to the COVID-19 Pandemic

In mid-March 2020, in response to the COVID-19 pandemic, we invoked our business continuity plan to ensure a smooth transition to remote work for all of our employees. We have continued to effectively operate the Company and remain committed to providing the same high level of services to the 16 Hennessy Funds and their shareholders. Further, we have undertaken various initiatives to ensure our continuing success in the work-from-home environment, including the following:

•	Regularly engaging with key partners and service providers to garner assurance regarding their ability to continue to provide high-quality services to us and to shareholders of the Hennessy Funds;

•	Keeping open lines of communication with our employees as they work from home to ensure seamless operations, strong interaction, and early identification of issues; and

•	Maintaining effective governance and internal controls in a remote work setting.

We continue to evaluate the COVID-19 pandemic and its effects, and, as the situation evolves, we will continue to revise our approach to these initiatives and take additional actions to meet the needs of our employees, our partners, and the Hennessy Funds and their shareholders. While we cannot reasonably estimate the duration and severity of the pandemic or its ultimate impact on the global economy and our business and revenues, we believe we are in the best position we can be to emerge from this crisis prepared for long-term growth.

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

We derive our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets of each Hennessy Fund. For investment advisory fees, the applicable percentage varies from fund to fund. For shareholder service fees, the percentage is consistent across all funds, but shareholder service fees are charged on Investor Class shares only. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each Hennessy Fund, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

The U.S. equity market rebounded sharply during the most recent quarter following the extreme sell-off due to the COVID-19 pandemic in March. For the nine months ended June 30, 2020, the Dow Jones Industrial Average was down 2.3% and the S&P 500 Index was up 5.71% on a total return basis. Small-cap and mid-cap stocks significantly underperformed large-cap stocks during the period as investors continue to favor large-cap technology stocks that have thrived during the last several months. As more people around the world have been faced with working and learning from home, many technology companies have been able to grow quite meaningfully. While the market has rallied from its March lows, several sectors of the economy continue to struggle due to the ongoing disruption to normal work, travel, and retail operations.

Long-term U.S. bond yields were nearly unchanged during the three months ended June 30, 2020, as economies around the world continue to attempt to reopen. Expanded unemployment benefits, the Paycheck Protection Program, and other fiscal efforts coupled with strong Federal Reserve actions earlier this year have helped to contain an otherwise depressed domestic economy. An unemployment rate that reached nearly 15% in April improved to 11% in June, due in part to stronger than expected consumer spending and businesses bringing furloughed employees back to work.

The Japanese equity market also rebounded during the most recent quarter. The Tokyo Stock Price Index was unchanged on a total return basis for the nine months ended June 30, 2020, after seeing 11% growth for the three months ended June 30, 2020 (in U.S.-dollar terms). Despite a double-digit decline for the last four months in exports, strong central bank actions have mitigated market losses. While the Tokyo Summer Olympics have been delayed until 2021, investors are focusing on promising reopening efforts in many parts of Asia. The prospect of a COVID-19 vaccine being approved and distributed late this year or early next year appears to have reassured investors.

Against this backdrop, each of the 16 Hennessy Funds posted positive returns for the most recent quarter ended June 30, 2020. However, over the one-year period ended June 30, 2020, only four of the Funds had positive returns. The five-year performance numbers remain strong with 11 of the Funds posting positive returns, and the 14 of the 16 Hennessy Funds that have a 10-year operating history achieved positive returns over both their 10-year and since inception periods ended June 30, 2020.

As always, we are committed to employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing and to providing superior service to investors. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing thought leadership and other resources to help them navigate through this unprecedented disruption. We operate a robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology both to retain assets and to drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to nearly 200,000 mutual fund accounts nationwide, which includes shareholders who employ financial advisors to assist them with investing and retail shareholders who invest directly with us. We serve approximately 16,000 financial advisors who utilize the Hennessy Funds on behalf of their clients, including 200 advisors who have purchased one of our Funds for the first time during the recent quarter. Approximately 17% of advisors owns two or more Hennessy Funds, and nearly 600 advisors hold a position of over $500,000, demonstrating strong brand loyalty.

Total assets under management as of June 30, 2020, was $3.5 billion, a decrease of $1.5 billion, or 30.3%, compared to June 30, 2019. The decrease in total assets during the 12-month period was primarily attributable to net outflows, but it was further impacted by significant market depreciation due to the COVID-19 pandemic in the quarter ended March 31, 2020.

The following table illustrates the changes quarter by quarter in our assets under management since June 30, 2019:

	Fiscal Quarters Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(In thousands)
Beginning assets under management	$3,319,932	$4,978,502	$4,873,839	$5,013,075	$5,135,937
Acquisition inflows	—	—	—	—	—
Organic inflows	104,742	161,368	187,057	130,352	142,155
Redemptions	(471,129)	(685,621)	(334,103)	(351,303)	(458,197)
Market appreciation (depreciation)	538,223	(1,134,317)	251,709	81,715	193,180

Ending assets under management	$3,491,768	$3,319,932	$4,978,502	$4,873,839	$5,013,075

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class for each quarter since June 30, 2019:

	Fiscal Quarters Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(In thousands)
Average assets under management - Investor Class	$2,130,287	$2,724,261	$3,160,832	$3,180,197	$3,311,023
Average assets under management - Institutional Class	1,318,522	1,653,242	1,787,459	1,741,646	1,778,999

Total	$3,448,809	$4,377,503	$4,948,291	$4,921,843	$5,090,022

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of June 30, 2020, this asset had a net balance of $80.6 million, unchanged since September 30, 2019.

The principal liability on our balance sheet has historically been bank debt. However, on March 26, 2020, we prepaid in full all principal, accrued interest, and costs and expenses outstanding under our term loan agreement. The aggregate prepayment amount was $15.4 million. As a result of this prepayment, as of June 30, 2020, the principal liability on our balance sheet is the deferred tax liability of $11.3 million generated due to the continued write off of management contracts for tax purposes, which creates a book-to-tax difference.

Results of Operations

The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue:
Investment advisory fees	$6,366	92.3%	$9,617	92.1%
Shareholder service fees	529	7.7	825	7.9

Total revenue	6,895	100.0	10,442	100.0

Operating expenses:
Compensation and benefits	1,797	26.1	2,676	25.6
General and administrative	1,074	15.6	1,360	13.0
Mutual fund distribution	109	1.6	126	1.2
Sub-advisory fees	1,569	22.8	2,285	22.0
Depreciation	63	0.8	56	0.5

Total operating expenses	4,612	66.9	6,503	62.3

Net operating income	2,283	33.1	3,939	37.7
Interest expense	—	—	257	2.5
Other income	(1)	(0.0)	(93)	(0.9)

Income before income tax expense	2,284	33.1	3,775	36.1
Income tax expense	509	7.4	1,118	10.7

Net income	$1,775	25.7%	$2,657	25.4%

	Nine Months Ended June 30,
	2020		2019
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$24,016	92.3%	$29,986	92.1%
Shareholder service fees	2,002	7.7	2,556	7.9

Total revenue	26,018	100.0	32,542	100.0

Operating expenses
Compensation and benefits	6,724	25.8	8,328	25.6
General and administrative	3,854	14.8	4,212	12.9
Mutual fund distribution	363	1.4	355	1.1
Sub-advisory fees	5,893	22.6	6,980	21.4
Depreciation	177	0.8	165	0.6

Total operating expenses	17,011	65.4	20,040	61.6

Net operating income	9,007	34.6	12,502	38.4
Interest expense	447	1.7	866	2.7
Other income	(89)	(0.3)	(255)	(0.8)

Income before income tax expense	8,649	33.2	11,891	36.5
Income tax expense	2,276	8.7	3,267	10.0

Net income	$6,373	24.5%	$8,624	26.5%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, total revenue decreased by 34.0%, from $10.4 million to $6.9 million, investment advisory fees decreased by 33.8%, from $9.6 million to $6.4 million, and shareholder service fees decreased by 35.9%, from $0.8 million to $0.5 million. Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, total revenue decreased by 20.0%, from $32.5 million to $26.0 million, investment advisory fees decreased by 19.9%, from $30.0 million to $24.0 million, and shareholder service fees decreased by 21.7%, from $2.6 million to $2.0 million.

In both periods, the decrease in investment advisory fees was due to decreased average daily net assets of the Hennessy Funds, which was primarily attributable to net outflows. In addition, market depreciation that largely resulted from the COVID-19 pandemic had a significant impact on our total assets under management in the quarter ended March 31, 2020, which put additional downward pressure on our average assets under management in the current quarter.

In both periods, the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds for the same reasons described in the paragraph above. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2020, was $3.4 billion, which represents a decrease of $1.6 billion, or 32.2%, compared to the three months ended June 30, 2019, and average daily net assets for the nine months ended June 30, 2020, was $4.3 billion, which represents a decrease of $1.0 billion, or 19.2%, compared to the nine months ended June 30, 2019. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2020, was the Hennessy Focus Fund, with $1.2 billion and $1.5 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and nine months ended June 30, 2020, was the Hennessy Gas Utility Fund, with $0.6 billion and $0.8 billion, respectively. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

The Hennessy Balanced Fund was the only Hennessy Fund with net inflows for the three and nine months ended June 30, 2020, which were $1.0 million and $0.7 million, respectively.

The Hennessy Funds with the three largest amounts of net outflows for the three and nine months ended June 30, 2020, were as follows:

Three Months Ended June 30, 2020
Fund Name	Amount
Hennessy Focus Fund	$(158) million
Hennessy Japan Fund	$(94) million
Hennessy Gas Utility Fund	$(43) million

Nine Months Ended June 30, 2020
Fund Name	Amount
Hennessy Focus Fund	$(453) million
Hennessy Gas Utility Fund	$(163) million
Hennessy Japan Fund	$(111) million

Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, redemptions as a percentage of assets under management decreased from an average of 4.1% per month to an average of 3.9% per month. Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, redemptions as a percentage of assets under management increased from an average of 3.0% per month to an average of 4.5% per month.

Operating Expenses

Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, total operating expenses decreased by 29.1%, from $6.5 million to $4.6 million. Although the dollar value of operating expense decreased, as a percentage of total revenue, operating expenses increased 4.6 percentage points to 66.9%. The dollar value decrease in operating expenses was due to decreases in all expense categories other than depreciation expense, which moderately increased.

Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, total operating expenses decreased by 15.1%, from $20.0 million to $17.0 million. Although the dollar value of operating expense decreased, as a percentage of total revenue, operating expense increased 3.8 percentage points to 65.4%. The dollar value decrease in operating expenses was due to decreases in all expense categories other than mutual fund distribution expense and depreciation expense, both of which moderately increased.

Although the dollar value decreased in both periods, operating expenses increased as a percentage of total revenue due to our fixed costs, which did not decrease with decreasing revenue and thereby became a larger percentage of total operating expenses.

Compensation and Benefits Expense: Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, compensation and benefits expense decreased by 32.8%, from $2.7 million to $1.8 million. Although the dollar value decreased, as a percentage of total revenue, compensation and benefits expense increased 0.5 percentage points to 26.1%.

Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2019, compensation and benefits expense decreased by 19.3%, from $8.3 million to $6.7 million. Although the dollar value decreased, as a percentage of total revenue, compensation and benefits expense increased 0.2 percentage points to 25.8%.

In both periods, the dollar value decrease in compensation and benefits expense was due primarily to a decrease in incentive-based compensation and secondarily to temporary 25% salary reductions taken voluntarily by our executive officers for the period from May 1, 2020, through September 30, 2020. Although the dollar value decreased in both periods, compensation and benefits expense increased nominally as a percentage of total revenue due to our fixed salary and benefits costs, which did not decrease with decreasing revenue (other than the temporary voluntary salary reductions taken by our executive officers) and thereby became a larger percentage of total expenses.

General and Administrative Expense: Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, general and administrative expense decreased by 21.0%, from $1.4 million to $1.1 million. Although the dollar value decreased, as a percentage of total revenue, general and administrative expense increased 2.6 percentage points to 15.6%. The dollar value decrease was due mainly to decreased travel and conference-related expense due to limitations on these activities resulting from the shelter-in-place orders and related travel restrictions brought about by the COVID-19 pandemic.

Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, general and administrative expense decreased by 8.5%, from $4.2 million to $3.9 million. Although the dollar value decreased, as a percentage of total revenue, general and administrative expense increased 1.9 percentage points to 14.8%. The dollar value decrease was due mainly to decreased restricted stock expense for non-management directors.

Although the dollar value decreased in both periods, general and administrative expense increased as a percentage of total revenue due to our fixed costs, such as D&O/E&O insurance and rent expense for office facilities, which did not decrease with decreasing revenue and thereby became a larger percentage of total expenses.

Mutual Fund Distribution Expense: Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such institution are less than a threshold amount. In such cases, we pay the minimum fee.

Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, mutual fund distribution expense decreased by 13.5%, from $0.13 million to $0.11 million. Although the dollar value decreased, as a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 1.6%. The dollar value decrease in mutual fund distribution expense was due to lower average daily net assets held at financial institutions, which was driven in large part by significant market depreciation in the quarter ended March 31, 2020, that primarily resulted from the COVID-19 pandemic.

Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, mutual fund distribution expense increased by 2.3%, from $0.355 million to $0.363 million. As a percentage of total revenue, mutual fund distribution expense increased 0.3 percentage points to 1.4%. The increase in mutual fund distribution expense was primarily due to an increase in minimum fee assessments by financial institutions, which we pay, as a result of lower average daily net assets of the Hennessy Funds held at financial institutions.

Sub-Advisory Fees Expense: Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, sub-advisory fees expense decreased by 31.3%, from $2.3 million to $1.6 million. Although the dollar value decreased, as a percentage of total revenue, sub-advisory fees expense increased 0.8 percentage points to 22.8%.

Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, sub-advisory fees expense decreased by 15.6%, from $7.0 million to $5.9 million. Although the dollar value decreased, as a percentage of total revenue, sub-advisory fees expense increased 1.2 percentage points to 22.6%.

In both periods, the dollar value decrease in sub-advisory fees expense was due to decreased average daily net assets held in the sub-advised Hennessy Funds. Although the dollar value decreased, sub-advisory fees expense increased as a percentage of total revenue due to a larger decrease in average daily net assets held by the Hennessy Funds that we internally manage than in average daily net assets of the sub-advised Hennessy Funds.

Depreciation Expense: Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, depreciation expense increased by 12.5%, from $0.056 million to $0.063 million. As a percentage of total revenue, depreciation expense increased 0.3 percentage points to 0.8%.

Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, depreciation expense increased by 7.3% from $0.165 million to $0.177 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.8%.

In both periods, the increase in depreciation expense was a result of higher fixed assets purchase base.

Interest Expense

Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, interest expense decreased by 100% from $0.3 million to zero. Comparing the nine months ended June 30, 2019 to the nine months ended June 30, 2020, interest expense decreased by 48.4% from $0.9 million to $0.4 million.

In both periods, the decrease in interest expense was due primarily to the decrease in the Company’s principal loan balance, which the Company repaid in full on March 26, 2020.

Income Tax Expense

Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, income tax expense decreased by 54.5%, from $1.1 million to $0.5 million. Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, income tax expense decreased by 30.3% from $3.3 million to $2.3 million.

In both periods, the decrease in income tax expense was due primarily to lower net operating income in the current period, and further decreased due to a lower effective income tax rate that resulted from changes in discrete items on our tax returns (mainly a reduction in disallowed executive compensation under Section 162(m) of the Internal Revenue Code).

Net Income

Comparing the three months ended June 30, 2019, to the three months ended June 30, 2020, net income decreased by 33.2%, from $2.7 million to $1.8 million. Comparing the nine months ended June 30, 2019, to the nine months ended June 30, 2020, net income decreased by 26.1%, from $8.6 million to $6.4 million.

In both periods, the decrease in net income was due to lower net operating income in the current period, partially offset by the lower effective income tax rate discussed above.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2020, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by seeking to borrow funds or access the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of June 30, 2020, was $3.5 billion, a decrease of $1.5 billion, or 30.3%, compared to June 30, 2019. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2020, was $4.3 billion. As of June 30, 2020, we had cash and cash equivalents of $8.7 million and no debt.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Nine Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$8,012	$10,220
Net cash used in investing activities	(814)	(1,946)
Net cash used in financing activities	(23,177)	(9,921)

Net decrease in cash and cash equivalents	$(15,979)	$(1,647)

The decrease in cash provided by operating activities of $2.2 million was due to decreased operating income.

The decrease in cash used in investing activities of $1.1 million was due to the first payment for the purchase of the assets related to the management of the BP Funds in the prior period, which was larger than the second payment for such assets in the current period.

The increase in cash used in financing activities of $13.3 million was due to the prepayment of the remaining outstanding balance payable under our term loan agreement with U.S. Bank, shares repurchased, and an increased dividend rate.

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

We face risks related to the COVID-19 pandemic that have, and are expected to continue to have, an adverse impact on our business and financial performance.

The COVID-19 pandemic has adversely impacted global commercial activity, and contributed to significant volatility in global equity and debt markets. The global impact of the COVID-19 pandemic is rapidly evolving, and many countries have reacted by instituting quarantines, travel prohibitions, and closures of offices, businesses, schools, retail stores, and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, are significantly disrupting supply chains and economic activity, with a particularly adverse impact on the transportation, hospitality, tourism, and entertainment industries. As COVID-19 continues to spread, the extent of potential effects, including a global or regional economic recession, are increasingly uncertain and difficult to assess.

The magnitude of the continuing effect of the COVID-19 pandemic on the Company’s performance depends on many factors, including its duration and scope, the extent of any related travel advisories and restrictions implemented, its impact on overall supply and demand, goods and services, investor liquidity, consumer confidence, and levels of economic activity, and the extent that it disrupts important global, regional, and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has adversely impacted, and may, in the future, materially and adversely impact the value and performance of the Hennessy Funds’ assets under management and the Hennessy Funds’ ability to source, manage, and divest investments and the Hennessy Funds’ ability to achieve their respective investment objectives, all of which has and could continue to result in significant declines in the Company’s revenues. Additionally, the COVID-19 pandemic may significantly adversely impact the operations of the Company as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings, and other factors, including its potential adverse impact on the health of the Company’s personnel.

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2020, filed on August 6, 2020, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 6, 2020	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President