Form 10-K
period 2020-09-30
HENNESSY ADVISORS INC
filed 2020-12-01
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, based on the closing price of $7.59 on March 31, 2020, was $31,480,717.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 27, 2020, there were 7,357,201 shares of Common Stock (no par value) issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

HENNESSY ADVISORS, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”) is a publicly traded investment management firm whose primary business activity is managing, servicing, and marketing a family of open-end mutual funds branded as the Hennessy Funds. We are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Our firm was founded on these principles over 30 years ago, and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to shareholders of the Hennessy Funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with each fund’s investment objectives, policies, and restrictions), monitoring each fund’s compliance with its investment restrictions and federal securities laws, monitoring the liquidity of each fund, reviewing each fund’s investment performance, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ adherence to the fund’s investment objectives, policies, and restrictions, monitoring and overseeing other service providers, maintaining in-house marketing and distribution departments, preparing and distributing regulatory reports, and monitoring and overseeing distribution through third-party financial intermediaries. Shareholder services include maintaining a toll-free number that the current investors in the Hennessy Funds may call to ask questions about the funds or their accounts or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our total revenue increases or decreases as our average assets under management rises or falls. The percentage amount of the investment advisory fees varies from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds.

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

Our average assets under management for fiscal year 2020 was $4.1 billion, and our total assets under management as of the end of fiscal year 2020 was $3.6 billion. Although our total AUM has fluctuated up and down throughout our history, it was 851% higher as of the end of fiscal year 2020 than our total AUM of $375 million as of the end of fiscal year 2002, which was our first fiscal year as a public company.

Our business strategy centers on (i) organic growth through our marketing, sales, and distribution efforts and (ii) growth through strategic purchases of management-related assets.

HISTORICAL CALENDAR YEAR TIMELINE

1989	In February, we were founded as a California corporation under our previous name, Edward J. Hennessy, Inc., and registered as a broker-dealer with the Financial Industry Regulatory Authority.

1996	In March, we launched our first mutual fund, the Hennessy Balanced Fund.

1998	In October, we launched our second mutual fund, the Hennessy Total Return Fund.

2000	In June, we successfully completed our first asset purchase by purchasing the assets related to the management of two funds previously managed by Netfolio, Inc. (“Netfolio”) and changed the fund names to the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. The amount of the purchased assets as of the closing date totaled approximately $197 million.

2002	In May, we successfully completed a self-underwritten initial public offering of our stock by raising $5.7 million at an offering price of $1.98 (HNNA.OB) and changed our firm name to Hennessy Advisors, Inc. Our total assets under management at the time of our initial public offering was approximately $358 million.

2003	In September, we purchased the assets related to the management of a fund previously managed by SYM Financial Corporation and reorganized the assets of such fund into the newly created Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date was approximately $35 million.

2004	In March, we purchased the assets related to the management of five funds previously managed by Lindner Asset Management, Inc. and reorganized the assets of such funds into four of our existing Hennessy Funds. The amount of the purchased assets as of the closing date totaled approximately $301 million.

2005	In July, we purchased the assets related to the management of a fund previously managed by Landis Associates LLC and changed the fund name to the Hennessy Cornerstone Growth, Series II Fund. The amount of the purchased assets as of the closing date was approximately $299 million.

2007	In November, we launched the Hennessy Micro Cap Growth Fund, LLC, a non-registered private pooled investment fund.

2009

In March, we purchased the assets related to the management of two funds previously managed by RBC Global Asset Management (U.S.) Inc. and reorganized the assets of such funds into the newly created Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund. In conjunction with the completion of the transaction, RBC Global Asset Management (U.S.) Inc. became the sub-advisor to the Hennessy Large Value Fund. The amount of the purchased assets as of the closing date totaled approximately $158 million.

In September, we purchased the assets related to the management of two funds previously managed by SPARX Investment & Research, USA, Inc. and sub-advised by SPARX Asset Management Co., Ltd. and changed the fund names to the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. In conjunction with the completion of the transaction, SPARX Asset Management Co., Ltd. became the sub-advisor to both funds. The amount of the purchased assets as of the closing date totaled approximately $74 million.

2011	In October, we reorganized the assets of the Hennessy Cornerstone Growth, Series II Fund into the Hennessy Cornerstone Growth Fund.

2012

In October, we purchased the assets related to the management of 10 funds previously managed by FBR Fund Advisers (the “FBR Funds”). We reorganized the assets of three of the FBR Funds into existing Hennessy Funds and reorganized the assets of the seven other FBR Funds into newly created series of the Hennessy Funds. In conjunction with the completion of the transaction, Broad Run Investment Management, LLC became the sub-advisor to the Hennessy Focus Fund, FCI Advisors became the sub-advisor to the Hennessy Equity and Income Fund (fixed income allocation) and the Hennessy Core Bond Fund, and The London Company of Virginia, LLC became the sub-advisor to the Hennessy Equity and Income Fund (equity allocation). The amount of the purchased assets as of the closing date was approximately $2.2 billion.

In December, we closed the Hennessy Micro Cap Growth Fund, LLC.

2014	In April, our common stock began trading on The NASDAQ Capital Market.

2015

In September, we completed a self-tender offer, under which we repurchased 1,500,000 shares of our common stock at $16.67 per share.

In June, we launched Institutional Class shares for the Hennessy Japan Small Cap Fund and the Hennessy Large Cap Financial Fund.

2016	In September, we purchased the assets related to the management of two funds previously managed by Westport Advisers, LLC and reorganized the assets of such funds into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $435 million.

2017

In February, we liquidated the Hennessy Core Bond Fund and reorganized the Hennessy Large Value Fund into the Hennessy Cornerstone Value Fund. Additionally, for the Hennessy Technology Fund, we implemented changes to the investment strategy and the portfolio management team.

In March, we launched Institutional Class shares for the Hennessy Gas Utility Fund.

In December, we purchased the assets related to the management of two funds previously managed by Rainier Investment Management, LLC (“Rainier”) and reorganized the assets of such funds into the Hennessy Cornerstone Large Growth Fund and the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $122 million.

2018

In January, we purchased the assets related to the management of a third fund previously managed by Rainier and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $253 million.

In October, we purchased the assets related to the management of the two funds previously managed by BP Capital Fund Services, LLC and reorganized the assets of such funds into the newly created Hennessy BP Energy Fund and the Hennessy BP Midstream Fund. In connection with the transaction, BP Capital Fund Services, LLC became the sub-adviser to both funds. The amount of the purchased assets as of the closing date totaled approximately $200 million.

2019	During the year, we repurchased an aggregate of 560,734 shares of our common stock pursuant to our stock buyback program.

2020	In the first three months of the year, we repurchased an aggregate of 206,109 shares of our common stock pursuant to our stock buyback program.

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

Hennessy Small Cap Financial Fund

Hennessy Technology Fund

Domestic Equity Funds

Five of the Hennessy Funds are categorized as Domestic Equity products. Of those five funds, four utilize a quantitative investment strategy and one is actively managed, and they all employ consistent and disciplined approaches to investing. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Domestic Equity product category:

•

Hennessy Cornerstone Growth Fund (Investor Class symbol HFCGX; Institutional Class symbol HICGX). The Hennessy Cornerstone Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database with market capitalizations exceeding $175 million, this fund invests in the 50 common stocks with the highest one-year price appreciation that also have price-to-sales ratios below 1.5, higher annual earnings than in the previous year, and positive stock price appreciation over the prior three-month and six-month periods.

•

Hennessy Focus Fund (Investor Class symbol HFCSX; Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by maintaining a highly concentrated portfolio of approximately 20 companies whose valuations in the market are modest, that earn higher than average economic returns, that are well managed, and that have ample opportunity to reinvest excess profits at above-average rates. This fund’s holdings are conviction-weighted, with 60-80% of its assets typically concentrated in what the portfolio managers believe to be the fund’s top 10 investments.

•

Hennessy Cornerstone Mid Cap 30 Fund (Investor Class symbol HFMDX; Institutional Class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid-cap growth-oriented common stocks using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database with market capitalizations between $1 billion and $10 billion, this fund invests in the 30 common stocks with the highest one-year price appreciation that also have price-to-sales ratios below 1.5, higher annual earnings than in the previous year, and positive stock price appreciation over the prior three-month and six-month periods.

•

Hennessy Cornerstone Large Growth Fund (Investor Class symbol HFLGX; Institutional Class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database, this fund invests in the 50 stocks that meet the following criteria, in the specified order: (1) above-average market capitalization; (2) a price-to-cash-flow ratio less than the median of the remaining securities; (3) positive total capital; and (4) the highest one-year return on total capital.

•

Hennessy Cornerstone Value Fund (Investor Class symbol HFCVX; Institutional Class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying common stocks using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database, this fund invests in the 50 stocks with the highest dividend yield that also have above-average market capitalizations, above-average number of shares outstanding, 12-month sales that are 50% greater than the average, and above-average cash flows.

Multi-Asset Funds

Three of the Hennessy Funds are categorized as Multi-Asset products. Of those three funds, two utilize a quantitative investment strategy and one is actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to mutual funds containing only equity stocks. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Multi-Asset product category:

•

Hennessy Total Return Fund (Investor Class symbol HDOGX). The Hennessy Total Return Fund seeks total return, consisting of capital appreciation and current income, by investing approximately 50% of its assets in the 10 highest dividend-yielding common stocks of the Dow Jones Industrial Average (known as the “Dogs of the Dow”) in roughly equal dollar amounts and the remaining 50% of its assets in U.S. Treasury securities with a maturity of less than one year. This fund then utilizes a borrowing strategy that allows the fund’s performance to approximate what it would be if the fund had an asset allocation of roughly 75% Dogs of the Dow stocks and 25% U.S. Treasury securities.

•

Hennessy Equity and Income Fund (Investor Class symbol HEIFX; Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks income and long-term capital growth with reduced volatility of returns by investing approximately 60% of its assets in common stock, preferred stock, and convertible securities and approximately 40% of its assets in high-quality corporate, agency, and government bonds.

•

Hennessy Balanced Fund (Investor Class symbol HBFBX). The Hennessy Balanced Fund seeks a combination of capital appreciation and current income by investing approximately 50% of its assets in roughly equal dollar amounts in the Dogs of the Dow stocks but limits exposure to market risk and volatility by investing approximately 50% of its assets in U.S. Treasury securities with a maturity of less than one year.

Sector and Specialty Funds

Eight of the Hennessy Funds are categorized as Sector and Specialty products. Of those eight funds, one is designed as an index fund and the other seven are actively managed, and each focuses on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•

Hennessy BP Energy Fund (Investor Class symbol HNRGX; Institutional Class symbol HNRIX). The Hennessy BP Energy Fund seeks total return by investing in companies operating in the United States in a capacity related to the supply, transportation, production, transmission, or demand of energy, also known as the energy value chain. The portfolio managers use a proprietary research and investment process that involves fundamental and quantitative analysis of various macroeconomic and commodity price and other factors to select this fund’s investments and determine the weighting of each investment.

•

Hennessy BP Midstream Fund (Investor Class symbol HMSFX; Institutional Class symbol HMSIX). The Hennessy BP Midstream Fund seeks capital appreciation through distribution growth and current income by investing in midstream energy infrastructure companies, including master limited partnerships, that own and operate assets used in the transporting, storing, gathering, processing, distributing, or marketing of natural gas, natural gas liquids, crude oil, refined products, coal, or electricity or that provide energy-related equipment and services. The portfolio managers combine a top-down deductive reasoning approach with a detailed bottom-up analysis of individual companies.

•

Hennessy Gas Utility Fund (Investor Class symbol GASFX; Institutional Class symbol HGASX). The Hennessy Gas Utility Fund seeks income and capital appreciation by investing in companies that are members of the American Gas Association (“AGA”) in approximately the same percentage as the percentage weighting of such company in the AGA Stock Index. The AGA Stock Index is a capitalization-weighted index that consists of publicly traded member companies of the AGA whose securities are traded on a U.S. stock exchange. The index is adjusted monthly for the percentage of natural gas assets on each company’s balance sheet.

•

Hennessy Japan Fund (Investor Class symbol HJPNX; Institutional Class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in equity securities of Japanese companies. Using in-depth analysis and on-site research, the portfolio managers focus on stocks with a potential “value gap” by screening for companies that they believe have strong businesses and management and are trading at attractive prices. The portfolio managers limit the portfolio to what they consider to be their best ideas and maintain a concentrated number of holdings.

•

Hennessy Japan Small Cap Fund (Investor Class symbol HJPSX; Institutional Class symbol HJSIX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in equity securities of smaller Japanese companies, typically considered to be companies with market capitalizations in the bottom 20% of all publicly traded Japanese companies. Using in-depth analysis and on-site research, the portfolio managers focus on stocks with a potential “value gap” by screening for small-cap companies that the portfolio managers believe have strong businesses and management and are trading at attractive prices. The portfolio managers limit the portfolio to what they consider to be their best ideas and is unconstrained by its benchmarks.

•

Hennessy Large Cap Financial Fund (Investor Class symbol HLFNX; Institutional Class symbol HILFX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in securities of large-cap companies principally engaged in the business of providing financial services, including information technology companies that are primarily engaged in providing products or services to financial services companies.

•

Hennessy Small Cap Financial Fund (Investor Class symbol HSFNX; Institutional Class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in securities of small-cap companies principally engaged in the business of providing financial services.

•

Hennessy Technology Fund (Investor Class symbol HTECX; Institutional Class symbol HTCIX). The Hennessy Technology Fund seeks long-term capital appreciation by investing in securities of companies principally engaged in the research, design, development, manufacturing, or distributing of products or services in the technology industry. From the investable common stocks of public companies in the S&P Capital IQ Database with market capitalizations exceeding $175 million, this fund invests in approximately 60 stocks (weighted equally by dollar amount) that the portfolio managers believe demonstrate sector-leading cash flows and profits, a history of delivering returns in excess of cost of capital, attractive relative valuations, ability to generate cash, attractive balance sheet risk profiles, and prospects for sustainable profitability.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each Hennessy Fund and its relevant benchmark indices for the one-year, three-year, five-year, and ten-year (or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2020.

Returns are presented net of all expenses borne by mutual fund shareholders, but are not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is no guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HICGX	5.93%	-1.70%	3.18%	8.74%
Investor Class Share—HFCGX	5.66%	-2.03%	2.86%	8.42%
Russell 2000® Index (1)	0.39%	1.77%	8.00%	9.85%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HFCIX	0.68%	7.14%	9.15%	12.20%
Investor Class Share—HFCSX	0.31%	6.75%	8.75%	11.84%
Russell 3000® Index (3)	15.00%	11.65%	13.69%	13.48%
Russell Midcap® Growth Index (4)	23.23%	16.23%	15.53%	14.55%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HIMDX	12.18%	0.78%	2.97%	9.68%
Investor Class Share—HFMDX	11.70%	0.42%	2.61%	9.31%
Russell Midcap® Index (5)	15.00%	11.65%	13.69%	13.48%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HILGX	5.74%	6.65%	9.36%	10.46%
Investor Class Share—HFLGX	5.44%	6.33%	9.06%	10.19%
Russell 1000® Index (6)	16.01%	12.38%	14.09%	13.76%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HICVX	-13.00%	-1.76%	5.65%	7.41%
Investor Class Share—HFCVX	-13.16%	-1.95%	5.41%	7.17%
Russell 1000® Value Index (7)	-5.03%	2.63%	7.66%	9.95%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share—HDOGX	-9.54%	0.89%	5.91%	6.92%
75/25 Blended DJIA/Treasury Index (8)	5.08%	8.17%	10.92%	9.74%
Dow Jones Industrial Average (9)	5.70%	9.98%	14.02%	12.69%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HEIIX	7.00%	6.39%	7.48%	8.27%
Investor Class Share—HEIFX	6.61%	5.98%	7.07%	7.91%
Blended Balanced Index (10)	12.21%	9.49%	10.03%	9.53%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share—HBFBX	-6.18%	0.91%	4.43%	4.53%
50/50 Blended DJIA/Treasury Index (11)	4.79%	6.46%	7.93%	6.90%
Dow Jones Industrial Average (9)	5.70%	9.98%	14.02%	12.69%

				Since Inception
Hennessy BP Energy Fund*	One Year	Three Years	Five Years	(12/31/13)
Institutional Class Share—HNRIX	-42.44%	-24.08%	-10.55%	-11.63%
Investor Class Share—HNRGX	-42.54%	-24.27%	-10.80%	-11.84%
S&P 500® Energy Index (12)	-45.24%	-20.42%	-9.70%	-11.58%
S&P 500® Index (2)	15.15%	12.28%	14.15%	11.52%

				Since Inception
Hennessy BP Midstream Fund*	One Year	Three Years	Five Years	(12/31/13)
Institutional Class Share—HMSIX**	-46.24%	-22.04%	-11.40%	-11.27%
Investor Class Share—HMSFX	-46.40%	-22.24%	-11.63%	-11.49%
Alerian MLP Index (13)	-48.35%	-20.75%	-11.58%	-11.58%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HGASX**	-14.90%	-0.58%	4.18%	8.88%
Investor Class Share—GASFX	-15.16%	-0.91%	3.93%	8.75%
AGA Stock Index (14)	-14.26%	0.27%	5.22%	9.66%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HJPIX	20.51%	11.54%	15.25%	13.57%
Investor Class Share—HJPNX	20.00%	11.08%	14.80%	13.19%
Russell/Nomura Total MarketTM Index (15)	7.36%	3.69%	8.13%	6.84%
Tokyo Stock Price Index (TOPIX) (16)	7.38%	3.59%	7.94%	6.81%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HJSIX**	8.87%	5.48%	12.46%	13.06%
Investor Class Share—HJPSX	8.45%	5.05%	12.10%	12.85%
Russell/Nomura Small CapTM Index (17)	7.49%	1.37%	8.68%	8.62%
Tokyo Stock Price Index (TOPIX) (16)	7.38%	3.59%	7.94%	6.81%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HILFX**	7.37%	6.90%	10.46%	9.95%
Investor Class Share—HLFNX	7.07%	6.57%	10.05%	9.74%
Russell 1000® Index Financials (18)	-6.48%	4.65%	9.85%	11.13%
Russell 1000® Index (7)	-5.03%	2.63%	7.66%	9.95%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HISFX	-28.25%	-12.59%	-1.60%	4.27%
Investor Class Share—HSFNX	-28.38%	-12.87%	-1.94%	3.95%
Russell 2000® Index Financials (19)	-23.05%	-6.76%	2.85%	7.84%
Russell 2000® Index (1)	0.39%	1.77%	8.00%	9.85%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HTCIX**	16.87%	14.59%	14.48%	10.17%
Investor Class Share—HTECX	16.56%	14.31%	14.15%	9.87%
NASDAQ Composite Index (20)	40.96%	21.05%	20.63%	18.15%
S&P 500® Index (2)	15.15%	12.28%	14.15%	13.74%

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
(8)

The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the ICE BofAML U.S. 3-Month Treasury Bill Index, which comprises U.S. Treasury securities maturing in three months.

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

(12)	The S&P 500® Energy Index comprises those companies included in the S&P 500® that are classified in the Energy sector.
(13)	The Alerian MLP Index comprises companies that earn a majority of their cash flow from midstream activities involving energy commodities.
(14)	The AGA Stock Index is a capitalization-weighted index consisting of publicly traded members of the American Gas Association whose securities are traded on a U.S. stock exchange.
(15)	The Russell/Nomura Total Market™ Index contains the top 98% of all stocks listed on Japan’s stock exchanges and registered on Japan’s over-the-counter market based on market capitalization.
(16)	The Tokyo Stock Price Index (TOPIX) is a market capitalization-weighted index of all of the companies listed on the First Section of the Tokyo Stock Exchange.
(17)	The Russell/Nomura Small Cap™ Index contains the bottom 15% of the Russell/Nomura Total Market™ Index based on market capitalization.
(18)	The Russell 1000® Index Financials is a subset of the Russell 1000® Index that measures the performance of the securities classified in the financials sector of the large-cap U.S. equity market.
(19)	The Russell 2000® Index Financials is a subset of the Russell 2000® Index that measures the performance of the securities classified in the financials sector of the small-cap U.S. equity market.
(20)	The NASDAQ Composite Index comprises all common stocks listed on The NASDAQ Stock Market.

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

The Alerian MLP Index is a servicemark of GKD Index Partners. LLC d/b/a Alerian (“Alerian”), and its use is granted under a license from Alerian. Alerian makes no express or implied warranties, representations, or promises regarding the originality, merchantability, suitability, or fitness for a particular purpose or use with respect to the Alerian indices. No party may rely on, and Alerian does not accept any liability for any errors, omissions, interruptions, or defects in, the Alerian indices or underlying data.

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

The following table summarizes our assets under management:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(In thousands)
Beginning assets under management	$4,873,839	$6,197,617	$6,612,812
Acquisition inflows	—	194,948	374,361
Organic inflows	571,195	825,541	1,193,270
Redemptions	(1,771,127)	(2,374,734)	(2,376,180)
Market appreciation (depreciation)	(109,310)	30,467	393,354

Ending assets under management	$3,564,597	$4,873,839	$6,197,617

As stated above, the amount of fees we receive for providing investment advisory and shareholder services increases or decreases as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisory fees:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(In thousands)
Investment advisory fees	$30,831	$39,357	$50,235
Shareholder service fees	2,558	3,358	4,355

Subtotal	33,389	42,715	54,590
Sub-advisory fees	(7,573)	(9,228)	(10,461)

Revenue, net of sub-advisory fees	$25,816	$33,487	$44,129

Investment Advisory Agreements and Fees

We provide investment advisory services to the Hennessy Funds pursuant to investment advisory agreements with Hennessy Funds Trust. Our provision of investment advisory services to the Hennessy Funds is subject to the oversight of the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”) and must be in accordance with the applicable Hennessy Fund’s investment advisory agreement, Prospectus, and Statement of Additional Information. The services that we provide to each Hennessy Fund pursuant to these investment advisory agreements include, among other things, the following:

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

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub-advisor), conducting on-site visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance during the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third-party platforms;

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

In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2020, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

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

We waived a portion of our fees with respect to (i) the Hennessy Cornerstone Large Growth Fund through the expiration of the expense limitation agreement on November 30, 2019, (ii) the Hennessy BP Energy Fund during the second half of fiscal year 2020, and (iii) the Hennessy BP Midstream Fund and the Hennessy Technology Fund throughout fiscal year 2020, in each case to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees we receive from such fund in the subsequent month. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would apply only on a going-forward basis.

Our investment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the disinterested trustees. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement would terminate. First, an investment advisory agreement automatically terminates if we assign it to another advisor (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or us.

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

•	ensuring that its compliance programs include policies and procedures relevant to the fund and the sub-advisor’s duties as a portfolio manager to the fund;

•	for each annual report of the fund, preparing a written summary of the fund’s performance during the most recent 12-month period; and

•

providing a quarterly certification to Funds’ Board of Trustees regarding trading and allocation practices, supervisory matters, the sub-advisor’s compliance program (including its code of ethics), compliance with the fund’s policies, and general firm updates.

In exchange for sub-advisory services, we pay sub-advisory fees to the sub-advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor for such fund, and the percentage used to calculate the annual sub-advisory fees payable by us to such fund’s sub-advisor as of the end of fiscal year 2020:

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

Shareholder Servicing Agreements and Fees

Pursuant to a shareholder servicing agreement with Hennessy Funds Trust, we provide shareholder services to shareholders of the Hennessy Funds including, among other things, maintaining a toll-free number that the current investors in the Hennessy Funds may call to ask questions about the funds or their accounts or to get help with processing exchange and redemption requests or changing account options. In exchange for these services, we receive a shareholder service fee from each Hennessy Fund of 0.10% of the average daily net assets of such fund’s Investor Class shares.

The shareholder servicing agreement must be renewed annually by the Funds’ Board of Trustees, including the vote of a majority of the disinterested trustees. If the shareholder servicing agreement is not renewed, it terminates automatically. In addition, the shareholder servicing agreement may be terminated prior to its expiration upon 60 days’ written notice by Hennessy Funds Trust or us.

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

The 12b-1 fee for each Hennessy Fund is 0.15% of the average daily net assets of such fund’s Investor Class shares.

CUSTODIAL, DISTRIBUTION, AND BROKERAGE ARRANGEMENTS

We use independent third parties for custody and distribution of our assets under management.

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

We run a comprehensive and far-reaching public relations program designed to disseminate our message to a wide variety of potential investors through frequent television appearances, radio spots, feature articles, and print media mentions. We have partnered with an industry-leading public relations firm, SunStar Strategic, to proactively promote the Hennessy Funds to national financial media. This public relations program has consistently resulted in the Hennessy Funds being mentioned an average of once every two to three days in national print and broadcast media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplinger, and Barron’s, among others. To facilitate our presence in the media, we utilize LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, California. We have several spokespeople who help us expand our public relations program and provide comprehensive media coverage of our products, including Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors and President, Chief Investment Officer, and a Portfolio Manager of the Hennessy Funds, Portfolio Managers David Ellison, Ryan Kelley, and Josh Wein, as well as the Portfolio Managers at our sub-advisors.

We maintain and regularly update a robust website and social media presence. Our core marketing efforts include targeted outreach to both current and prospective investors in the Hennessy Funds, including financial advisors and retail investors. Our content marketing includes overall market and sector-specific thought leadership, promotional investment ideas, fund updates, and commentary from our portfolio managers, as well as feature news articles and broadcast appearances. We attend select investment advisor trade shows and strategic industry-related conferences, and we seek opportunities to moderate or speak on industry-related panels. In the last half of our fiscal year, we participated in these activities via videoconference or teleconference.

•	Expanding our distribution network to additional distribution platforms

Investors may purchase shares of the Hennessy Funds through financial intermediaries, including mutual fund supermarkets, national wirehouses and broker-dealers, independent and regional broker-dealers, and registered investment advisors, or directly from the Hennessy Funds.

Mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various mutual funds in a single location is very attractive to investors, and the majority of our $3.6 billion of assets under management as of the end of fiscal year 2020 was held at mutual fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial intermediaries to make our no-load mutual funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial intermediaries.

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

A primary component of our growth strategy is to selectively pursue strategic purchases of the assets related to the management of additional mutual funds. We believe the regulatory burden imposed upon the mutual fund industry, along with increased competition, has compressed the margins of smaller to mid-sized mutual fund managers, making those managers more receptive to an asset purchase. The long-term trend toward lower fees has made it more challenging to identify accretive asset purchases, but we believe that we are well positioned to move quickly once we identify any attractive purchase targets from the increasingly large supply of potential targets.

Through our asset purchase strategy, we have completed 10 purchases of the assets related to the management of mutual funds over a 20-year period, integrating $4.3 billion in net assets of 30 different mutual funds into the Hennessy Funds family. We completed our most recent asset purchase on October 26, 2018, when we purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (together, the “BP Funds”). This asset purchase added nearly $200 million to our assets under management. Upon completion of the transaction, the assets related to the management of the BP Funds were reorganized into two new series of Hennessy Funds Trust called the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund, respectively. In connection with the transaction, BP Capital Fund Advisors, LLC, the investment advisor to the BP Funds, became the sub-advisor to the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund.

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

EMPLOYEES

As of the end of fiscal year 2020, we had 21 employees, 19 of whom were full-time employees. Our 21 employees had an average tenure of 11 years as of the end of fiscal year 2020. We have historically experienced very low employee turnover, which we attribute to our focus on competitive compensation, a friendly and flexible office environment, and fostering close-knit working relationships among our team members. In response to the ongoing COVID-19 pandemic, we have maintained open lines of communication with employees, including by holding remote office-wide meetings, trainings, and events. Further, over 50% of our employees are women, and with an executive team that is 50% women and 25% minority, we believe we have created an environment in which all team members can be successful and supported.

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

RISKS RELATING TO OUR ASSETS UNDER MANAGEMENT

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

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and mutual fund business is largely dependent on investment performance, as well as client servicing and distribution. If the Hennessy Funds perform poorly compared to the mutual funds of other investment advisory firms, we may experience a decrease in purchases of shares and an increase in redemptions of shares of the Hennessy Funds. Further, sharp declines in the stock market, such as those experienced during our fiscal year 2020 as a result of the COVID-19 pandemic, may also cause increases in redemptions of shares of the Hennessy Funds. Such redemptions reduce our assets under management and adversely affect our revenues.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business and financial performance.

The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in global equity and debt markets. Initially, national, state, and local governments reacted to the pandemic by instituting quarantines and stay-at-home orders, prohibiting certain travel, and closing offices, businesses, schools, retail stores, and other public venues. Some such restrictions remain in place. Furthermore, many businesses have implemented additional precautionary measures, and many individuals have opted to continue to limit their own economic and social activities, in each case above and beyond any restrictions imposed on them by law. As a result, supply chains and economic activity have been disrupted, with a particularly adverse impact on the transportation, hospitality, tourism, and entertainment industries. The duration of the pandemic’s effects remain uncertain and difficult to assess.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the value and performance of the Hennessy Funds’ assets under management and the Hennessy Funds’ ability to source and manage investments, which has resulted in, and may continue to result in, declines in the Company’s revenues.

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

RISKS RELATING TO OUR BUSINESS MODEL AND OPERATIONS

We derive a substantial portion of our revenues from a limited number of the Hennessy Funds.

For the past several years, approximately two-thirds of our assets under management has been concentrated in three of our funds. During fiscal year 2020, our average assets under management was concentrated in the following three funds: (i) the Hennessy Focus Fund (34% of average assets under management); (ii) the Hennessy Gas Utility Fund (17% of average assets under management); and (iii) the Hennessy Japan Fund (16% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Focus Fund (42% of total revenue); (b) the Hennessy Japan Fund (16% of total revenue); and (c) the Hennessy Gas Utility Fund (10% of total revenue). As a result, our operating results are particularly dependent upon the performance of a very small number funds and our ability to maintain and grow assets under management in these funds. If any of these funds were to experience a significant increase in redemptions for any reason, our assets under management would be reduced, adversely affecting our revenues.

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

We depend on key personnel to manage our business, and the loss of any key person’s services, combined with our inability to identify and retain a suitable replacement for such person, could materially adversely affect us. Additionally, the cost to retain our key personnel could put pressure on our operating margins.

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

Our primary source of distribution of the Hennessy Funds is through intermediaries that include national, regional, and independent broker-dealers, financial planners, and registered investment advisors. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. These distribution intermediaries generally can terminate their relationships with us on short notice. Mergers and other corporate transactions among distributors also may affect our distribution relationships. Moreover, regulations have led to significant shifts in distributors’ business models and more limited product offerings, which has resulted in reduced distribution of certain of the Hennessy Funds, and additional regulations could lead to further adverse changes. Our lack of access to these distribution channels material adversely affects our business because investment professionals may opt not to distribute the Hennessy Funds if we are no longer participants on the platforms of firms that permit their investment professionals to utilize no-load funds for their investors. Either of these events could cause the net assets of the Hennessy Funds to decline, which would decrease our revenues and have a material adverse effect on our results of operations.

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

Management contracts purchased by us are currently classified as an indefinite-life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The management contracts we have purchased, an $80.6 million asset on the balance sheet as of the end of fiscal year 2020, are considered an intangible asset with an indefinite useful life. Management reviews the indefinite life classification of our management contracts asset each reporting period. If the management contracts asset is ever reclassified as an asset with a definite life, we would begin amortizing the management contracts over their remaining useful life. If the management contracts asset continues to be classified as an indefinite-life asset, we will continue to periodically review the carrying value to determine if any impairment has occurred. The impairment analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the management contracts asset is not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the asset. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We may be required to forego all or a portion of our fees under our investment advisory agreements with the Hennessy Funds.

On an annual basis, the Funds’ Board of Trustees must assess the reasonableness of our investment advisory fees. While the Funds’ Board of Trustees has found our investment advisory fees to be reasonable in the past, we cannot guarantee that it will continue to do so. Additionally, we regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees to compete with other mutual funds with lower expense ratios (although in the past we have only waived fees based on contractual obligations). Any waiver of or reduction in fees would cause our revenues to decline and could adversely affect our business, results of operations, and financial condition. Any fee waiver would apply only on a going-forward basis.

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

Our formula-driven funds adhere to quantitative investment strategies, and the portfolios of stocks held by such funds are rescreened and rebalanced at designated times in accordance with such investment strategies. Adhering to our investment strategies regardless of any adverse developments that may arise could result in substantial losses to the formula-driven Hennessy Funds if, for example, the stocks selected for a fund are experiencing financial difficulty or are out of favor with investors in a given period This could, in theory, result in relatively low performance of the formula-driven Hennessy Funds and adversely affect the net assets of such Hennessy Funds. A decrease in the net assets of the Hennessy Funds would adversely affect our revenues.

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

As part of our regular business strategy, we pursue strategic purchases of the assets related to the management of additional mutual funds. This strategy is accompanied by risks including, among others, the possibility of the following:

•	the potential unavailability of attractive acquisition opportunities;

•	a high level of competition from other companies that may have greater financial resources than we do;

•	our inability to value potential asset purchases accurately and negotiate acceptable purchase terms;

•	our inability to obtain quorum and secure enough affirmative votes to gain approval of the proposed fund reorganization from the target fund’s shareholders;

•	the loss of mutual fund assets paid for in an asset purchase through redemptions by shareholders of the mutual funds involved in the asset purchase;

•	higher than anticipated asset purchase expenses;

•	our inability to successfully integrate and maintain adequate infrastructure to support business growth;

•	increasing our leverage;

•	the potential diversion of our management’s time and attention;

•	dilution to our shareholders if we fund an asset purchase in whole or in part with our common stock; and

•	adverse effects on our earnings if purchased intangible assets become impaired.

While we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk-mitigating measures that we put in place may not be sufficient to address these risks. If one or more of these risks occur, we may be unable to successfully complete a purchase of management-related assets (thereby requiring us to write off any related expenses), we may experience an impairment of our management contract asset, we may receive negative publicity or suffer other negative impacts on our reputation, and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, results of operations, and financial condition.

Our investment advisory and shareholder servicing agreements can be terminated on short notice, are not freely assignable, and must be renewed annually; the loss of such agreements would reduce our revenues.

We generate all of our operating revenues from the investment advisory and shareholder servicing agreements with the Hennessy Funds. These agreements may be terminated without penalty on 60 days’ notice and may not be assigned without the consent of investors in the Hennessy Funds. In addition, they each must be renewed annually by the Funds’ Board of Trustees (or, in the case of our investment advisory agreements, by the vote of a majority of the outstanding shares of the applicable Hennessy Fund), including a majority of the disinterested trustees. The termination or non-renewal of these agreements, or the renegotiation of the terms of these agreements in a manner detrimental to us, could result in a substantial reduction in revenues, which could have a material adverse effect on our business, results of operations, and financial condition.

RISKS RELATING TO OUR INDUSTRY

Investor behavior is influenced by short-term investment performance of mutual funds.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of the Hennessy Funds, irrespective of longer—term success, could potentially lead to a decrease in purchases of shares of the Hennessy Funds and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.

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

We carry insurance in amounts and under terms that we believe are appropriate, but we cannot guarantee that our insurance policies will cover all liabilities and losses to which we may be exposed or, if covered, that such liabilities and losses will not exceed insurance coverage limits or that our insurers will remain solvent and meet their obligations. In addition, insurance premiums and required retentions have increased in recent years and may continue to do so.

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

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. One such law is the California Consumer Privacy Act of 2018, which took effect in 2020. Enactment of new privacy laws or regulations could, among other things, result in additional costs of compliance or litigation. In addition, while we strive to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations, and financial condition.

We are exposed to legal risk and litigation, which could increase our expenses and reduce our profitability.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry have been increasing. While we strive to conduct our business in accordance with the highest ethical standards, we nevertheless remain exposed to litigation risk. We could be sued by many different parties, including, by way of example, investors in the Hennessy Funds, our own shareholders, our employees, or regulators. Lawsuits or investigations that we may become involved in could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. According to a recent annual report to Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions. Addressing such claims could generate significant expenses and take up significant management time, even if such claims are frivolous or without merit.

Our business is extensively regulated, which increases our costs of doing business, and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933, as amended, the Exchange Act, the Investment Company Act of 1940, the Investment Advisers Act of 1940, and various other statutes. The laws to which we are subject are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws, the mutual fund industry has undergone increased scrutiny by the SEC and state regulators in recent years, resulting in numerous enforcement actions and sweep examinations. Increased regulation has increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or buy new technology to comply effectively. Any change in law could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. In addition to securities regulations, our business also may be materially adversely affected by other types of laws and policies. For example, the amount of net assets in the Hennessy Funds in a given time period could be affected by existing and proposed tax legislation or the interest rate policies of the Federal Reserve Board.

In recent years, we have been affected by changes in law such as the U.S. Department of Labor fiduciary rule, which significantly expanded the class of advisers and the scope of investment advice that are subject to fiduciary standards, and the SEC’s Regulation Best Interest (“Regulation BI”), which requires broker-dealers to act in the retail customer’s best interest and not place the broker-dealer’s interests ahead of the retail customer’s interests. Both the fiduciary rule and Regulation BI caused financial advisers and broker-dealers to make significant operational changes, including, in some cases, removing one or more of the Hennessy Funds from their platforms. This resulted in fewer purchases of shares and increased redemptions of shares of the Hennessy Funds, and the effects of such regulations may persist even if they are ultimately replaced, retracted, or overturned. For example, while the U.S. Court of Appeals for the Fifth Circuit issued a mandate vacating the fiduciary rule in its entirety in June 2018, many companies had already implemented a number of business and compliance initiatives in order to change their distribution methods and operations in response to the rule, and most of these companies did not halt these initiatives following the court’s ruling.

Although we strive to conduct our business in accordance with applicable law, if we were found to have violated an applicable law, we could be subject to fines, suspensions of personnel, or other sanctions, including revocation of our registration as an investment advisor. If a sanction were imposed against us or our personnel, even if only for a small monetary amount, the adverse publicity related to such a sanction could harm our reputation, result in redemptions by investors in the Hennessy Funds, and impede our ability to attract new investors, all of which could have a material adverse effect on our business, results of operations, and financial condition.

Changes to U.S. or state tax laws, our failure to adequately comply with U.S. or state tax laws, or the outcome of any audits or regulatory disputes with respect to our compliance with U.S. or state tax laws could adversely affect us.

Changes to U.S. or state tax law could be enacted in the future that could have a material adverse effect on our business, results of operations, and financial condition. Further, we are subject to potential tax audits in various jurisdictions and in such event, tax authorities may disagree with certain positions we have taken and assess penalties or additional taxes. While we assess regularly the likely outcomes of these potential audits, there can be no assurance that we will accurately predict the outcome of a potential audit, and an audit could have a material adverse impact on our business, results of operations, and financial condition.

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

We may need to raise additional capital to fund new business initiatives, and resources may not be available to us in sufficient amounts or on acceptable terms, which could have an adverse impact on our business.

Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have been successful in generating sufficient cash in the past, we may not be successful in the future. We may need to raise additional capital to fund new business initiatives, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access bank financing or capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates, and credit spreads. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

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

RISKS RELATING TO OUR COMMON STOCK

Ownership of a large percentage of our common stock is concentrated with a small number of shareholders, which could increase the volatility in our stock trading and significantly affect our share price and causes us to experience limited trading volume in our securities.

We have a limited number of shareholders, and a large percentage of our common stock is held by an even fewer number of shareholders. If our larger shareholders were to decide to liquidate their ownership positions, it could cause significant fluctuations in the share price of our common stock. Having a limited number of shareholders also causes us to experience limited trading volume in our securities.

We intend to pay regular dividends to our shareholders, but our ability to do so is subject to the discretion of our Board of Directors.

We have consistently paid dividends each year since 2005, but the declaration, amount, and payment of dividends to our shareholders by us are subject to the discretion of our Board of Directors. Our Board of Directors takes into account general economic and business conditions, our strategic plans, our financial results and condition, any contractual, legal, and regulatory restrictions on our payment of dividends, and such other factors as our Board of Directors deems relevant to determining whether to declare dividends and the amount of such dividends.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. We also lease office space in Austin, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. We consider these arrangements to be suitable and adequate for the management and operations of our business. We do not own any real property.

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

As of the end of fiscal year 2020, we had 126 holders of record of our common stock. In addition to the 126 holders of record, there were 43 brokerage firm accounts that represent 1,554 additional individual shareholders for a total of 1,680 shareholders.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We repurchased 270,896 shares of our common stock pursuant to the stock buyback program during fiscal year 2020. A total of 596,368 shares remains available for repurchase under the stock buyback program. We temporarily suspended repurchases under the stock buyback program as of March 24, 2020.

We also repurchased shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchases are presented in the following table for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2020	—	$—	—	596,368
August 1-31, 2020	—	—	—	596,368
September 1-30, 2020 (2)	34,887	9.01	—	596,368

Total	34,887	$9.01	—	596,368

(1)

We are authorized to purchase a maximum of 1,500,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. We did not repurchase any shares pursuant to the stock buyback program during the three months ended September 30, 2020.

(2)	The shares repurchased in September 2020 were not completed pursuant to a plan or program and are therefore not subject to a maximum per plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and business conditions, including those related to the COVID-19 pandemic, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

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

OUR CONTINUING RESPONSE TO THE COVID-19 PANDEMIC

In mid-March 2020, in response to the COVID-19 pandemic, we invoked our business continuity plan to ensure a smooth transition to remote work for our employees. We have continued to effectively operate the Company and remain committed to providing the same high level of services to the 16 Hennessy Funds and their shareholders. Further, we have undertaken various initiatives to ensure our continuing success in the work-from-home environment and to look forward to our employees’ returning to the office, including the following:

•	Regularly engaging with key partners and service providers to garner assurance regarding their ability to continue to provide high-quality services to us and to the Hennessy Funds;

•	Strengthening our digital marketing and public relations, including by expanding our online presence and speaking on and moderating panels at virtual industry-related conferences;

•	Keeping open lines of communication with our employees as they work from home to help ensure seamless operations, productive interactions, and early identification of issues;

•	Creating a thorough return-to-work plan and training all employees on such plan to prepare for their eventual return to in-office work; and

•	Maintaining effective governance and internal controls in a remote work setting.

Given the dynamic nature of the COVID-19 pandemic and its effects, we will continue to revise our approach to these initiatives and take any additional actions we deem appropriate to meet the needs of our employees, our partners, and the Hennessy Funds and their shareholders. While we cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its ultimate impact on our business and revenues, we believe we have positioned ourselves as best as possible to emerge from the current crisis prepared for long-term growth.

OVERVIEW

Our primary business activity is providing investment advisory services to a family of open-end mutual funds branded as the Hennessy Funds. We manage 10 of the 16 Hennessy Funds internally. For the remaining six funds, we have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each fund’s investment performance, and monitor each sub-advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make on-site visits to sub-advisors, as feasible. Our secondary business activity is providing shareholder services to shareholders of the Hennessy Funds.

We derive our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net assets in each Hennessy Fund. The percentage amount of the investment advisory fees varies by fund. The percentage amount of the shareholder service fees is consistent across all funds, but shareholder service fees are charged on Investor Class shares only. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each Hennessy Fund, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

U.S. equities had positive performance for the 12 months ended September 30, 2020, with the S&P 500® Index returning 15.15% and the Dow Jones Industrial Average returning 5.70% for the period (on a total return basis). It should be noted that during the same period, where large market capitalization stocks outperformed smaller ones, over half of the S&P 500’s return for the period was comprised of only three stocks – Apple, Microsoft, and Amazon. During the recent quarter ended September 30, 2020, equity prices continued their advance with the S&P 500® Index up 8.93% and the Dow Jones Industrial Average up 8.22%. After an initial sharp selloff in equities earlier this year, investor panic over COVID-19 appears to have subsided somewhat, perhaps due to increased optimism about the prospect of FDA approval of a COVID-19 vaccine in the next several months. In addition, low interest rates, and the expectation that they will remain low for the foreseeable future, have provided a tailwind to equity prices. Despite a difficult labor market, recent trends appear to show promise as the unemployment rate has declined significantly. After peaking at 14.7% in April, the unemployment rate declined to 7.9% in September.

Long-term U.S. bonds rallied strongly during the 12 months ended September 30, 2020, as the Federal Reserve acted quickly in the face of the COVID-19 pandemic to attempt to bring stability to financial markets. Further, the Federal Reserve has indicated that it is highly unlikely that it will raise rates in the next few years. With the unemployment rate still elevated from its 2019 lows and inflation in check, investors appear to take solace in the idea that the Federal Reserve stands ready to support the market given the tools it has at its disposal.

The Japanese equity market rose 7.38% (in U.S. dollar terms) over the 12 months ended September 30, 2020, as measured by the Tokyo Stock Price Index. Investors appeared heartened by the recent trend in COVID-19 cases in the country and the prospect of a broader economic rebound in Asia. The replacement of Prime Minister Shinzo Abe with his close ally Yoshihide Suga suggests that economic growth will continue to be the government’s priority.

Against this backdrop, 9 of the 16 Hennessy Funds posted positive returns for the one-year period ended September 30, 2020. The longer-term performance numbers remain strong, with 13 of the Hennessy Funds posting positive returns for the five-year period ended September 30, 2020, and all 14 Hennessy Funds with at least 10 years of operating history posting positive returns for the 10-year period ended September 30, 2020.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing thought leadership and other resources to help them navigate through this unprecedented market disruption due to the pandemic. We operate a robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology both to retain assets and to drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to nearly 180,000 mutual fund accounts nationwide, including accounts held by shareholders who employ financial advisors to assist them with investing and retail shareholders who invest directly with us. We serve approximately 16,000 financial advisors who utilize the Hennessy Funds on behalf of their clients, including 800 advisors who purchased one of our Funds for the first time during fiscal year 2020. Approximately 17% of such advisors owns two or more Hennessy Funds, and nearly 550 advisors hold a position of over $500,000, demonstrating strong brand loyalty.

Total assets under management as of the end of fiscal year 2020 was $3.6 billion, a decrease of $1.3 billion, or 26.9%, compared to the end of fiscal year 2019. The decrease in total assets during fiscal year 2020 was primarily attributable to net outflows from the Hennessy Funds, but it was further impacted by market depreciation in the quarter ended March 31, 2020, as a result of the COVID-19 pandemic.

The following table illustrates the changes in our assets under management over the past three years:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(In thousands)
Beginning assets under management	$4,873,839	$6,197,617	$6,612,812
Acquisition inflows	—	194,948	374,361
Organic inflows	571,195	825,541	1,193,270
Redemptions	(1,771,127)	(2,374,734)	(2,376,180)
Market appreciation (depreciation)	(109,310)	30,467	393,354

Ending assets under management	$3,564,597	$4,873,839	$6,197,617

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class over the past three years:

	Fiscal Years Ended September 30,
	2020	2019	2018
	(In thousands)
Average assets under management—Investor Class	$2,556,875	$3,357,813	$4,354,765
Average assets under management—Institutional Class	1,541,529	1,826,929	2,295,791

Total	$4,098,404	$5,184,742	$6,650,556

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of the end of fiscal year 2020, this asset had a net balance of $80.6 million, unchanged since the end of fiscal year 2019.

The principal liability on our balance sheet has historically been bank debt. However, on March 26, 2020, we prepaid in full all principal, accrued interest, and costs and expenses outstanding under our term loan agreement. The aggregate prepayment amount was $15.4 million. As a result of this prepayment, as of September 30, 2020, the principal liability on our balance sheet is the deferred tax liability of $11.5 million generated due to the continued write off of our management contracts asset for tax purposes, which creates a book-to-tax difference.

RESULTS OF OPERATIONS

The following table sets forth items in our statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2020		2019
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$30,831	92.3%	$39,357	92.1%
Shareholder service fees	2,558	7.7	3,358	7.9

Total revenue	33,389	100.0	42,715	100.0

Operating expenses
Compensation and benefits	8,820	26.4	10,933	25.6
General and administrative	4,961	14.9	5,796	13.6
Mutual fund distribution	477	1.4	512	1.2
Sub-advisory fees	7,573	22.7	9,228	21.6
Depreciation	239	0.7	225	0.5

Total operating expenses	22,070	66.1	26,694	62.5

Operating income	11,319	33.9	16,021	37.5
Interest expense	447	1.3	1,084	2.5
Other income	(89)	(0.2)	(338)	(0.8)

Income before income tax expense	10,961	32.8	15,275	35.8
Income tax expense	3,120	9.3	4,244	10.0

Net income	$7,841	23.5%	$11,031	25.8%

Revenues – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2020 to fiscal year 2019, total revenue decreased by 21.8%, from $42.7 million to $33.4 million, investment advisory fees decreased by 21.7%, from $39.4 million to $30.8 million, and shareholder service fees decreased by 23.8%, from $3.4 million to $2.6 million.

The decrease in investment advisory fees was mainly due to decreased average daily net assets of the Hennessy Funds, which was primarily attributable to net outflows. In addition, market depreciation that largely resulted from the COVID-19 pandemic had a significant impact on our total assets under management in the quarter ended March 31, 2020, which put additional downward pressure on our average assets under management for the remainder of our fiscal year 2020.

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

We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for fiscal year 2020 was $4.1 billion, which represents a decrease of $1.1 billion, or 21.0%, compared to fiscal year 2019. The Hennessy Fund with the largest average daily net assets for fiscal year 2020 was the Hennessy Focus Fund, with $1.4 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for fiscal year 2020 was the Hennessy Gas Utility Fund, with $0.7 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of the end of fiscal year 2020 was $3.6 billion, a decrease of $1.3 billion, or 26.9%, compared to the end of fiscal year 2019. The decrease was attributable primarily to net outflows from the Hennessy Funds and secondarily to market depreciation that largely resulted from the COVID-19 pandemic.

The Hennessy Funds, like many actively managed U.S. mutual funds, experienced net outflows this year. The Hennessy Balanced Fund, with $0.5 million in net inflows, was the only Hennessy Fund with net inflows for fiscal year 2020.

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Fiscal Year Ended September 30, 2020
Fund Name	Amount
Hennessy Focus Fund	$(562) million
Hennessy Gas Utility Fund	$(214) million
Hennessy Mid Cap 30 Fund	$(88) million

Redemptions as a percentage of assets under management decreased from an average of 3.7% per month during fiscal year 2019 to an average of 3.6% per month during fiscal year 2020.

Operating Expenses

Comparing fiscal year 2019 to fiscal year 2020, total operating expenses decreased by 17.3%, from $26.7 million to $22.1 million, due to decreases in all expense categories other than depreciation expense, which moderately increased. Although the dollar value decreased, operating expenses as a percentage of total revenue increased 3.6 percentage points to 66.1% because our fixed costs did not decrease with decreasing revenue.

Compensation and Benefits Expense: Comparing fiscal year 2019 to fiscal year 2020, compensation and benefits expense decreased by 19.3%, from $10.9 million to $8.8 million, due primarily to a decrease in incentive-based compensation and secondarily to temporary 25% salary reductions taken voluntarily by our executive officers for the period from May 1, 2020, through September 30, 2020. Although the dollar value decreased, compensation and benefits expense as a percentage of total revenue increased 0.8 percentage points to 26.4% because our fixed salary and benefits costs did not decrease with decreasing revenue (other than the temporary voluntary salary reductions taken by our executive officers).

General and Administrative Expense: Comparing fiscal year 2019 to fiscal year 2020, general and administrative expense decreased by 14.4%, from $5.8 million to $5.0 million, due mainly to decreased travel and conference-related expense. Although the dollar value decreased, general and administrative expense as a percentage of total revenue increased 1.3 percentage points to 14.9% because our fixed costs did not decrease with decreasing revenue.

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

Comparing fiscal year 2019 to fiscal year 2020, mutual fund distribution expense decreased by 6.8%, from $0.51 million to $0.48 million, due to lower average daily net assets of the Hennessy Funds held at financial institutions, which was driven in large part by significant market depreciation in the quarter ended March 31, 2020, that primarily resulted from the COVID-19 pandemic. Although the dollar value decreased, mutual fund distribution expense as a percentage of total revenue increased 0.2 percentage points to 1.4%.

Sub-Advisory Fees Expense: Comparing fiscal year 2019 to fiscal year 2020, sub-advisory fees expense decreased by 17.9%, from $9.2 million to $7.6 million, due to decreased average daily net assets held in the sub-advised Hennessy Funds. Although the dollar value of sub-advisory fees expense decreased, as a percentage of total revenue, sub-advisory fees expense increased 1.1 percentage points to 22.7% due to a greater decrease in average daily net assets held by the Hennessy Funds that we internally manage than in average daily net assets of the sub-advised Hennessy Funds.

Depreciation Expense: Comparing fiscal year 2019 to fiscal year 2020, depreciation expense increased by 6.2% from $0.23 million to $0.24 million as a result of a higher fixed assets purchase base. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.7%.

Interest Expense

Comparing fiscal year 2019 to fiscal year 2020, interest expense decreased by 58.8%, from $1.1 million to $0.4 million, due primarily to a decrease in our principal loan balance, which we repaid in full on March 26, 2020.

Income Tax Expense

Comparing fiscal year 2019 to fiscal year 2020, income tax expense decreased by 26.5%, from $4.2 million to $3.1 million, due primarily to lower net operating income in the current period, offset slightly by a higher effective income tax rate that resulted from paying income taxes to a greater number of states.

Net Income

Comparing fiscal year 2019 to fiscal year 2020, net income decreased by 28.9%, from $11.0 million to $7.8 million, primarily due to lower net operating income in the current period, and secondarily due to the higher effective income tax rate discussed above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have, and have not had, any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2020 will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of the end of fiscal year 2020 was $3.6 billion, a decrease of $1.3 billion, or 26.9%, from the end of fiscal year 2019. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2020 was $4.1 billion. As of the end of fiscal year 2020, we had cash and cash equivalents of $10.0 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$10,623	$14,392
Net cash used in investing activities	(882)	(1,974)
Net cash used in financing activities	(24,473)	(13,126)

Net decrease in cash and cash equivalents	$(14,732)	$(708)

Comparing fiscal year 2019 to fiscal year 2020, cash provided by operating activities decreased $3.8 million due mainly to decreased operating income.

Comparing fiscal year 2019 to fiscal year 2020, cash used for investing activities decreased $1.1 million because the first payment for the purchase of the assets related to the management of the BP Funds in fiscal year 2019 was larger than the second payment for such assets in fiscal year 2020.

Comparing fiscal year 2019 to fiscal year 2020, cash used for financing activities increased $11.3 million, which represents the difference between the repayment in full of our term loan during fiscal year 2020 compared to the aggregate amount of the regular payments made on our term loan during fiscal year 2019.

Dividend Payments. We have consistently paid dividends each year since 2005. Our quarterly dividend rate remained constant during fiscal year 2020, and dividend payments totaled $4.0 million. During fiscal year 2019, our Board of Directors increased the quarterly dividend rate twice, (i) from $0.10 per share to $0.11 per share in October 2018 and (ii) from $0.11 per share to $0.1375 per share in August 2019. Dividend payments for fiscal year 2019 totaled $3.5 million.

Our Bank Loan. On March 26, 2020, we prepaid in full all principal, accrued interest, and costs and expenses outstanding under our term loan agreement with U.S. Bank National Association. The aggregate prepayment amount of $15.4 million was funded by cash on hand, and we did not incur any prepayment penalties. Under the term loan agreement, interest was calculated based on the one-month LIBOR rate plus a margin that ranged from 2.25% to 2.75% depending on our ratio of consolidated debt to consolidated EBITDA. Prior to repayment, certain debt issuance costs were capitalized and netted against the underlying loan balance and were then amortized over the term of the loan. Upon repayment, the unamortized debt issuance costs were charged to interest expense.

Prior to its termination, we were obligated under the term loan agreement to make monthly payments of $364,583 plus interest, the final installment of which would have been due on May 9, 2022.

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

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” as amended. Pursuant to ASU No. 2012-02, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, “Intangibles — Goodwill and Other — General Intangibles Other than Goodwill.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2020 as the more-likely-than-not threshold was not met as of the end of fiscal year 2020.

The costs related to our purchase of the assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an intangible asset per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contracts asset, totaling $80.6 million as of the end of fiscal year 2020.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as amended, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases must be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. All of our leases are operating leases. We adopted the new standard on October 1, 2019, using the modified retrospective method and the transition relief guidance provided by the FASB in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” As a result, we did not update financial information or provide disclosures required under the new standard for dates and periods prior to October 1, 2019. In addition, we adopted the FASB’s lessee practical expedient option to combine lease and non-lease components for all asset classes and elected, as an accounting policy, not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less. Non-lease components are fixed costs, such as electricity or common area maintenance, that can be included in rent payments but are not a part of the underlying asset being capitalized. There were no such fixed costs associated with our capitalized right of use asset, so this election did not impact our financial statements. Upon adoption of ASU 2016-02, we recorded $0.7 million in right-of-use assets (which is net of $0.1 million in deferred rent outstanding just before adoption) and $0.8 million in lease liabilities.

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

There have been no other significant changes to our critical accounting policies and estimates during fiscal year 2020.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Hennessy Advisors, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 15 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective October 1, 2019, using the modified retrospective approach.

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

Costa Mesa, CA
December 1, 2020

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	September 30,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$9,955	$24,687
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	2,403	3,291
Prepaid expenses	637	633
Other accounts receivable	378	392

Total current assets	13,382	29,012

Property and equipment, net of accumulated depreciation of $1,618 and $1,379, respectively	294	361
Operating lease right-of-use asset	276	—
Management contracts	80,643	80,643
Other assets	191	192

Total assets	$94,786	$110,208

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$3,813	$5,538
Accrued purchase consideration payable	—	710
Operating lease liability	330	—
Income taxes payable	949	672
Deferred rent	—	116
Current portion of long-term debt, net of debt issuance costs	—	4,327

Total current liabilities	5,092	11,363

Long-term debt, net of debt issuance costs and current portion	—	13,048
Deferred income tax liability, net	11,516	10,269

Total liabilities	16,608	34,680

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,356,822 shares issued and outstanding as of September 30, 2020, and 7,527,040 as of September 30, 2019	18,705	17,673
Retained earnings	59,473	57,855

Total stockholders’ equity	78,178	75,528

Total liabilities and stockholders’ equity	$94,786	$110,208

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2020	2019
Revenue
Investment advisory fees	$30,831	$39,357
Shareholder service fees	2,558	3,358

Total revenue	33,389	42,715

Operating expenses
Compensation and benefits	8,820	10,933
General and administrative	4,961	5,796
Mutual fund distribution	477	512
Sub-advisory fees	7,573	9,228
Depreciation	239	225

Total operating expenses	22,070	26,694

Net operating income	11,319	16,021
Interest expense	447	1,084
Other income	(89)	(338)

Income before income tax expense	10,961	15,275
Income tax expense	3,120	4,244

Net income	$7,841	$11,031

Earnings per share
Basic	$1.07	$1.42

Diluted	$1.06	$1.42

Weighted average shares outstanding
Basic	7,352,495	7,757,785

Diluted	7,378,729	7,771,561

Cash dividends declared per share	$0.55	$0.47

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders’ Equity

Fiscal Years Ended September 30, 2020 and 2019

(In thousands, except share data)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2018	7,897,145	$16,783	$54,197	$70,980
Net income	—	—	11,031	11,031
Dividends paid	—	—	(3,598)	(3,598)
Employee and director restricted stock vested	155,844	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(37,621)	(393)	(5)	(398)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,881	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	5,738	59	—	59
Shares repurchased pursuant to a stock buyback program	(495,947)	(980)	(3,770)	(4,750)
Stock-based compensation	—	2,212	—	2,212
Employee restricted stock forfeiture	—	(28)	—	(28)

Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	7,841	7,841
Dividends paid	—	—	(4,040)	(4,040)
Employee and director restricted stock vested	125,750	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(34,887)	(311)	(3)	(314)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,065	22	—	22
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	7,750	73	—	73
Shares repurchased pursuant to a stock buyback program	(270,896)	(534)	(2,180)	(2,714)
Stock-based compensation	—	1,782	—	1,782

Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Years Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$7,841	$11,031
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	239	225
Change in right-of-use asset and operating lease liability	(62)	—
Deferred income taxes	1,247	1,304
Stock-based compensation	1,782	2,212
Interest expense associated with debt issuance cost	125	106
Employee restricted stock forfeiture	—	(28)
Change in operating assets and liabilities
Investment fee income receivable	888	968
Prepaid expenses	(4)	35
Other accounts receivable	14	21
Other assets	1	(1)
Accrued liabilities and accounts payable	(1,725)	(1,545)
Income taxes payable	277	114
Deferred rent	—	(50)

Net cash provided by operating activities	10,623	14,392

Cash flows from investing activities
Purchases of property and equipment	(172)	(204)
Payments related to management contracts	(710)	(1,770)

Net cash used in investing activities	(882)	(1,974)

Cash flows from financing activities
Principal payments on bank loan	(17,500)	(4,375)
Payment of debt issuance costs on bank loan amendment	—	(84)
Shares repurchased pursuant to stock buyback program	(2,714)	(4,750)
Repurchase of vested employee restricted stock for tax withholding	(314)	(398)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and
Stock Repurchase Plan	22	20
Dividend payments	(3,967)	(3,539)

Net cash used in financing activities	(24,473)	(13,126)

Net decrease in cash and cash equivalents	(14,732)	(708)
Cash and cash equivalents at the beginning of the period	24,687	25,395

Cash and cash equivalents at the end of the period	$9,955	$24,687

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,596	$3,085
Cash paid for interest	$381	$999
Purchase consideration payable	$—	$710

See Accompanying Notes to Financial Statements

Notes to Financial Statements

(1)	Organization and Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

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

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub-advisor), conducting on-site visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	preparing or reviewing a written summary of the fund’s performance during the most recent 12-month period for each annual report of the fund;

•	monitoring and overseeing the accessibility of the fund on third-party platforms;

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

The Company waived a portion of its fees with respect to (i) the Hennessy Cornerstone Large Growth Fund through the expiration of the expense limitation agreement on November 30, 2019, (ii) the Hennessy BP Energy Fund during the second half of fiscal year 2020, and (iii) the Hennessy BP Midstream Fund and the Hennessy Technology Fund throughout fiscal year 2020, in each case to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward basis.

The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic, particularly risks and uncertainties related to the increased volatility in the stock market. The Company cannot reasonably estimate the continued extent of the impact of the COVID-19 pandemic on the Company’s business. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations remains uncertain.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less that are readily convertible into cash.

(c)	Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of the end of fiscal years 2020 and 2019. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2020 and 2019 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(d)	Investments

Investments in highly-liquid financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long-term investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of less than $1,000 per year were recognized in operations for fiscal years 2020 and 2019.

Dividend income is recorded on the ex-dividend date. Purchases and sales of marketable securities are recorded on a trade-date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(e)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally one to ten years.

(f)	Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated by applying the income approach and is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. It has been determined that there was no impairment as of the end of fiscal years 2020 and 2019.

Under Accounting Standards Codification 350 - Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the useful life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the management contracts asset to be an intangible asset with an indefinite useful life and no impairment as of the end of fiscal year 2020.

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

The Company believes the positions taken on the tax returns are fully supported, but tax authorities may challenge these positions and they may not be fully sustained on examination by the relevant tax authorities. Accordingly, the income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgement and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the income tax provision and, therefore, could have a material impact on the Company’s income tax provision, net income, and cash flows. The accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of the Company’s domestic operations, including the allocation of income among different jurisdictions. For a further discussion on taxes, refer to Note 11 in this Item 8, “Financial Statements and Supplementary Data.”

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2020	2019	2018	2017	2016
Federal
United States	X	X	X	X	X
State
California	X	X	X	X	X
Colorado	X			X
Connecticut	X	X	X	X
District of Columbia	X	X	X	X	X
Florida	X	X	X	X
Georgia	X	X	X	X
Illinois	X	X	X	X	X
Indiana	X
Iowa	X	X	X
Louisiana	X	X
Maryland	X	X	X	X	X
Massachusetts	X	X	X	X	X
Michigan	X	X	X	X	X
Minnesota	X	X	X	X	X
New Hampshire	X	X	X	X	X
New Jersey	X
New York	X	X	X	X	X
North Carolina	X	X	X	X	X
Oregon	X	X
Pennsylvania	X	X	X
Texas	X	X	X	X	X
Wisconsin	X	X	X	X

Total State Jurisdictions	22	19	17	16	11

For state tax jurisdictions with unfiled tax returns, the statutes of limitations will remain open indefinitely.

(h)	Earnings per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock units (“RSUs”).

For fiscal years 2020 and 2019, the Company excluded 186,520 and 184,871 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

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

All compensation costs related to RSUs vested during fiscal years 2020 and 2019 have been recognized in the financial statements.

The Company has available up to 3,678,411 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.

A summary of RSU activity is as follows:

	Fiscal Years Ended September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of year	313,669	$12.22	324,771	$15.43
Granted	134,625	8.13	134,625	8.57
Vested (1)	(126,113)	(14.13)	(136,277)	(16.02)
Forfeited	—	—	(9,450)	(15.68)

Non-vested balance at end of year	322,181	$9.76	313,669	$12.22

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

September 30, 2020
(In thousands, except years)
Total expected compensation expense related to RSUs	$16,056
Recognized compensation expense related to RSUs	(12,911)

Unrecognized compensation expense related to RSUS	$3,145

Weighted average remaining period to expense for RSUs	3.0

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 9,815 and 7,619 shares of common stock in fiscal years 2020 and 2019, respectively. The maximum number of shares that may be issued under the DRSPP is 1,550,000 shares, of which 1,529,529 shares remain available for issuance.

Although the Company may issue up to 1,550,000 shares of its common stock under the DRSPP, the Company intends to limit the issuances to less than 20% of the number of outstanding shares of the Company’s common stock in accordance with the listing requirements of The NASDAQ Capital Market. As of September 30, 2020, the Company had 7,356,822 shares outstanding. Therefore, the Company will not issue more than 1,471,364 shares of its common stock under the DRSPP without seeking shareholder approval.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. The Company repurchased 270,986 shares of its common stock pursuant to the stock buyback program during fiscal year 2020. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company temporarily suspended repurchases under the stock buyback program as of March 24, 2020.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$6,053	$—	$—	$6,053
Mutual fund investments	9	—	—	9

Total	$6,062	$—	$—	$6,062

Amounts included in
Cash and cash equivalents	$6,053	$—	$—	$6,053
Investments in marketable securities	9	—	—	9

Total	$6,062	$—	$—	$6,062

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$21,816	$—	$—	$21,816
Mutual fund investments	9	—	—	9

Total	$21,825	$—	$—	$21,825

Amounts included in
Cash and cash equivalents	$21,816	$—	$—	$21,816
Investments in marketable securities	9	—	—	9

Total	$21,825	$—	$—	$21,825

There were no transfers between levels during fiscal years 2020 or 2019.

(3)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(In thousands)
2020
Mutual fund investments	$4	$23	$(18)	$9

Total	4	23	(18)	9

2019
Mutual fund investments	$4	$22	$(17)	$9

Total	4	22	(17)	9

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(4)	Property and Equipment, Net

The following table summarizes the Company’s property and equipment balances:

	September 30,
	2020	2019
	(In thousands)
Equipment	$538	$493
Leasehold improvements	154	154
Furniture and fixtures	391	391
IT infrastructure	71	71
Software	758	631

Property and equipment, gross	1,912	1,740
Accumulated depreciation	(1,618)	(1,379)

Property and equipment, net	$294	$361

During fiscal years 2020 and 2019, depreciation expense was $0.239 million and $0.225 million, respectively.

(5)	Management Contracts

The costs related to the Company’s purchase of the assets related to management contracts are capitalized as incurred and comprise the management contracts asset. This asset was $80.6 million as of the end of fiscal year 2020, unchanged from the end of fiscal year 2019. The Company considers the management contracts asset to be an intangible asset per Accounting Standards Codification 350 — Intangibles—Goodwill and Other. The purchase costs that comprise the management contracts asset include legal fees, shareholder vote fees, and percent of asset costs to purchase the assets related to the management contracts.

(6)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16 Hennessy Funds.

The investment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement would terminate. First, an investment advisory agreement automatically terminates if the Company assigns it to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or the Company.

As provided in each investment advisory agreement, the Company receives investment advisory fees monthly based on a percentage of the applicable fund’s average daily net asset value.

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

(7)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right of use assets and current and long term operating lease liabilities on the Company’s balance sheet. There are no long-term operating leases as of September 30, 2020. Right of use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, so the amounts are not recognized as part of operating lease right of use assets or operating lease liabilities. Leases with initial terms of 12 months or less and certain office equipment leases that are deemed insignificant are not recorded on the balance sheet and are expensed as incurred and included within rent expense under general and administrative expense. Lease expense related to operating leases is recognized on a straight-line basis over the expected lease terms.

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

September 30, 2020
(In thousands, except years and percentages)
Operating lease right-of-use assets	$276
Operating lease liability	$330
Weighted average remaining lease term years	0.8
Weighted average discount rate	2.28%

For fiscal year 2020, the Company’s lease payments related to its operating lease right-of-use assets totaled $443,140 and rent expense, which is recorded under general and administrative expense in the statements of income, totaled $381,440.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

September 30, 2020
(In thousands)
Fiscal year 2021 undiscounted cash flows	340
Present value discount	(10)

Total operating lease liabilities	$330

(8)	Accrued Expenses

The details relating to the accrued expenses reflected on the Company’s balance sheet are as follows:

	September 30, 2020	September 30, 2019
	(In thousands)
Accrued bonus liabilities	$2,571	$3,888
Accrued sub-advisor fees	552	730
Other accrued expenses	690	920

Total accrued expenses	$3,813	$5,538

(9)	Bank Loan

On March 26, 2020, the Company prepaid in full all principal, accrued interest, and costs and expenses outstanding under its term loan agreement with U.S. Bank National Association. The aggregate prepayment amount of $15.4 million was funded by cash on hand, and the Company did not incur any prepayment penalties. Under the term loan agreement, interest was calculated based on the one-month LIBOR rate plus a margin that ranged from 2.25% to 2.75% depending on the Company’s ratio of consolidated debt to consolidated EBITDA. Prior to repayment, certain debt issuance costs were capitalized and netted against the underlying loan balance and were then amortized over the term of the loan. Upon repayment, the unamortized debt issuance costs were charged to interest expense.

Prior to its termination, the Company was obligated under the term loan agreement to make monthly payments of $364,583 plus interest, the final installment of which would have been due on May 9, 2022.

(10)	Commitments and Contingencies

The Company has no commitments and no significant contingencies with original terms in excess of one year other than operating leases, which are discussed in Note 7.

(11)	Retirement Plan

The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with at least 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.19 million and $0.19 million in fiscal years 2020 and 2019, respectively. To be eligible for the discretionary profit-sharing contribution, an employee must have completed a minimum of six consecutive months of service with at least 80 hours of service in each month.

(12)	Income Taxes

As of the end of fiscal years 2020 and 2019, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.6 million. If the tax benefits of such amounts were recognized, $0.5 million of such amounts would decrease the Company’s effective income tax rate. The Company’s net liability for accrued interest and penalties was $0.27 million and $0.23 million as of September 30, 2020, and September 30, 2019, respectively. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended September 30, 2020, and September 30, 2019, the Company recognized approximately $0.04 million and $0.06 million in interest and penalties.

The Company’s activity was as follows:

	Fiscal Years Ended September 30,
	2020	2019
	(In thousands)
Beginning year balance	$608	$353
Decrease related to prior year tax positions	—	—
Increase related to current year tax positions	—	255
Settlements	—	—
Lapse of statutes of limitations	—	—

Ending year balance	$608	$608

The total amount of unrecognized tax benefits can change due to final regulations, audit settlements, tax examinations activities, lapse of applicable statutes of limitations, and the recognition and measurement criteria under the guidance related to accounting for uncertainly in income taxes. The Company is unable to estimate what this change could be within the next 12 months, but does not believe it would be material to its financial statements.

The Company’s income tax expense was as follows:

	Fiscal Years Ended September 30,
	2020	2019
	(In thousands)
Current
Federal	$1,321	$2,216
State	552	724

	1,873	2,940

Deferred
Federal	904	1,049
State	343	255

	1,247	1,304

Total	$3,120	$4,244

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.3	3.9
Permanent and other differences	0.2	0.2
Difference due to executive compensation	1.1	—
Adjustment to beginning deferred taxes	1.4	0.4
Uncertain tax position allowance	0.4	1.9
Amendment of prior period tax return	(1.5)	(1.3)
Stock-based compensation	1.6	1.3
Other	—	0.4

Effective income tax rate	28.5%	27.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2020	2019
	(In thousands)
Deferred tax assets
Accrued compensation	$47	$81
Stock compensation	13	14
State taxes	245	200
Capital loss carryforward	7	7

Gross deferred tax assets	312	302
Disallowed capital loss	(7)	(7)

Net deferred tax assets	305	295
Deferred tax liabilities
Property and equipment	(28)	(42)
Management contracts	(11,793)	(10,522)

Total deferred tax liabilities	(11,821)	(10,564)

Net deferred tax liabilities	$(11,516)	$(10,269)

(13)	Earnings per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2020	2019
Weighted average common stock outstanding, basic	7,352,495	7,757,785
Dilutive impact of RSUs	26,234	13,776

Weighted average common stock outstanding, diluted	7,378,729	7,771,561

For fiscal years 2020 and 2019, the Company excluded 186,520 and 184,871 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of vested RSUs.

(14)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2020, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $3.8 million. In addition, total cash and cash equivalents include $6.0 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(15)	Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” as amended, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases must be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. All of the Company’s leases are operating leases. The Company adopted the new standard on October 1, 2019, using the modified retrospective method and the transition relief guidance provided by the FASB in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” As a result, the Company did not update financial information or provide disclosures required under the new standard for dates and periods prior to October 1, 2019. In addition, the Company adopted the FASB’s lessee practical expedient option to combine lease and non-lease components for all asset classes and elected, as an accounting policy, not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less. Non-lease components are fixed costs, such as electricity or common area maintenance, that can be included in rent payments but are not a part of the underlying asset being capitalized. There were no such fixed costs associated with the Company’s capitalized right of use asset, so this election did not impact its financial statements. Upon adoption of ASU 2016-02, the Company recorded $0.7 million in right-of-use assets (which is net of $0.1 million in deferred rent outstanding just before adoption) and $0.8 million in lease liabilities.

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

There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2020.

(16)	Subsequent Events

As of the file date of December 1, 2020, for this Annual Report on Form 10-K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2020, and determined the following to be a subsequent event:

On October 30, 2020, the Company announced a quarterly cash dividend of $0.1375 per share to be paid on December 2, 2020, to shareholders of record as of November 12, 2020. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2020, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2020 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.” Such information is incorporated by reference as if fully set forth herein.

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

EQUITY COMPENSATION PLAN INFORMATION

Our Omnibus Plan, which was approved by our shareholders, is the only equity compensation plan under which we may issue our common stock.

	September 30, 2020
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Issuance Under Compensation Plans (2)
Equity compensation plans approved by security holders (1)	328,369	—	1,293,381
Equity compensation plans not approved by security holders	—	—	—

Total	328,369	—	1,293,381

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.
(2)

Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 50% of our outstanding common stock, or 3,678,411 shares, as of the end of fiscal year 2020.

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included in Item 8, “Financial Statements and Supplementary Data.”

Exhibit Index

Set forth below is a list of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

2.1	Transaction Agreement, dated as of July 10, 2018, between the registrant and BP Capital Fund Advisors, LLC (15)*

3.1	Amended and Restated Articles of Incorporation (11)

3.2	Fifth Amended and Restated Bylaws (13)

4.1	Description of Securities

10.1	License Agreement, dated as of April 10, 2000, between the registrant and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated as of March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated as of October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4	Investment Advisory Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.5	Amendment to Investment Advisory Agreement, dated as of March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (10)

10.6	Investment Advisory Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund) (16)

10.7	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)

10.8	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)

10.9	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and FCI Advisors (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)

10.10	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (7)

10.11	First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (14)

10.12	Sub-Advisory Agreement, dated as of October 26, 2018, between the registrant and BP Capital Fund Advisors, LLC (for the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund) (16)

10.13	Amended and Restated Servicing Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.14	First Amendment to Amended and Restated Servicing Agreement, dated as of March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (8)

10.15	Second Amendment to Amended and Restated Servicing Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (16)

10.16	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (6)

10.17	Form of Restricted Stock Unit Award Agreement for Employees (1)(5)

10.18	Form of Restricted Stock Unit Award Agreement for Directors (1)(5)

10.19	Form of Stock Option Award Agreement for Employees (1)(5)

10.20	Form of Stock Option Award Agreement for Directors (1)(5)

10.21	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(13)

10.22	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(9)

10.23	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(13)

10.24	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(17)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2020, filed on December 1, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.
(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423), filed November 30, 2015.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.
(10)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.
(14)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed July 11, 2018.
(16)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2018 (SEC File No. 001-36423), filed November 28, 2018.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

		Date:	December 1, 2020
By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, Secretary, and Director
(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kathryn R. Fahy	Date:	December 1, 2020
Kathryn R. Fahy
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date:	December 1, 2020
Neil J. Hennessy
Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Daniel B. Steadman	Date:	December 1, 2020
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Henry Hansel	Date:	December 1, 2020
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Date:	December 1, 2020
Brian A. Hennessy
Director

By:	/s/ Daniel G. Libarle	Date:	December 1, 2020
Daniel G. Libarle
Director

By:	/s/ Rodger Offenbach	Date:	December 1, 2020
Rodger Offenbach
Director

By:	/s/ Susan Pomilia	Date:	December 1, 2020
Susan Pomilia
Director

By:	/s/ Thomas L. Seavey	Date:	December 1, 2020
Thomas L. Seavey
Director