Form 10-Q
period 2020-12-31
HENNESSY ADVISORS INC
filed 2021-02-11
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 8, 2021, there were 7,360,342 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	September 30,
	2020	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,954	$9,955
Investments in marketable securities, at fair value	9	9
Investment fee income receivable	2,688	2,403
Prepaid expenses	427	637
Other accounts receivable	324	378

Total current assets	13,402	13,382

Property and equipment, net of accumulated depreciation
of $1,680 and $1,618, respectively	298	294
Operating lease right-of-use asset	183	276
Management contracts	80,643	80,643
Other assets	192	191

Total assets	$94,718	$94,786

Liabilities and stockholders’ equity
Current liabilities
Accrued liabilities and accounts payable	$2,080	$3,813
Operating lease liability	220	330
Income taxes payable	1,272	949

Total current liabilities	3,572	5,092

Deferred income tax liability, net	11,829	11,516

Total liabilities	15,401	16,608

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,359,639 shares issued and outstanding as of December 31, 2020, and 7,356,822 as of September 30, 2020	19,082	18,705
Retained earnings	60,235	59,473

Total stockholders’ equity	79,317	78,178

Total liabilities and stockholders’ equity	$94,718	$94,786

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenue
Investment advisory fees	$7,208	$9,449
Shareholder service fees	581	795

Total revenue	7,789	10,244

Operating expenses
Compensation and benefits	2,104	2,513
General and administrative	1,308	1,492
Mutual fund distribution	121	139
Sub-advisory fees	1,785	2,316
Depreciation	62	53

Total operating expenses	5,380	6,513

Net operating income	2,409	3,731
Interest expense	—	187
Other income	(1)	(56)

Income before income tax expense	2,410	3,600
Income tax expense	637	972

Net income	$1,773	$2,628

Earnings per share
Basic	$0.24	$0.35

Diluted	$0.24	$0.35

Weighted average shares outstanding
Basic	7,357,883	7,501,147

Diluted	7,367,128	7,537,716

Cash dividends declared per share	$0.14	$0.14

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31, 2020
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	1,773	1,773
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	652	6	—	5
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	20
Stock-based compensation	—	352	—	352

Balance at December 31, 2020	7,359,639	$19,082	$60,235	$79,317

	Three Months Ended December 31, 2019
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	2,628	2,628
Dividends declared	—	—	(1,032)	(1,032)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,702	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,596	18	—	18
Shares repurchased pursuant to stock buyback program	(64,787)	(128)	(557)	(685)
Stock-based compensation	—	447	—	447

Balance at December 31, 2019	7,465,551	$18,030	$58,894	$76,924

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$1,773	$2,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62	53
Change in right-of-use asset and operating lease liability	(17)	(14)
Deferred income taxes	313	403
Stock-based compensation	352	447
Interest expense associated with debt issuance cost	—	13
Change in operating assets and liabilities:
Investment fee income receivable	(285)	(193)
Prepaid expenses	210	105
Other accounts receivable	54	(57)
Other assets	(1)	—
Accrued liabilities and accounts payable	(1,733)	(2,796)
Income taxes payable	323	696

Net cash provided by operating activities	1,051	1,285

Cash flows from investing activities
Purchases of property and equipment	(66)	(34)
Payments related to management contracts	—	(710)

Net cash used in investing activities	(66)	(744)

Cash flows from financing activities
Principal payments on bank loan	—	(1,094)
Shares repurchased pursuant to stock buyback program	—	(685)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	6	38
Dividend payments	(992)	(1,032)

Net cash used in financing activities	(986)	(2,773)

Net decrease in cash and cash equivalents	(1)	(2,232)
Cash and cash equivalents at the beginning of the period	9,955	24,687

Cash and cash equivalents at the end of the period	$9,954	$22,455

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$182

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2020, the Company’s operating results for the three months ended December 31, 2020 and 2019, and the Company’s cash flows for the three months ended December 31, 2020 and 2019. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub-advisor), conducting on site visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining a toll-free number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue Recognition.

The Company waived a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund and the Hennessy BP Energy Fund through the expiration of each fund’s expense limitation agreement on November 30, 2019, and October 25, 2020, respectively. The Company continues to waive a portion of its fees with respect to the Hennessy BP Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward basis.

The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic, particularly risks and uncertainties related to the increased volatility in the stock market. The Company cannot reasonably estimate the continued extent of the impact of the COVID-19 pandemic on its business. As of the date of issuance of the Company’s financial statements, the extent to which the COVID-19 pandemic may materially impact the Company’s financial condition, liquidity, or results of operations remains uncertain.

(2)	Management Contracts Purchased

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2020, by applying the income approach and is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of December 31, 2020, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

Under Accounting Standards Codification 350 — Intangibles – Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the useful life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.

The Company completed its most recent asset purchase on October 26, 2018, when it purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (the “BP Funds”), which were reorganized into the Hennessy BP Energy Fund and the Hennessy BP Midstream Fund, respectively, two new series of Hennessy Funds Trust.

(3)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16 Hennessy Funds.

The investment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement terminates. First, an investment advisory agreement automatically terminates if the Company assigns them to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or the Company.

As provided in each investment advisory agreement, the Company receives investment advisory fees monthly based on a percentage of the applicable fund’s average daily net asset value.

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy BP Energy Fund, the Hennessy BP Midstream Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory agreements, the sub-advisor is responsible for the investment and reinvestments of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub-advisors are subject to the direction, supervision, and control of the Company and the Funds’ Board of Trustees. The sub-advisory agreements must be renewed annually (except in limited circumstances) in the same manner as, and are subject to the same termination provisions as, the investment advisory agreements.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisory fees to the sub-advisors out of its own assets. Sub-advisory fees are calculated as a percentage of the applicable sub-advised fund’s average daily net asset value.

(4)	Fair Value Measurements

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$6,054	$—	$—	$6,054
Mutual fund investments	9	—	—	9

Total	$6,063	$—	$—	$6,063

Amounts included in
Cash and cash equivalents	$6,054	$—	$—	$6,054
Investments in marketable securities	9	—	—	9

Total	$6,063	$—	$—	$6,063

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$6,053	$—	$—	$6,053
Mutual fund investments	9	—	—	9

Total	$6,062	$—	$—	$6,062

Amounts included in
Cash and cash equivalents	$6,053	$—	$—	$6,053
Investments in marketable securities	9	—	—	9

Total	$6,062	$—	$—	$6,062

There were no transfers between levels during the three months ended December 31, 2020, or the year ended September 30, 2020.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use assets and current and long-term operating lease liabilities on the Company’s balance sheet. There were no long-term operating leases as of December 31, 2020, and September 30, 2020.

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

December 31, 2020
(In thousands,
except years
and percentages)
Operating lease right-of-use assets	$183
Operating lease liability	$220
Weighted average remaining lease term years	0.5
Weighted average discount rate	2.28%

For the three months ended December 31, 2020, the Company’s lease payments related to its operating lease right-of-use assets totaled $112,432 and rent expense, which is recorded under general and administrative expense in the statements of income, totaled $95,360.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

December 31, 2020
(In thousands)
Remainder of fiscal year 2021 undiscounted cash flows	$227
Present value discount	(7)

Total operating lease liabilities	$220

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued expenses reflected on the Company’s balance sheet are as follows:

	December 31,
	2020	2019
	(In thousands)
Accrued bonus liabilities	$901	$1,388
Accrued sub-advisor fees	617	793
Other accrued expenses	562	561

Total accrued liabilities and accounts payable	$2,080	$2,742

(7)	Income Taxes

The Company’s effective income tax rates for the three months ended December 31, 2020 and 2019, were 26.4% and 27.0%, respectively. The effective income tax rate was lower for the three months ended December 31, 2020, due to changes in discrete items on the Company’s tax returns (mainly a reduction in disallowed executive compensation under Section 162(m) of the Internal Revenue Code).

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2021	2020	2019	2018	2017
Federal
United States	X	X	X	X	X
State
California	X	X	X	X	X
Colorado	X	X			X
Connecticut	X	X	X	X	X
District of Columbia	X	X	X	X	X
Florida	X	X	X	X	X
Georgia	X	X	X	X	X
Illinois	X	X	X	X	X
Indiana	X	X
Iowa	X	X	X	X
Louisiana	X	X	X
Maryland	X	X	X	X	X
Massachusetts	X	X	X	X	X
Michigan	X	X	X	X	X
Minnesota	X	X	X	X	X
New Hampshire	X	X	X	X	X
New Jersey	X	X
New York	X	X	X	X	X
North Carolina	X	X	X	X	X
Oregon	X	X	X
Pennsylvania	X	X	X	X
Texas	X	X	X	X	X
Wisconsin	X	X	X	X	X

Total State Jurisdictions	22	22	19	17	16

For state tax jurisdictions with unfiled tax returns, the statutes of limitations remains open indefinitely.

(8)	Commitments and Contingencies

The Company has no commitments and no significant contingencies with original terms in excess of one year other than operating leases, which are discussed in Note 5.

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

A summary of RSU activity is as follows:

	Three Months Ended December 31, 2020
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	322,181	$9.76
Granted	—	—
Vested (1)	(32,267)	(10.89)
Forfeited	—	—

Non-vested balance at end of period	289,914	$9.64

(1) Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

December 31, 2020
(In thousands, except years)
Total expected compensation expense related to RSUs	$16,056
Recognized compensation expense related to RSUs	(13,262)

Unrecognized compensation expense related to RSUs	$2,794

Weighted average remaining years to expense for RSUs	2.8

Dividend Reinvestment and Stock Purchase Plan

In January 2018, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”) to provide shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 2,817 and 3,298 shares of common stock during the three months ended December 31, 2020 and 2019, respectively. The maximum number of shares that may be issued under the DRSPP was 1,550,000, of which 1,526,712 shares remained available for issuance as of December 31, 2020.

As discussed in Note 12, in January 2021, the Company began offering to investors an updated Dividend Reinvestment and Stock Purchase Plan that replaced the DRSPP.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company temporarily suspended repurchases under the stock buyback program as of March 24, 2020, so the Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the three months ended December 31, 2020.

(10)	Earnings per Share and Dividends per Share

Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock units (“RSUs”).

For the three months ended December 31, 2020 and 2019, the Company excluded 227,410 and 184,871 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on December 2, 2020, to shareholders of record as of November 12, 2020.

(11)	Recently Issued and Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This update eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adds new disclosure requirements for Level 3 measurements. It is effective for fiscal years beginning after December 15, 2019 (the Company’s fiscal year 2021), with early adoption permitted for any eliminated or modified disclosures. The Company is currently evaluating the impact of adopting this update but does not expect it to have a material impact on the Company’s financial condition, results of operations, cash flows, or related disclosures.

See Note 5 for additional disclosure regarding the Company’s leases.

(12)	Subsequent Events

In January 2021, the Company began offering to investors an updated Dividend Reinvestment and Stock Purchase Plan. The maximum number of shares that may be issued under the updated plan is 1,470,000 shares, of which 1,469,603 remain available for issuance.

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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and business conditions, including those related to the COVID-19 pandemic, movement of interest rates, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. In addition, while current domestic economic conditions are relatively favorable, changes in short-term interest rates, policy changes by the new administration in Washington, D.C., and developments in international financial markets could influence economic and financial conditions significantly. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Our Continuing Response to the COVID-19 Pandemic

In mid-March 2020, in response to the COVID-19 pandemic, we invoked our business continuity plan to ensure a smooth transition to remote work for our employees. We have continued to effectively operate the Company and remain committed to providing the same high level of services to the 16 Hennessy Funds and their shareholders. Further, we have undertaken various initiatives to ensure our continuing success in the work-from-home environment and prepare for our employees’ return to the office, including the following:

•	Regularly engaging with key partners and service providers to garner assurance regarding their ability to continue to provide high-quality services to us and to the Hennessy Funds;

•	Strengthening our digital marketing and public relations, including by expanding our online presence and speaking on and moderating panels at virtual industry-related conferences;

•	Keeping open lines of communication with our employees as they work from home to help ensure seamless operations, productive interactions, and early identification of issues;

•	Maintaining effective governance and internal controls in a remote work setting; and

•	Establishing a “return-to-work committee” to manage the following:

•	Creating and updating a thorough return-to-work plan;

•	Training all employees on such plan to prepare for their eventual return to in-office work; and

•	Interpreting and communicating ongoing changes to pandemic-related governmental mandates.

Given the dynamic nature of the COVID-19 pandemic and its effects, we will continue to revise our approach to these initiatives and take any additional actions we deem appropriate to meet the needs of our employees, our partners, and the Hennessy Funds and their shareholders. While we cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its ultimate impact on our business and revenues, we believe we have positioned the Company to emerge from the current crisis prepared for long-term growth.

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

On a total return basis, the Dow Jones Industrial Average was up 10.73% for the three months ended December 31, 2020. During the most recent quarter, equity prices rallied as the emergency use authorizations of two COVID-19 vaccines gave investors hope that vaccinations would start in the United States before year end. With vaccinations underway, attention has turned to the prospect of life starting to slowly return to pre-pandemic norms. While certain segments of the economy, such as information technology, have performed quite well during the pandemic, other segments, such as travel and leisure, have been adversely affected. With the possibility of a return to pre-pandemic levels of economic activity comes the potential for those industries to recover as restaurants reopen and people start to travel again. In addition to encouraging vaccine news, the Federal Reserve continues to stress that it does not expect to raise short-term interest rates during 2021. The prospect of low interest rates and a strengthening economy has given investors reason to be constructive on the market.

Long-term U.S. bond yields increased during the three months ended December 31, 2020, as the economic outlook improved and the prospect of inflation became a topic of discussion. While inflation trends remained muted, investors are starting to anticipate a day when the Federal Reserve may be forced to adjust rate policy.

The Japanese equity market was up 13.65% in U.S. dollar terms over the three months ended December 31, 2020, as measured by the Tokyo Stock Price Index. During the period, Japan benefitted from China’s strong economic rebound as the two countries are strong trade partners. With the prospect of healthy corporate earnings growth in the first half of 2021and a consensus that demand for Japanese products will accelerate in the second half of 2021, equities rallied during the period despite subdued domestic consumption and the continuation of pandemic restrictions throughout the country.

Against this backdrop, 14 of the Hennessy Funds posted positive annualized returns in each of the three-year, five-year, ten-year, and since inception periods ended December 31, 2020, the exception being the two BP Funds, which focus exclusively on the more volatile Energy sector. In the one-year period ended December 31, 2020, 10 of the 16 Hennessy Funds generated positive returns.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing thought leadership and other resources to help them navigate through this unprecedented market disruption due to the pandemic. We operate a robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology in an effort to both to retain assets and to drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to nearly 175,000 mutual fund accounts nationwide, including accounts held by shareholders who employ financial advisors to assist them with investing and accounts held by retail shareholders who invest directly with us. We serve over 15,500 financial advisors who utilize the Hennessy Funds on behalf of their clients, including over 1,000 who purchased one of our Funds for the first time during calendar year 2020. Approximately 18% of such advisors own two or more Hennessy Funds, and nearly 550 advisors hold a position of over $500,000, demonstrating strong brand loyalty.

Total assets under management as of December 31, 2020, was $3.8 billion, a decrease of $1.1 billion, or 23.0%, compared to December 31, 2019. The decrease in total assets was attributable to net outflows from the Hennessy Funds.

The following table illustrates the changes quarter by quarter in our assets under management since December 31, 2019:

	Fiscal Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
	(In thousands)
Beginning assets under management	$3,564,597	$3,491,768	$3,319,932	$4,978,502	$4,873,839
Acquisition inflows	—	—	—	—	—
Organic inflows	213,502	118,027	104,742	161,368	187,057
Redemptions	(401,160)	(280,273)	(471,129)	(685,621)	(334,103)
Market appreciation (depreciation)	455,612	235,075	538,223	(1,134,317)	251,709

Ending assets under management	$3,832,551	$3,564,597	$3,491,768	$3,319,932	$4,978,502

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class for each quarter since December 31, 2019:

	Fiscal Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
	(In thousands)
Investor Class	$2,308,369	$2,209,305	$2,130,287	$2,724,261	$3,160,832
Institutional Class	1,477,001	1,405,683	1,318,522	1,653,242	1,787,459

Total	$3,785,370	$3,614,988	$3,448,809	$4,377,503	$4,948,291

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of December 31, 2020, this asset had a net balance of $80.6 million, unchanged since September 30, 2020.

The principal liability on our balance sheet is the net deferred tax liability of $11.8 million generated due to the continued write off of our management contracts asset for tax purposes, which creates a book-to-tax difference.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended December 31,
	2020		2019
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,208	92.5%	$9,449	92.2%
Shareholder service fees	581	7.5	795	7.8

Total revenue	7,789	100.0	10,244	100.0

Operating expenses
Compensation and benefits	2,104	27.0	2,513	24.5
General and administrative	1,308	16.8	1,492	14.6
Mutual fund distribution	121	1.6	139	1.4
Sub-advisory fees	1,785	22.9	2,316	22.6
Depreciation	62	0.8	53	0.5

Total operating expenses	5,380	69.1	6,513	63.6

Operating income	2,409	30.9	3,731	36.4
Interest expense	—	—	187	1.8
Other income	(1)	(0.0)	(56)	(0.6)

Income before income tax expense	2,410	30.9	3,600	35.2
Income tax expense	637	8.1	972	9.5

Net income	$1,773	22.8%	$2,628	25.7%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, total revenue decreased by 24.0%, from $10.2 million to $7.8 million, investment advisory fees decreased by 23.7%, from $9.4 million to $7.2 million, and shareholder service fees decreased by 26.9%, from $0.8 million to $0.6 million.

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

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2020, was $3.8 billion, which represents a decrease of $1.2 billion, or 23.5%, compared to the three months ended December 31, 2019. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2020, was the Hennessy Focus Fund, with $1.2 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2020, was the Hennessy Japan Fund, with $0.8 billion. We collect an investment advisory fee from the Japan Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate in the range of 0.35% to 0.42% (depending on asset level) to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of December 31, 2020, was $3.8 billion, a decrease of $1.1 billion, or 23.0%, compared to December 31, 2019. The decrease was attributable to net outflows from the Hennessy Funds.

The Hennessy Funds with net inflows were as follows:

Three Months Ended December 31, 2020
Fund Name	Amount
Hennessy Japan Fund	$99 million
Hennessy Large Cap Financial Fund	$7 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended December 31, 2020
Fund Name	Amount
Hennessy Focus Fund	$(182) million
Hennessy Gas Utility Fund	$(55) million
Hennessy Cornerstone Mid Cap 30 Fund	$(26) million

Redemptions as a percentage of assets under management increased from an average of 2.2% per month during the three months ended December 31, 2019, to an average of 3.5% per month during the three months ended December 31, 2020.

Operating Expenses

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, total operating expenses decreased by 17.4%, from $6.5 million to $5.4 million. Although the dollar value decreased, operating expenses as a percentage of total revenue increased 5.5 percentage points to 69.1% because fixed expenses have become a larger portion of total operating expense.

Compensation and Benefits Expense: Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, compensation and benefits expense decreased by 16.3%, from $2.5 million to $2.1 million. Although the dollar value decreased, compensation and benefits expense as a percentage of total revenue increased 2.5 percentage points to 27.0% because fixed expenses, such as salaries, have become a larger portion of total compensation and benefit expense. The dollar value decrease is mainly due to a decrease in incentive-based compensation.

General and Administrative Expense: Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, general and administrative expense decreased by 12.3%, from $1.5 million to $1.3 million. Although the dollar value decreased, general and administrative expense as a percentage of total revenue increased 2.2 percentage points to 16.8% because fixed expenses, such as office rent and professional services, have become a larger portion of total general and administrative expense. The dollar value decrease is mainly to a decrease in conference and travel expense.

Mutual Fund Distribution Expense: Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded in “mutual fund distribution expense” in our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an institution are less than a threshold amount. In such cases, we pay the minimum fee.

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, mutual fund distribution expense decreased by 12.9%, from $0.14 million to $0.12 million. Although the dollar value decreased, mutual fund distribution expense as a percentage of total revenue increased 0.2 percentage points to 1.6% because fixed expenses, such as minimum fees, have become a larger portion of the total. The dollar value decrease is due to lower average daily net assets held at financial institutions.

Sub-Advisory Fees Expense: Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, sub-advisory fees expense decreased by 22.9%, from $2.3 million to $1.8 million. Although the dollar value decreased, sub-advisory fees expense as a percentage of total revenue increased 0.3 percentage points to 22.9% because assets held in our sub-advised funds have become a larger percent of our total assets under management. The dollar value decrease is due to a decrease in assets under management held in our sub-advised funds.

Depreciation Expense: Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, depreciation expense increased by 17.0%, from $0.05 million to $0.06 million. As a percentage of total revenue, depreciation expense increased 0.3 percentage points to 0.8%.

Interest Expense

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, interest expense decreased by 100.0% from $0.2 million to $0, due to a repayment in full on the principal balance on March 26, 2020.

Income Tax Expense

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, income tax expense decreased by 34.5%, from $1.0 million to $0.6 million, due primarily to lower net operating income for the current period, and secondarily to a lower effective income tax rate that resulted from changes in discrete items on our tax returns (mainly a reduction in disallowed executive compensation under Section 162(m) of the Internal Revenue Code).

Net Income

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, net income decreased by 32.5%, from $2.6 million to $1.8 million. The decrease in net income was due to lower net operating income in the current period, partially offset by the lower effective income tax rate discussed above.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2020, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of December 31, 2020, was $3.8 billion, a decrease of $1.1 billion or 23.0%, compared to December 31, 2019. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended December 31, 2020, was $3.8 billion, a decrease of $1.2 billion or 23.5%, compared to the three months ended December 31, 2019. As of December 31, 2020, we had cash and cash equivalents of $10.0 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Three Months Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$1,051	$1,285
Net cash used in investing activities	(66)	(744)
Net cash used in financing activities	(986)	(2,773)

Net decrease in cash and cash equivalents	$(1)	$(2,232)

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, cash provided by operating activities decreased $0.1 million due mainly to decreased operating income.

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, cash used in investing activities decreased $0.7 million due to a payment for the purchase of assets related to the management of the BP Funds made in the prior period.

Comparing the three months ended December 31, 2019, to the three months ended December 31, 2020, cash used for financing activities decreased $1.8 million due primarily to not having any principal payments due on our term loan (which we paid off in full in March 2020) and secondarily to not repurchasing any shares pursuant to our buyback plan in the current period (whereas we did repurchase shares in the prior period).

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2020, filed on February 11, 2021, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 11, 2021	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President