Form 10-Q
period 2021-03-31
HENNESSY ADVISORS INC
filed 2021-05-12
CIK 1145255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 7, 2021, there were 7,364,091shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I:    FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,476	$9,955
Investments in marketable securities, at fair value	10	9
Investment fee income receivable	2,772	2,403
Prepaid expenses	534	637
Other accounts receivable	286	378

Total current assets	15,078	13,382

Property and equipment, net of accumulated depreciation of $1,743 and $1,618, respectively	302	294
Operating lease right-of-use asset	1,191	276
Management contracts	80,643	80,643
Other assets	199	191

Total assets	$97,413	$94,786

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$2,642	$3,813
Operating lease liability	384	330
Income taxes payable	847	949

Total current liabilities	3,873	5,092

Long-term operating lease liability	826	—
Net deferred income tax liability	12,143	11,516

Total liabilities	16,842	16,608

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,363,081 shares issued and outstanding as of March 31, 2021, and 7,356,822 as of September 30, 2020	19,462	18,705
Retained earnings	61,109	59,473

Total stockholders’ equity	80,571	78,178

Total liabilities and stockholders’ equity	$97,413	$94,786

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue
Investment advisory fees	$7,347	$8,201	$14,555	$17,650
Shareholder service fees	587	678	1,168	1,473

Total revenue	7,934	8,879	15,723	19,123

Operating expenses
Compensation and benefits	2,252	2,414	4,356	4,927
General and administrative	1,132	1,288	2,440	2,780
Mutual fund distribution	120	115	241	254
Sub-advisory fees	1,804	2,008	3,589	4,324
Depreciation	63	61	125	114

Total operating expenses	5,371	5,886	10,751	12,399

Net operating income	2,563	2,993	4,972	6,724
Interest expense	—	260	—	447
Other income	—	(32)	(1)	(88)

Income before income tax expense	2,563	2,765	4,973	6,365
Income tax expense	677	795	1,314	1,767

Net income	$1,886	$1,970	$3,659	$4,598

Earnings per share
Basic	$0.26	$0.27	$0.50	$0.62

Diluted	$0.26	$0.27	$0.50	$0.62

Weighted average shares outstanding
Basic	7,360,928	7,363,938	7,359,389	7,432,918

Diluted	7,382,854	7,393,167	7,372,708	7,466,169

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2021
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	1,773	1,773
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	652	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Stock-based compensation	—	352	—	352

Balance at December 31, 2020	7,359,639	$19,082	$60,235	$79,317

Net income	—	—	1,886	1,886
Dividends declared	—	—	(1,012)	(1,012)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	306	3	—	3
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	838	7	—	7
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,298	19	—	19
Stock-based compensation	—	351	—	351

Balance at March 31, 2021	7,363,081	$19,462	$61,109	$80,571

	Six Months Ended March 31, 2020
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	2,628	2,628
Dividends declared	—	—	(1,032)	(1,032)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,702	20	—	20
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,596	18	—	18
Stock-based compensation	—	447	—	447
Shares repurchased pursuant to stock buyback program	(64,787)	(128)	(557)	(685)

Balance at December 31, 2019	7,465,551	$18,030	$58,894	$76,924

Net income	—	—	1,970	1,970
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	46	—	—	—
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	1,835	18	—	18
Stock-based compensation	—	447	—	447
Shares repurchased pursuant to stock buyback program	(206,109)	(406)	(1,622)	(2,028)

Balance at March 31, 2020	7,261,323	$18,089	$58,231	$76,320

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$3,659	$4,598
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	125	114
Unrealized (gain) loss on marketable securities	(1)	1
Change in right-of-use asset and operating lease liability	(35)	(27)
Deferred income taxes	627	950
Deferred offering costs	(7)	—
Stock-based compensation	703	894
Interest expense associated with debt issuance cost	—	125
Change in operating assets and liabilities
Investment fee income receivable	(369)	841
Prepaid expenses	103	140
Other accounts receivable	92	50
Other assets	(1)	—
Accrued liabilities and accounts payable	(1,171)	(2,436)
Income taxes payable	(102)	39

Net cash provided by operating activities	3,623	5,289

Cash flows from investing activities
Purchases of property and equipment	(133)	(69)
Payments related to management contracts	—	(710)

Net cash used in investing activities	(133)	(779)

Cash flows from financing activities
Principal payments on bank loan	—	(17,500)
Shares repurchased pursuant to stock buyback program	—	(2,713)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	9	20
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	7	—
Dividend payments	(1,985)	(2,007)

Net cash used in financing activities	(1,969)	(22,200)

Net increase (decrease) in cash and cash equivalents	1,521	(17,690)
Cash and cash equivalents at the beginning of the period	9,955	24,687

Cash and cash equivalents at the end of the period	$11,476	$6,997

Supplemental disclosures of cash flow information
Cash paid for income taxes	$790	$798
Cash paid for interest	$—	$381

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2021, the Company’s operating results for the three and six months ended March 31, 2021 and 2020, and the Company’s cash flows for the three and six months ended March 31, 2021 and 2020. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2020, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

•

monitoring compliance with federal securities laws, maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub-advisor), conducting onsite visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, D&O/E&O insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2020, by applying the income approach and is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of March 31, 2021, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$8,053	$—	$—	$8,053
Mutual fund investments	10	—	—	10

Total	$8,063	$—	$—	$8,063

Amounts included in:
Cash and cash equivalents	$8,053	$—	$—	$8,053
Investments in marketable securities	10	—	—	10

Total	$8,063	$—	$—	$8,063

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$6,053	$—	$—	$6,053
Mutual fund investments	9	—	—	9
Total	$6,062	$—	$—	$6,062

Amounts included in:
Cash and cash equivalents	$6,053	$—	$—	$6,053
Investments in marketable securities	9	—	—	9
Total	$6,062	$—	$—	$6,062

There were no transfers between levels during the six months ended March 31, 2021, or the year ended September 30, 2020.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use assets and current and long-term operating lease liabilities on the Company’s balance sheet. There were no long-term operating leases as of September 30, 2020. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease expires on July 31, 2024. The lease renewal created a long-term operating lease as of March 31, 2021.

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

March 31, 2021
(In thousands, except years and percentages)
Operating lease right-of-use assets	$1,191
Current operating lease liability	$384
Long-term operating lease liability	$826
Weighted average remaining lease term	3.3
Weighted average discount rate	0.90%

For the six months ended March 31, 2021, rent expense, which is recorded under general and administrative expense in the statements of income, totaled $200,574.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

March 31, 2021
(In thousands)
Remainder of fiscal year 2021	$206
Fiscal year 2022	363
Fiscal year 2023	374
Fiscal year 2024	286

Total undiscounted cash flows	1,229

Present value discount	(19)

Total operating lease liabilities	$1,210

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	March 31,	September 30,
	2021	2020
	(In thousands)
Accrued bonus liabilities	$1,446	$2,571
Accrued sub-advisor fees	615	552
Other accrued expenses	581	690

Total accrued liabilities and accounts payable	$2,642	$3,813

(7)	Income Taxes

The Company’s effective income tax rates for the six months ended March 31, 2021 and 2020, were 26.4% and 27.8%, respectively. The effective income tax rate was lower for the six months ended March 31, 2021, due to changes in discrete items on the Company’s tax returns (mainly a reduction in disallowed executive compensation under Section 162(m) of the Internal Revenue Code).

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

A summary of RSU activity is as follows:

	Six Months Ended March 31, 2021
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	322,181	$9.76
Granted	—	—
Vested (1)	(64,534)	(10.89)
Forfeited	—	—

Non-vested balance at end of period	257,647	$9.48

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

March 31, 2021
(In thousands, except years)
Total expected compensation expense related to RSUs	$16,056
Recognized compensation expense related to RSUs	(13,614)

Unrecognized compensation expense related to RSUs	$2,442

Weighted average remaining years to expense for RSUs	2.6

Dividend Reinvestment and Stock Purchase Plan

In January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 6,259 and 5,179 shares of common stock during the six months ended March 31, 2021 and 2020, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,466,864 shares remained available for issuance as of March 31, 2021.

Stock Buyback Program

In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company temporarily suspended repurchases under the stock buyback program as of March 24, 2020, so the Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2021.

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

For the three and six months ended March 31, 2021, the Company excluded 74,352 and 227,410 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. For both the three and six months ended March 31, 2020, the Company excluded 184,871 common stock equivalents from the diluted earnings per share calculations because they were not dilutive. In all cases, the excluded common stock equivalents consisted of non-vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on March 9, 2021, to shareholders of record as of February 24, 2021.

(11)	Recently Issued and Adopted Accounting Standards

The Company has reviewed accounting pronouncements issued between the filing date of its most recent Form 10-K, which was December 1, 2020, and the filing date of this Form 10-Q and has determined that no accounting pronouncements issued would have a material impact on the Company’s financial position, results of operations, or disclosures.

(12)	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material events occurred during this period that require recognition or disclosure.

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

Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

Overview

Our primary business activity is providing investment advisory services to a family of open-end mutual funds branded as the Hennessy Funds. We manage 10 of the 16 Hennessy Funds internally. For the remaining six funds, we have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each fund’s investment performance, and monitor each sub-advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make onsite visits to sub-advisors, as feasible. Our secondary business activity is providing shareholder services to shareholders of the Hennessy Funds.

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

On a total return basis, the Dow Jones Industrial Average was up 8.29% and 19.91% for the three and six months ended March 31, 2021, respectively. During the most recent quarter, equity prices rallied as the rollout of COVID-19 vaccination centers around the United States and in various countries around the world became a reality. The availability of the vaccine, as well as improvement in key COVID-19 metrics, gave rise to hope for a further reopening of the economy. The unemployment rate, after having peaked at 14.7% in April 2020, is at 6.0% as of March 31, 2021, as the opening of the economy has necessitated the hiring and re-hiring of personnel. With all of this promising news has come the concern that inflation may be imminent. However, while it seems inevitable that prices may rise in some instances due to temporary supply chain disruptions, the consensus among market experts is that inflation should remain relatively subdued in the near term. With interest rates remaining low and employment trends improving, we expect interest rates and inflation to be an ongoing discussion in upcoming quarters. The Federal Reserve continues to stress that it remains accommodative and will abstain from interest rate hikes during 2021.

Long-term U.S. bond yields increased during the three months ended March 31, 2021, as the economic outlook improved and the likelihood of inflation increased. While inflation trends remained muted, investors are starting to anticipate a day when the Federal Reserve may be forced to adjust rate policy.

The Japanese equity market, as measured by the Tokyo Stock Price Index, was up 2.08% and 16.02% (in U.S. dollar terms) for the three and six months ended March 31, 2021, respectively. While Japan has fared relatively well compared to the United States with respect to the number of COVID-19 cases, infection rates in Japan rose during the recent quarter. This setback, coupled with a slower vaccine rollout compared to the United States, seems to have dampened economic growth in the quarter.

In the one-year period ended March 31, 2021, each of the 16 Hennessy Funds generated double-digit or triple-digit positive returns as the market recovered quickly from the sharp pandemic-induced decline in 2020. Over the longer term, 14 of the Hennessy Funds posted positive annualized returns in each of the three-year, five-year, ten-year, and since inception periods ended March 31, 2021, the exception being the two Hennessy BP Funds, which focus exclusively on the more volatile Energy sector.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing thought leadership and other resources to help them navigate through this unprecedented market disruption due to the COVID-19 pandemic. We operate a robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology in an effort to both retain assets and drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to nearly 170,000 mutual fund accounts nationwide, including accounts held by shareholders who employ financial advisors to assist them with investing as well as accounts held by retail shareholders who invest directly with us. We serve nearly 14,000 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 300 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 550 advisors hold a position of over $500,000, demonstrating strong brand loyalty.

Total assets under management as of March 31, 2021, was $4.0 billion, an increase of $0.7 billion, or 21.2%, compared to March 31, 2020. The increase in total assets was attributable to market appreciation.

The following table illustrates the quarter-by-quarter changes in our assets under management since March 31, 2020:

	Fiscal Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(In thousands)
Beginning assets under management	$3,832,551	$3,564,597	$3,491,768	$3,319,932	$4,978,502
Acquisition inflows	—	—	—	—	—
Organic inflows	208,253	213,502	118,027	104,742	161,368
Redemptions	(369,846)	(401,160)	(280,273)	(471,129)	(685,621)
Market appreciation (depreciation)	352,406	455,612	235,075	538,223	(1,134,317)

Ending assets under management	$4,023,364	$3,832,551	$3,564,597	$3,491,768	$3,319,932

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class for each quarter since March 31, 2020:

	Fiscal Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(In thousands)
Investor Class	$2,378,675	$2,308,369	$2,209,305	$2,130,287	$2,724,261
Institutional Class	1,539,714	1,477,001	1,405,683	1,318,522	1,653,242

Total	$3,918,389	$3,785,370	$3,614,988	$3,448,809	$4,377,503

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of March 31, 2021, this asset had a net balance of $80.6 million, unchanged since September 30, 2020.

The principal liability on our balance sheet is the net deferred tax liability of $12.1 million generated due to the continued write off of our management contracts asset for tax purposes, which creates a book-to-tax difference.

Results of Operations

The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and six months ended March 31, 2021:

	Three Months Ended March 31,
	2021		2020
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,347	92.6%	$8,201	92.4%
Shareholder service fees	587	7.4	678	7.6

Total revenue	7,934	100.0	8,879	100.0

Operating expenses
Compensation and benefits	2,252	28.4	2,414	27.2
General and administrative	1,132	14.3	1,288	14.5
Mutual fund distribution	120	1.5	115	1.3
Sub-advisory fees	1,804	22.7	2,008	22.6
Depreciation	63	0.8	61	0.7

Total operating expenses	5,371	67.7	5,886	66.3

Net operating income	2,563	32.3	2,993	33.7
Interest expense	—	—	260	2.9
Other income	—	—	(32)	(0.3)

Income before income tax expense	2,563	32.3	2,765	31.1
Income tax expense	677	8.5	795	8.9

Net income	$1,886	23.8%	$1,970	22.2%

	Six Months Ended March 31,
	2021		2020
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$14,555	92.6%	$17,650	92.3%
Shareholder service fees	1,168	7.4	1,473	7.7

Total revenue	15,723	100.0	19,123	100.0

Operating expenses
Compensation and benefits	4,356	27.7	4,927	25.8
General and administrative	2,440	15.5	2,780	14.5
Mutual fund distribution	241	1.5	254	1.3
Sub-advisory fees	3,589	22.8	4,324	22.6
Depreciation	125	0.9	114	0.6

Total operating expenses	10,751	68.4	12,399	64.8

Net operating income	4,972	31.6	6,724	35.2
Interest expense	—	—	447	2.3
Other income	(1)	(0.0)	(88)	(0.4)

Income before income tax expense	4,973	31.6	6,365	33.3
Income tax expense	1,314	8.3	1,767	9.3

Net income	$3,659	23.3%	$4,598	24.0%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, total revenue decreased by 10.6%, from $8.9 million to $7.9 million, investment advisory fees decreased by 10.4%, from $8.2 million to $7.3 million, and shareholder service fees decreased by 13.4%, from $0.7 million to $0.6 million.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, total revenue decreased by 17.8%, from $19.1 million to $15.7 million, investment advisory fees decreased by 17.5%, from $17.7 million to $14.6 million, and shareholder service fees decreased by 20.7%, from $1.5 million to $1.2 million.

In both periods, the decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2021, was $3.9 billion, which represents a decrease of $0.5 billion, or 10.5%, compared to the three months ended March 31, 2020, and average daily net assets for the six months ended March 31, 2021, was $3.9 billion, which represents a decrease of $0.8 billion, or 17.4%, compared to the six months ended March 31, 2020. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2021, was the Hennessy Focus Fund, with $1.1 billion in each period. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2021, was the Hennessy Japan Fund, with $0.9 billion in each period. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate in the range of 0.35% to 0.42% (depending on asset level) to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of March 31, 2021, was $4.0 billion, an increase of $0.7 billion, or 21.2%, compared to March 31, 2020. The increase was attributable to market appreciation.

The Hennessy Funds with net inflows were as follows:

Three Months Ended March 31, 2021
Fund Name	Amount
Hennessy Japan Fund	$23 million
Hennessy Small Cap Financial Fund	$20 million
Hennessy Japan Small Cap Fund	$3 million

Six Months Ended March 31, 2021
Fund Name	Amount
Hennessy Japan Fund	$122 million
Hennessy Small Cap Financial Fund	$18 million
Hennessy Japan Small Cap Fund	$2 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended March 31, 2021
Fund Name	Amount
Hennessy Focus Fund	$(110) million
Hennessy Gas Utility Fund	$(44) million
Hennessy Cornerstone Mid Cap 30 Fund	$(27) million

Six Months Ended March 31, 2021
Fund Name	Amount
Hennessy Focus Fund	$(292) million
Hennessy Gas Utility Fund	$(99) million
Hennessy Cornerstone Mid Cap 30 Fund	$(53) million

Redemptions as a percentage of assets under management decreased from an average of 4.9% per month during the three months ended March 31, 2020, to an average of 3.2% per month during the three months ended March 31, 2021. Redemptions as a percentage of assets under management decreased from an average of 3.6% per month during the six months ended March 31, 2020, to an average of 3.4% per month during the six months ended March 31, 2021.

Operating Expenses

Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, total operating expenses decreased by 8.7%, from $5.9 million to $5.4 million. The decrease in operating expenses was due to decreases in all expense categories other than mutual fund distribution expense and depreciation expense, which moderately increased. As a percentage of total revenue, total operating expenses increased 1.4 percentage points to 67.7%.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, total operating expenses decreased by 13.3%, from $12.4 million to $10.8 million. The decrease in operating expenses was due to decreases in all expense categories other than depreciation expense, which moderately increased. As a percentage of total revenue, total operating expenses increased 3.6 percentage points to 68.4%.

Although the dollar value decreased in both periods, operating expenses increased as a percentage of total revenue due to our fixed costs, which did not decrease at as high of a rate as revenue did.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, compensation and benefits expense decreased by 6.7%, from $2.4 million to $2.3 million. As a percentage of total revenue, compensation and benefits expense increased 1.2 percentage points to 28.4%.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, compensation and benefits expense decreased by 11.6%, from $4.9 million to $4.4 million. As a percentage of total revenue, compensation and benefits expense increased 1.9 percentage points to 27.7%.

In both periods, the decrease in compensation and benefits expense was due primarily to a decrease in incentive-based compensation. Although the dollar value decreased in both periods, compensation and benefits expense increased as a percentage of total revenue due to our fixed salary and benefits costs.

General and Administrative Expense: Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, general and administrative expense decreased by 12.1% from $1.3 million to $1.1 million. As a percentage of total revenue, general and administrative expense decreased 0.2 percentage points to 14.3%. The decrease in general and administrative expenses was due mainly to a decrease in conference and travel expense.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, general and administrative expense decreased by 12.2% from $2.8 million to $2.4 million. As a percentage of total revenue, general and administrative expense increased 1.0 percentage points to 15.5%. Although the dollar value decreased due to a decrease in conference and travel expense, general and administrative expenses increased as a percentage of total revenue due to our other fixed costs, such as rent and professional fees.

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

Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, mutual fund distribution expense increased by 4.3%, from $0.115 million to $0.120 million.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, mutual fund distribution expense decreased by 5.1%, from $0.25 million to $0.24 million.

Mutual fund distribution expenses fluctuated in both periods based on the following factors:

•	average daily net assets held by financial institutions;

•	the split of average daily net assets held by financial institutions in Institutional Class shares of the Hennessy Funds versus Investor Class shares of the Hennessy Funds; and

•	fee minimums at various financial institutions.

For both the three and six months ended March 31, 2021, mutual fund distribution expense as a percentage of total revenue increased 0.2 percentage points to 1.5%. The increase in mutual fund distribution expense as a percentage of total revenue was due to a larger portion of the fees being attributable to fixed minimum fees, which do not fluctuate in line with revenue.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, sub-advisory fees expense decreased by 10.2%, from $2.0 million to $1.8 million. As a percentage of total revenue, sub-advisory fees expense increased 0.1 percentage points to 22.7%.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, sub-advisory fees expense decreased by 17.0%, from $4.3 million to $3.6 million. As a percentage of total revenue, sub-advisory fees expense increased 0.2 percentage points to 22.8%.

In both periods, the dollar value decrease in sub-advisory fees expense was due to decreased average daily net assets held in the sub-advised Hennessy Funds. Although the dollar value decreased, sub-advisory fees expense increased as a percentage of total revenue because the decrease in average daily net assets held by the Hennessy Funds that we internally manage was larger than the decrease in average daily net assets of the sub-advised Hennessy Funds.

Depreciation Expense: Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, depreciation expense increased by 3.3%, from $0.061 million to $0.063 million. As a percentage of total revenue, depreciation expense increased 0.1 percentage points to 0.8%.

Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, depreciation expense increased by 9.6%, from $0.11 million to $0.13 million. As a percentage of total revenue, depreciation expense increased 0.3 percentage points to 0.9%.

In both periods, the increase in depreciation expense resulted from fixed asset purchases.

Interest Expense

Comparing the three and six months ended March 31, 2020, to the three and six months ended March 31, 2021, interest expense decreased by 100.0% from $0.26 million and $0.45 million to $0.

In both periods, the decrease in interest expense was due to the payoff in full of the remaining outstanding balance under our term loan agreement with U.S. Bank National Association on March 26, 2020.

Income Tax Expense

Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, income tax expense decreased by 14.8%, from $0.8 million to $0.7 million. Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, income tax expense decreased by 25.6%, from $1.8 million to $1.3 million.

In both periods, the decrease in income tax expense was due primarily to lower net operating income in the current period and secondarily to a lower effective income tax rate as discussed above.

Net Income

Comparing the three months ended March 31, 2020, to the three months ended March 31, 2021, net income decreased by 4.3%, from $2.0 million to $1.9 million. Comparing the six months ended March 31, 2020, to the six months ended March 31, 2021, net income decreased by 20.4%, from $4.6 million to $3.7 million.

In both periods, the decrease in net income was primarily due to lower net operating income in the current period.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2021, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking to increase our borrowing capacity or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of March 31, 2021, was $4.0 billion, an increase of $0.7 billion or 21.2%, compared to March 31, 2020. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2021, was $3.9 billion, a decrease of $0.8 billion or 17.4%, compared to the six months ended March 31, 2020. As of March 31, 2021, we had cash and cash equivalents of $11.5 million.

The following table compares the six months ended March 31, 2021, to the six months ended March 31, 2020, with respect to key financial data relating to our liquidity and use of cash:

	For the Six Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$3,623	$5,289
Net cash used in investing activities	(133)	(779)
Net cash used in financing activities	(1,969)	(22,200)

Net increase (decrease) in cash and cash equivalents	$1,521	$(17,690)

The decrease in cash provided by operating activities of $1.7 million was due mainly to decreased operating income.

The decrease in cash used in investing activities of $0.6 million was due to a payment for the purchase of assets related to the management of the BP Funds made in the prior period that was not made in the current period.

The decrease in cash used for financing activities of $20.2 million was due primarily to the prepayment of the remaining outstanding balance payable under our term loan agreement with U.S. Bank National Association in the prior period.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:    OTHER INFORMATION

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2021, filed on May 12, 2021, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 12, 2021	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President