Form 10-Q
period 2021-06-30
HENNESSY ADVISORS INC
filed 2021-08-04
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
(415)
899-1555
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value	HNNA	The NASDAQ Stock M a rket LLC
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
As of July 30, 2021, there were
7,367,149
 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements
Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,038	$9,955
Investments in marketable securities, at fair value	10	9
Investment fee income receivable	2,821	2,403
Prepaid expenses	328	637
Other accounts receivable	360	378

Total current assets	17,557	13,382

Property and equipment, net of accumulated depreciation of $1,799 and $1,618, respectively	295	294
Operating lease right-of-use asset	1,100	276
Management contracts	80,643	80,643
Other assets	208	191

Total assets	$99,803	$94,786

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$3,378	$3,813
Operating lease liability	357	330
Income taxes payable	747	949

Total current liabilities	4,482	5,092

Long-term operating lease liability	737	—
Net deferred income tax liability	12,398	11,516

Total liabilities	17,617	16,608

Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,366,649 shares issued and outstanding as of June 30, 2021, and 7,356,822 as of September 30, 2020	19,846	18,705
Retained earnings	62,340	59,473

Total stockholders’ equity	82,186	78,178

Total liabilities and stockholders’ equity	$99,803	$94,786

See Notes to Unaudited Condensed Financial Statements

Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue
Investment advisory fees	$7,903	$6,366	$22,458	$24,016
Shareholder service fees	624	529	1,792	2,002

Total revenue	8,527	6,895	24,250	26,018

Operating expenses
Compensation and benefits	2,330	1,797	6,686	6,724
General and administrative	1,124	1,074	3,564	3,854
Mutual fund distribution	118	109	359	363
Sub-advisory fees	1,863	1,569	5,452	5,893
Depreciation	56	63	181	177

Total operating expenses	5,491	4,612	16,242	17,011

Net operating income	3,036	2,283	8,008	9,007
Interest expense	—	—	—	447
Other income	(1)	(1)	(2)	(89)

Income before income tax expense	3,037	2,284	8,010	8,649
Income tax expense	793	509	2,107	2,276

Net income	$2,244	$1,775	$5,903	$6,373

Earnings per share
Basic	$0.30	$0.24	$0.80	$0.86

Diluted	$0.30	$0.24	$0.80	$0.86

Weighted average shares outstanding
Basic	7,364,716	7,262,042	7,361,165	7,376,167

Diluted	7,431,925	7,279,294	7,387,356	7,404,578

Cash dividends declared per share	$0.14	$0.14	$0.41	$0.41

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Nine Months Ended June 30, 2021
	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	1,773	1,773
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	652	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Stock-based compensation	—	352	—	352

Balance at December 31, 2020	7,359,639	$19,082	$60,235	$79,317

Net income	—	—	1,886	1,886
Dividends declared	—	—	(1,012)	(1,012)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	306	3	—	3
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	838	7	—	7
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,298	19	—	19
Stock-based compensation	—	351	—	351

Balance at March 31, 2021	7,363,081	$19,462	$61,109	$80,571

Net income	—	—	2,244	2,244
Dividends declared	—	—	(1,013)	(1,013)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,424	13	—	13
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,144	20	—	20
Stock-based compensation	—	351	—	351

Balance at June 30, 2021	7,366,649	$19,846	$62,340	$82,186

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

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$5,903	$6,373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	181	177
Unrealized gain on marketable securities	(1)	—
Change in right-of-use asset and operating lease liability	(60)	(44)
Deferred income taxes	882	1,007
Deferred offering costs	(7)	—
Stock-based compensation	1,054	1,341
Interest expense associated with debt issuance cost	—	125
Change in operating assets and liabilities:
Investment fee income receivable	(418)	897
Prepaid expenses	309	212
Other accounts receivable	18	106
Other assets	(10)	—
Accrued liabilities and accounts payable	(435)	(2,325)
Income taxes payable	(202)	143

Net cash provided by operating activities	7,214	8,012

Cash flows from investing activities
Purchases of property and equipment	(182)	(104)
Payments related to management contracts	—	(710)

Net cash used in investing activities	(182)	(814)

Cash flows from financing activities
Principal payments on bank loan	—	(17,500)
Shares repurchased pursuant to stock buyback program	—	(2,713)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	9	22
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	20	—
Dividend payments	(2,978)	(2,986)

Net cash used in financing activities	(2,949)	(23,177)

Net increase (decrease) in cash and cash equivalents	4,083	(15,979)
Cash and cash equivalents at the beginning of the period	9,955	24,687

Cash and cash equivalents at the end of the period	$14,038	$8,708

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,427	$1,152
Cash paid for interest	$—	$381
See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation
The accompanying condensed balance sheet as of September 30, 2020, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form
10-Q.
In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2021, the Company’s operating results for the three and nine months ended June 30, 2021 and 2020, and the Company’s cash flows for the nine months ended June 30, 2021 and 2020. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2020, which are included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended September 30, 2020.
The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.
The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end
mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy BP Energy Transition Fund, the Hennessy BP Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services to shareholders of the Hennessy Funds.
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

•
maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub-advisor),
including their codes of ethics, as appropriate, conducting onsite visits to the fund’s service providers (including any sub-advisor)
as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, directors and officers and errors and omissions insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12-month period;

•	monitoring and overseeing the accessibility of the fund on third-party platforms;

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Funds by, among other things, maintaining a toll-free
number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers.
The Company waived a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund and the Hennessy BP Energy Transition Fund through the expiration of each fund’s expense limitation agreement on November 30, 2019, and October 25, 2020, respectively. The Company continues to waive a portion of its fees with respect to the Hennessy BP Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward
basis.
The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.
The Company continues to be subject to risks and uncertainties resulting from the
COVID-19
pandemic. The Company cannot reasonably estimate the continued extent of the impact of the
COVID-19
pandemic on its business. As of the date of issuance of the Company’s financial statements, the extent to which the
COVID-19
pandemic may materially impact the Company’s financial condition, liquidity, or results of operations remains uncertain.

(2)	Management Contracts Purchased
Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2020, by applying the income approach and is based on management estimates and assumptions, including third-party
valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of June 30, 2021, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

Under Accounting Standards Codification 350 — Intangibles – Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the useful life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.
The Company completed its most recent asset purchase on October 26, 2018, when it purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (the “BP Funds”), which were reorganized into the Hennessy BP Energy Transition Fund and the Hennessy BP Midstream Fund, respectively, two new series of Hennessy Funds Trust.

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
The Company has entered into
sub-advisory
agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy BP Energy Transition Fund, the Hennessy BP Midstream Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory
agreements, the
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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market fund deposits	$10,054	$—	$—	$10,054
Mutual fund investments	10	—	—	10

Total	$10,064	$—	$—	$10,064

Amounts included in:
Cash and cash equivalents	$10,054	$—	$—	$10,054
Investments in marketable securities	10	—	—	10

Total	$10,064	$—	$—	$10,064

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market fund deposits	$6,053	$—	$—	$6,053
Mutual fund investments	9	—	—	9
Total	$6,062	$—	$—	$6,062

Amounts included in:
Cash and cash equivalents	$6,053	$—	$—	$6,053
Investments in marketable securities	9	—	—	9
Total	$6,062	$—	$—	$6,062

There were no transfers between levels during the nine months ended June 30, 2021, or the year ended September 30, 2020.

(5)	Leases
The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use
assets and current and
long-term
operating lease liabilities on the Company’s balance sheet. There were no long-term
operating leases as of September 30, 2020. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease expires on July 31, 2024. The lease renewal created a long-term operating lease as of March 31, 2021
, and the Company recorded a right of use asset of $1.1 million on the balance sheet.
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

June 30, 2021
(In thousands, except years and percentages)
Operating lease right-of-use assets	$1,100
Current operating lease liability	$357
Long-term operating lease liability	$737
Weighted average remaining lease term	3.1
Weighted average discount rate	0.90%
For the nine months ended June 30, 2021 and 2020, total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $392,115 and $426,794, respectively.
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

June 30, 2021
(In thousands)
Remainder of fiscal year 2021	$90
Fiscal year 2022	363
Fiscal year 2023	374
Fiscal year 2024	286

Total undiscounted cash flows	1,113

Present value discount	(19)

Total operating lease liabilities	$1,094

(6)	Accrued Liabilities and Accounts Payable
Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	June 30, 2021	September 30, 2020
	(In thousands)

Accrued bonus liabilities	$2,132	$2,571
Accrued sub-advisor fees	609	552
Other accrued expenses	637	690

Total accrued liabilities and accounts payable	$3,378	$3,813

(7)	Income Taxes
The Company’s effective income tax rate was 26.3%for the nine months ended June 30, 2021, and the nine months ended June 30, 2020.
The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions
. Following is a list of jurisdictions that the Company has identified as its major tax jurisdictions with the tax years that remain open and subject to examination by the appropriate governmental agencies marked:

Tax Jurisdiction	2021	2020	2019	2018	2017
Federal
United States	1	1	1	1	1
State
California	1	1	1	1	1
Colorado	1	1			1
Connecticut	1	1	1	1	1
District of Columbia	1	1	1	1	1
Florida	1	1	1	1	1
Georgia	1	1	1	1	1
Illinois	1	1	1	1	1
Indiana	1	1
Iowa	1	1	1	1
Louisiana	1	1	1
Maryland	1	1	1	1	1
Massachusetts	1	1	1	1	1
Michigan	1	1	1	1	1
Minnesota	1	1	1	1	1
New Hampshire	1	1	1	1	1
New Jersey	1	1
New York	1	1	1	1	1
North Carolina	1	1	1	1	1
Oregon	1	1	1
Pennsylvania	1	1	1	1
Texas	1	1	1	1	1
Wisconsin	1	1	1	1	1

Total State Jurisdictions	22	22	19	17	16

For state tax jurisdictions with unfiled tax returns, the statutes of limitations remains open indefinitely.

(8)	Commitments and Contingencies
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
compensation expense on a
straight-line
basis over the four-year vesting term of each award.
A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2021
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	322,181	$9.76
Granted	—	—
Vested (1)	(96,802)	(10.89)
Forfeited	—	—

Non-vested balance at end of period	225,379	$9.28

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

June 30, 2021
(In thousands, except years)
Total expected compensation expense related to RSUs	$16,056
Recognized compensation expense related to RSUs	(13,965)

Unrecognized compensation expense related to RSUs	$2,091

Weighted average remaining years to expense for RSUs	2.5

Dividend Reinvestment and Stock Purchase Plan
In

January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued

9,827

and

7,637

shares of common stock during the nin
e

months ended June
30
,
2021
and
2020
, respectively. The maximum number of shares that may be issued under the DRSPP is
1,470,000
, of which
1,463,296
shares remained available for issuance as of June
30
,
2021
.
Stock Buyback Program
In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to
1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company temporarily suspended repurchases under the stock buyback program as of March 24, 2020, so the Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the nine months ended
June 30, 2021.

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
The Company did not exclude any common stock equivalents from the diluted earnings per share calculations for the three months ended June 30, 2021. For the nine months ended June 30, 2021, the Company excluded 73,852 common stock equivalents from the diluted earnings per share calculations because they were not dilutive.
For the three and nine months ended June 30, 2020, the Company excluded 154,539 and
184,871
 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In all cases, the excluded common stock equivalents consisted of non-vested RSUs.
The Company paid a quarterly cash dividend of $0.1375 per share on June 4, 2021, to shareholders of record as of
May 25, 2021.

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
Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in our Annual Report on
Form 10-K
for the fiscal year ended September 30, 2020. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.
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
customer service to investors.
Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on
Form 10-K
for the fiscal year ended September 30, 2020. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Our Continuing Response to the
COVID-19
Pandemic
We continue to monitor the effects of the
COVID-19
pandemic on our business, particularly focusing on meeting the needs of our employees, our partners, and the Hennessy Funds and their shareholders. After a smooth transition to remote work in March 2020, we remained engaged with key partners and service providers, strengthened our digital marketing and public relations programs, and maintained an effective governance and internal controls program in order to ensure our continued success in the work-from-home
environment. A dedicated committee keeps our
return-to-office
plan updated based on governmental and regulatory guidance and trains returning employees on such plan.
We remain committed to providing the same high level of services to the 16 Hennessy Funds and their shareholders, and we believe we have positioned the Company to emerge from this tumultuous period prepared for long-term growth.
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
On a total return basis, for the three months and nine months ended June 30, 2021, the Dow Jones Industrial Average was up 5.08% and 25.99%, respectively. During the most recent quarter, equity prices rallied as the percentage of the U.S. population receiving at least one dose of a
COVID-19
vaccine exceeded 65%. The unemployment rate continued to decline and stood at 5.9% as of June 30, 2021. With progress toward a full reopening of the economy underway, investors have turned their attention to the labor market and the many instances of labor shortages throughout the economy in areas such as manufacturing, travel and leisure, hospitality, and trucking. While it is still early to see the full effect of these labor shortages on wages, some believe that such shortages, along with certain supply chain issues, may cause disruptions in the financial markets. Bloomberg estimates the Consumer Price Index will rise 3.5% in 2021 after rising 1.2% in 2020 and 1.8% in 2019. This above-average inflation estimate has turned investors’ attention to the prospect that the Federal Reserve may need to reconsider its thinking around interest rates. The consensus among many institutional investors is that inflation is likely transitory and may be related to a hard restart of the economy, supply chain issues, and labor issues.
Long-term U.S. bond yields decreased during the three months ended June 30, 2021, despite evidence that inflation is creeping back into the economy. While some members of the Federal Reserve see a rate hike coming as soon as the end of 2022 — earlier than previously expected — investors may view the prospect of increased corporate earnings and further economic expansion as an acceptable offset to potentially higher interest rates.
For the three months and nine months ended June 30, 2021, the Japanese equity market, as measured by the Tokyo Stock Price Index, was down 0.77% and up 15.13% (in U.S. dollar terms), respectively. While Japan has had a slow start to vaccinating its population, investors expect economic growth to accelerate in the second half of the year as consumer spending starts to normalize and with the prospect of further fiscal stimulus appearing likely.
In the 12 months ended June 30, 2021, each of the 16 Hennessy Funds generated double-digit
positive returns as the market recovered quickly from the sharp pandemic-induced
decline in 2020. Over the longer term, 14 of the Hennessy Funds posted positive annualized returns in each of the three-year,
five-year,
ten-year,
and since inception periods ended June 30, 2021, the exception being the two Hennessy BP Funds, which focus exclusively on the more volatile Energy sector.
As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold
philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including most recently by providing thought leadership and other resources to help them navigate market disruptions relating to the
COVID-19
pandemic. We operate a robust and
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
We provide service to nearly 165,000 mutual fund accounts nationwide, including accounts held by shareholders who employ financial advisors to assist them with investing as well as accounts held by retail shareholders who invest directly with us. We serve over 13,500 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 200 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 550 advisors hold a position of over $500,000, demonstrating strong brand loyalty.
Total assets under management as of June 30, 2021, was $4.1 billion, an increase of $0.6 billion, or 17.9%, compared to June 30, 2020. The increase in total assets was attributable to market appreciation.

The following table illustrates the
quarter-by-quarter
changes in our assets under management since June 30, 2020:

	Fiscal Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(In thousands)
Beginning assets under management	$4,023,364	$3,832,551	$3,564,597	$3,491,768	$3,319,932
Acquisition inflows	—	—	—	—	—
Organic inflows	301,731	208,253	213,502	118,027	104,742
Redemptions	(351,897)	(369,846)	(401,160)	(280,273)	(471,129)
Market appreciation	144,362	352,406	455,612	235,075	538,223

Ending assets under management	$4,117,560	$4,023,364	$3,832,551	$3,564,597	$3,491,768

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class for each quarter since June 30, 2020:

	Fiscal Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(In thousands)
Investor Class	$2,505,402	$2,378,675	$2,308,369	$2,209,305	$2,130,287
Institutional Class	1,646,013	1,539,714	1,477,001	1,405,683	1,318,522

Total	$4,151,415	$3,918,389	$3,785,370	$3,614,988	$3,448,809

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of June 30, 2021, this asset had a net balance of $80.6 million, unchanged since September 30, 2020.
The principal liability on our balance sheet is the net deferred tax liability of $12.4 million generated due to the continued write off of our management contracts asset for tax purposes, which creates a book-to-tax
difference.

Results of Operations
The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,903	92.7%	$6,366	92.3%
Shareholder service fees	624	7.3	529	7.7

Total revenue	8,527	100.0	6,895	100.0

Operating expenses
Compensation and benefits	2,330	27.3	1,797	26.1
General and administrative	1,124	13.2	1,074	15.6
Mutual fund distribution	118	1.4	109	1.6
Sub-advisory fees	1,863	21.8	1,569	22.8
Depreciation	56	0.7	63	0.8

Total operating expenses	5,491	64.4	4,612	66.9

Net operating income	3,036	35.6	2,283	33.1
Interest expense	—	—	—	—
Other income	(1)	(0.0)	(1)	(0.0)

Income before income tax expense	3,037	35.6	2,284	33.1
Income tax expense	793	9.3	509	7.4

Net income	$2,244	26.3%	$1,775	25.7%

	Nine Months Ended June 30,
	2021		2020
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$22,458	92.6%	$24,016	92.3%
Shareholder service fees	1,792	7.4	2,002	7.7

Total revenue	24,250	100.0	26,018	100.0

Operating expenses
Compensation and benefits	6,686	27.6	6,724	25.8
General and administrative	3,564	14.7	3,854	14.8
Mutual fund distribution	359	1.5	363	1.4
Sub-advisory fees	5,452	22.5	5,893	22.6
Depreciation	181	0.7	177	0.8

Total operating expenses	16,242	67.0	17,011	65.4

Net operating income	8,008	33.0	9,007	34.6
Interest expense	—	—	447	1.7
Other income	(2)	(0.0)	(89)	(0.3)

Income before income tax expense	8,010	33.0	8,649	33.2
Income tax expense	2,107	8.7	2,276	8.7

Net income	$5,903	24.3%	$6,373	24.5%

Revenue – Investment Advisory Fees and Shareholder Service Fees
Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, total revenue increased by 23.7%, from $6.9 million to $8.5 million, investment advisory fees increased by 24.1%, from $6.4 million to $7.9 million, and shareholder service fees increased by 18.0%, from $0.5 million to $0.6 million. The increase in investment advisory fees was due to increased average daily net assets of the Hennessy Funds, which was attributable to market appreciation. Market depreciation that largely resulted from the
COVID-19
pandemic had a significant impact on our total assets under management in the quarter ended June 30, 2020, which put additional downward pressure on our average assets under management in that quarter.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, total revenue decreased by 6.8%, from $26.0 million to $24.3 million, investment advisory fees decreased by 6.5%, from $24.0 million to $22.5 million, and shareholder service fees decreased by 10.5%, from $2.0 million to $1.8 million. The decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.
We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2021, was $4.2 billion, which represents an increase of $0.7 billion, or 20.4%, compared to the three months ended June 30, 2020, and average daily net assets for the nine months ended June 30, 2021, was $4.0 billion, which represents a decrease of $0.3 billion, or 7.3%, compared to the nine months ended June 30, 2020. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2021, was the Hennessy Focus Fund, with $1.2 billion and $1.1 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate of 0.29% to the fund’s
sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and nine months ended June 30, 2021, was the Hennessy Japan Fund, with $0.84 billion and $0.85 billion, respectively. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate between 0.35% and 0.42% (depending on asset level) to the fund’s sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations.
Total assets under management as of June 30, 2021, was $4.1 billion, an increase of $0.6 billion, or 17.9%, compared to June 30, 2020. The increase was attributable to market appreciation.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended June 30, 2021		Nine Months Ended June 30, 2021
Fund Name	Amount	Fund Name	Amount
Hennessy Small Cap Financial Fund	$29 million	Hennessy Japan Fund	$70 million
Hennessy Japan Small Cap Fund	$9 million	Hennessy Small Cap Financial Fund	$48 million
Hennessy Large Cap Financial Fund	$4 million	Hennessy Japan Small Cap Fund	$12 million
The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended June 30, 2021		Nine Months Ended June 30, 2021
Fund Name	Amount	Fund Name	Amount
Hennessy Japan Fund	$(52) million	Hennessy Focus Fund	$(301) million
Hennessy Gas Utility Fund	$(18) million	Hennessy Gas Utility Fund	$(117) million
Hennessy Focus Fund	$(9) million	Hennessy Cornerstone Mid Cap 30 Fund	$(61) million
Redemptions as a percentage of assets under management decreased from an average of 4.5% per month during the three months ended June 30, 2020, to an average of 2.8% per month during the three months ended June 30, 2021. Redemptions as a percentage of assets under management decreased from an average of 3.9% per month during the nine months ended June 30, 2020, to an average of 3.2% per month during the nine months ended June 30, 2021.
Operating Expenses
Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, our expenses increased across nearly all expense categories. Just before the beginning of the prior period, the market had experienced significant declines due to the effects of the
COVID-19
pandemic, which resulted in lockdowns and
stay-at-home
orders across the world. During the three months ended June 30, 2020, our total assets under management decreased substantially, our employees ceased work-related
travel, hosts canceled industry conferences, and our management team implemented cost-saving
measures. These reduced expenses continued through the remainder of our fiscal year 2020 and, with respect to many of them, the early part of our fiscal year 2021. Expenses began to gradually rise as the market continued to recover, our total assets under management increased, lockdowns were eased, and certain cost-saving
measures lapsed. As a result, when compared to the prior period, our expenses generally increased during the three months ended June 30, 2021.
On the other hand, comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, our expenses decreased or remained approximately unchanged across nearly all expense categories. While some of the expense activity described in the prior paragraph has begun to rise in recent months, such activity remained overall depressed during the current nine-month
period as a result of the
COVID-19
pandemic and its effects when compared to the period prior to the spread of
COVID-19.
In contrast, the
nine-month
period ended June 30, 2020, includes the period from
mid-March
2020 through June 2020 during which the
COVID-19
pandemic impacted expense activity, but the majority of the period took place before the significant market declines and other effects of the
COVID-19
pandemic. As a result, when compared to the prior period, our expenses generally decreased or remained approximately unchanged during the nine months ended June 30, 2021.

Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, total operating expenses increased by 19.1%, from $4.6 million to $5.5 million. The increase in operating expenses was due to increases in all expense categories other than depreciation expense, which moderately decreased. As a percentage of total revenue, total operating expenses decreased 2.5 percentage points to 64.4%. Although the dollar value increased, operating expenses decreased as a percentage of total revenue because some of our operating expenses are fixed costs that do not increase with increasing revenue.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, total operating expenses decreased by 4.5%, from $17.0 million to $16.2 million. The decrease in the dollar value of operating expenses was due to small to moderate decreases in all expense categories other than depreciation expense, which slightly increased. As a percentage of total revenue, total operating expenses increased 1.6 percentage points to 67.0%. Although the dollar value decreased, operating expenses increased as a percentage of total revenue because some of our operating expenses are fixed costs that do not decrease with decreasing revenue.
Compensation and Benefits Expense
: Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, compensation and benefits expense increased by 29.7%, from $1.8 million to $2.3 million. As a percentage of total revenue, compensation and benefits expense increased 1.2 percentage points to 27.3%. The increase in compensation and benefits expense was due to an increase in incentive-based
compensation in the current period resulting from our higher total assets under management, as well as an increase in salary compensation paid to our executive officers compared to the prior period. The prior three-month
period included two months during which our executive officers agreed to temporary 25% salary reductions.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, compensation and benefits remained approximately unchanged at $6.7 million. As a percentage of total revenue, compensation and benefits expense increased 1.8 percentage points to 27.6%. The expense amounts for incentive-based
compensation and executive salaries increased, but were offset by a decrease in RSU compensation related to the vesting of RSU awards granted in prior years when our stock price was higher than its current levels. Although the dollar value remained stable, compensation and benefits expense increased as a percentage of total revenue because of our fixed salary and benefits costs, which do not decrease with decreased total revenue.
General and Administrative Expense
: Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, general and administrative expense remained approximately unchanged at $1.1 million. As a percentage of total revenue, general and administrative expense decreased 2.4 percentage points to 13.2%. Although the dollar value remained stable, general and administrative expense decreased as a percentage of total revenue due to increased total revenue during the current period.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, general and administrative expense decreased by 7.5% from $3.9 million to $3.6 million. As a percentage of total revenue, general and administrative expense decreased 0.1 percentage points to 14.7%. The decrease in general and administrative expenses was due mainly to a decrease in conference and travel expense during the majority of the current period resulting from the effects of the
COVID-19
pandemic.

Mutual Fund Distribution Expense
: Mutual fund distribution expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based
fee, which is recorded as mutual fund distribution expense on our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an institution are less than a threshold amount. In such cases, we pay the minimum fee.
Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, mutual fund distribution expense increased by 8.3%, from $0.11 million to $0.12 million. Although the dollar value increased, as a percentage of total revenue, mutual fund distribution expense decreased 0.2 percentage points to 1.4%.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, mutual fund distribution expense remained approximately unchanged at $0.36 million. Although the dollar value remained stable, as a percentage of total revenue, mutual fund distribution expense increased 0.1 percentage points to 1.5%.
Mutual fund distribution expenses fluctuated in both periods based on the following factors:

•	average daily net assets held by financial institutions;

•	the split of average daily net assets held by financial institutions in Institutional Class shares of the Hennessy Funds versus Investor Class shares of the Hennessy Funds; and

•	fee minimums at various financial institutions.
Sub-Advisory
Fees Expense
: Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, sub-advisory
fees expense increased by 18.7%, from $1.6 million to $1.9 million. The increase was due to increased average daily net assets held in the sub-advised
Hennessy Funds. As a percentage of total revenue,
sub-advisory
fees expense decreased 1.0 percentage point to 21.8%. Although the dollar value increased, as a percentage of total revenue sub-advisory
fees decreased because the growth in average daily net assets held by the Hennessy Funds that we internally manage was larger than the growth in average daily net assets of the sub-advised
Hennessy Funds, thus increasing our revenue relative to
sub-advisory
fees expense paid to
sub-advisors.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, sub-advisory
fees expense decreased by 7.5%, from $5.9 million to $5.5 million. As a percentage of total revenue, sub-advisory
fees expense decreased 0.1 percentage points to 22.5%. The decrease in sub-advisory
fees expense was due to decreased average daily net assets held in the sub-advised
Hennessy Funds.

Depreciation Expense
: Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, depreciation expense decreased by 11.1%, from $0.063 million to $0.056 million. As a percentage of total revenue, depreciation expense decreased 0.1 percentage points to 0.7%. The decrease in depreciation expense was due to previously purchased assets being fully depreciated, partially offset by new fixed asset purchases.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, depreciation expense increased by 2.3%, from $0.177 million to $0.181 million. Although the dollar value increased, as a percentage of total revenue, depreciation expense decreased 0.1 percentage points to 0.7%. The increase in depreciation expense was due to new fixed asset purchases, partially offset by the write-off
of fully depreciated assets.
Interest Expense
Interest expense remained at $0 for both the three months ended June 30, 2020, and the three months ended June 30, 2021.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, interest expense decreased by 100% from $0.4 million to $0. The decrease in interest expense was due to the payoff in full of the remaining outstanding balance under our term loan agreement with U.S. Bank National Association on March 26, 2020.
Income Tax Expense
Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, income tax expense increased by 55.8% from $0.5 million to $0.8 million. The increase in income tax expense was due primarily to higher net operating income in the current period.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, income tax expense decreased by 7.4% from $2.3 million to $2.1 million. The decrease in income tax expense was due primarily to lower net operating income in the current period.
Net Income
Comparing the three months ended June 30, 2020, to the three months ended June 30, 2021, net income increased by 26.4% from $1.8 million to $2.2 million. The increase in net income was primarily due to higher net operating income in the current period.
Comparing the nine months ended June 30, 2020, to the nine months ended June 30, 2021, net income decreased by 7.4% from $6.4 million to $5.9 million. The decrease in net income was primarily due to lower net operating income in the current period.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates,

judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
Form 10-K
for the fiscal year ended September 30, 2020.
Liquidity and Capital Resources
We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2021, will be sufficient to meet our capital requirements for at least one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by seeking to increase our borrowing capacity or accessing the capital markets, or by pursuing both of these options. There can be no assurance that we will be able to raise additional capital.
Our total assets under management as of June 30, 2021, was $4.1 billion, an increase of $0.6 billion or 17.9%, compared to June 30, 2020. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2021, was $4.0 billion, a decrease of $0.3 billion, or 7.3%, compared to the nine months ended June 30, 2020. As of June 30, 2021, we had cash and cash equivalents of $14.0 million.
The following table compares the nine months ended June 30, 2021, to the nine months ended June 30, 2020, with respect to key financial data relating to our liquidity and use of cash:

	For the Nine Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$7,214	$8,012
Net cash used in investing activities	(182)	(814)
Net cash used in financing activities	(2,949)	(23,177)

Net increase (decrease) in cash and cash equivalents	$4,083	$(15,979)

The decrease in cash provided by operating activities of $0.8 million was due mainly to decreased operating income.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting as defined in
Rules 13a-15(f)
of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10-Q
of Hennessy Advisors, Inc. for the quarter ended June 30, 2021, filed on August 4, 2021, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 4, 2021	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President