Form 10-K
period 2021-09-30
HENNESSY ADVISORS INC
filed 2021-11-24
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from

to

Commission File Number
001-36423

HENNESSY ADVISORS, INC.
(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Blvd., Suite 200 Novato , California	94945
(Address of principal executive office)	(Zip code)
(415)
899-1555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value	HNNA	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HNNAZ	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of Common Stock held by
non-affiliates
(as affiliates are defined in Rule
12b-2
of the Exchange Act) of the registrant, based on the closing price of $8.61 on March 31, 2021, was
$37,402,167.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of November 19, 2021, there
were 7,357,201
shares of Common Stock (no par value) issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

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
Our average assets under management for fiscal year 2021 was $4.0 billion, and our total assets under management as of the end of fiscal year 2021 was $4.1 billion. Although our total AUM has fluctuated up and down throughout our history, it was 984% higher as of the end of fiscal year 2021 than our total AUM of $375 million as of the end of fiscal year 2002, which was our first fiscal year as a public company.
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

In October, we purchased the assets related to the management of the two funds previously managed by BP Capital Fund Services, LLC and reorganized the assets of such funds into the newly created Hennessy BP Energy Transition Fund and the Hennessy BP Midstream Fund. In connection with the transaction, BP Capital Fund Services, LLC became the sub-adviser
to both funds. The amount of the purchased assets as of the closing date totaled approximately $200 million.

2019	During the year, we repurchased an aggregate of 560,734 shares of our common stock pursuant to our stock buyback program.

2020	In the first three months of the year, we repurchased an aggregate of 206,109 shares of our common stock pursuant to our stock buyback program.

2021	In October, we transferred listing of our common stock from The Nasdaq Capital Market to The Nasdaq Global Market. Also in October, the Company completed a public offering of 4.875% notes due 2026 (the “2026 Notes”) in the aggregate principal amount of $40,250,000, which included the full exercise of the underwriters’ overallotment option.

PRODUCT INFORMATION
Investment Strategies of the Hennessy Funds
We manage 16 mutual funds, each of which is categorized as a Domestic Equity,
Multi-Asset,
or Sector and Specialty product. Shares of the funds generally are available for purchase only by U.S. residents and, in certain circumstances, U.S. citizens living abroad.

The Hennessy Funds Family

Domestic Equity	Multi-Asset	Sector and Specialty

Hennessy Cornerstone Growth Fund	Hennessy Total Return Fund	Hennessy BP Energy Transition Fund

Hennessy Focus Fund	Hennessy Equity and Income Fund	Hennessy BP Midstream Fund

Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Balanced Fund	Hennessy Gas Utility Fund

Hennessy Cornerstone Large Growth Fund		Hennessy Japan Fund

Hennessy Cornerstone Value Fund		Hennessy Japan Small Cap Fund

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
periods.

•
Hennessy Focus Fund
(Investor Class symbol HFCSX; Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation by focusing on approximately 20 companies whose valuations in the market are modest, that earn higher than average economic returns, that are well managed, and that have ample opportunity to reinvest excess profits at above-average
rates. This fund’s holdings are conviction-weighted.

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

•
Hennessy Equity and Income Fund
(Investor Class symbol HEIFX; Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks income and long-term capital appreciation with reduced volatility of returns by investing up to 70% of its assets in common stock, preferred stock, and convertible securities and its remaining assets in high-quality
corporate, agency, and government bonds.

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

Sector and Specialty Funds
Eight of the Hennessy Funds are categorized as Sector and Specialty products. Of those eight funds, one is designed as an index fund and the other seven are actively managed, and each focuses on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•
Hennessy BP Energy Transition Fund
(Investor Class symbol HNRGX; Institutional Class symbol HNRIX). The Hennessy BP Energy Transition Fund seeks total return by investing in companies operating in the United States in a capacity related to the supply, transportation, production, transmission, or demand of energy, also known as the energy value chain. The portfolio managers use a proprietary research and investment process that involves fundamental and quantitative analysis of various macroeconomic and commodity price and other factors to select this fund’s investments and determine the weighting of each investment.

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
three-year, five-year, and
ten-year
(or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2021.
Returns are presented net of all expenses borne by mutual fund shareholders, but not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is not a guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HICGX	44.24%	8.74%	10.11%	14.63%
Investor Class Share—HFCGX	43.72%	8.37%	9.74%	14.28%
Russell 2000 ® Index (1)	47.68%	10.54%	13.45%	14.63%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HFCIX	36.07%	15.24%	14.23%	15.95%
Investor Class Share—HFCSX	35.56%	14.82%	13.81%	15.55%
Russell 3000 ® Index (3)	31.88%	16.00%	16.85%	16.60%
Russell Midcap ® Growth Index (4)	30.45%	19.14%	19.27%	17.54%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HIMDX	39.83%	11.88%	10.48%	13.10%
Investor Class Share—HFMDX	39.34%	11.50%	10.09%	12.72%
Russell Midcap ® Index (5)	38.11%	14.22%	14.39%	15.52%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HILGX	35.39%	12.96%	13.84%	13.79%
Investor Class Share—HFLGX	35.07%	12.63%	13.51%	13.51%
Russell 1000 ® Index (6)	30.96%	16.43%	17.11%	16.76%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HICVX	38.32%	5.75%	9.14%	10.72%
Investor Class Share—HFCVX	38.02%	5.55%	8.91%	10.49%
Russell 1000 ® Value Index (7)	35.01%	10.07%	10.94%	13.51%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share—HDOGX	15.99%	3.40%	5.46%	7.89%
75/25 Blended DJIA/Treasury Index (8)	17.92%	8.83%	12.14%	11.23%
Dow Jones Industrial Average (9)	24.15%	11.00%	15.68%	14.72%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HEIIX	15.39%	8.38%	9.24%	9.09%
Investor Class Share—HEIFX	14.99%	7.97%	8.83%	8.72%
70/30 Blended Balanced Index (10)	20.29%	12.88%	12.70%	12.44%
60/40 Blended Balanced Index (11)	17.16%	11.79%	11.28%	11.03%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share—HBFBX	11.67%	2.96%	4.31%	5.21%
50/50 Blended DJIA/Treasury Index (12)	11.87%	6.84%	8.71%	7.85%
Dow Jones Industrial Average (9)	24.15%	11.00%	15.68%	14.72%

Hennessy BP Energy Transition Fund*	One Year	Three Years	Five Years	Since Inception (12/31/13)
Institutional Class Share— HNRIX	104.63%	-7.22%	-2.39%	-1.52%
Investor Class Share—HNRGX	103.85%	-7.50%	-2.66%	-1.77%
S&P 500 ® Energy Index (13)	82.99%	-6.80%	-1.57%	-2.87%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	13.75%

Hennessy BP Midstream Fund*	One Year	Three Years	Five Years	Since Inception (12/31/13)
Institutional Class Share— HMSIX**	74.04%	-4.91%	-4.54%	-3.21%
Investor Class Share—HMSFX	73.63%	-5.12%	-4.77%	-3.45%
Alerian Midstream Index (14)	86.20%	1.14%	1.30%	0.19%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	13.75%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share— HGASX**	17.34%	4.83%	4.36%	8.94%
Investor Class Share—GASFX	16.99%	4.51%	4.05%	8.77%
AGA Stock Index (15)	18.20%	5.63%	5.26%	9.81%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HJPIX	15.12%	9.55%	12.66%	13.40%
Investor Class Share—HJPNX	14.67%	9.11%	12.20%	13.03%
Russell/Nomura Total Market TM Index (16)	20.74%	7.00%	9.33%	8.64%
Tokyo Stock Price Index (TOPIX) (17)	20.61%	6.87%	9.28%	8.63%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HJSIX**	17.15%	5.97%	12.54%	13.57%
Investor Class Share—HJPSX	16.62%	5.53%	12.11%	13.32%
Russell/Nomura Small Cap TM Index (18)	12.41%	2.73%	7.44%	8.48%
Tokyo Stock Price Index (TOPIX) (17)	20.61%	6.87%	9.28%	8.63%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HILFX**	41.42%	14.90%	18.59%	16.03%
Investor Class Share—HLFNX	40.85%	14.50%	18.17%	15.76%
Russell 1000 ® Index Financials (19)	58.32%	17.30%	18.25%	18.11%
Russell 1000 ® Index (6)	30.96%	16.43%	17.11%	16.76%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HISFX	116.14%	12.67%	12.53%	14.76%
Investor Class Share—HSFNX	115.09%	12.28%	12.11%	14.38%
Russell 2000 ® Index Financials (20)	65.84%	7.98%	10.49%	14.12%
Russell 2000 ® Index (1)	47.68%	10.54%	13.45%	14.63%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share—HTCIX**	39.10%	19.49%	18.39%	14.98%
Investor Class Share—HTECX	38.71%	19.18%	18.08%	14.66%
NASDAQ Composite Index (21)	30.26%	22.67%	23.37%	20.96%
S&P 500 ® Index (2)	30.01%	15.99%	16.90%	16.63%

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

(1)
The Russell 2000
®
Index comprises the smallest 2,000 companies in the Russell 3000
®
Index based on market capitalization, representing approximately 8% of the Russell 3000
®
Index in terms of total market capitalization.

(2)	The S&P 500 ® Index is a capitalization-weighted index that is designed to represent the broad domestic economy through changes in the aggregate market value of 500 stocks across all major industries.
(3)	The Russell 3000 ® Index comprises the 3,000 largest U.S. companies based on market capitalization, representing approximately 98% of the investable U.S. equities market.
(4)
The Russell Midcap
®
Growth Index comprises approximately 65% of the total market value of the Russell Midcap
®
Index and includes companies with higher
price-to-book
ratios and higher forecasted growth values.

(5)	The Russell Midcap ® Index comprises approximately 800 of the smallest securities of the Russell 1000 ® Index based on a combination of market capitalization and current index membership.
(6)	The Russell 1000 ® Index comprises the 1,000 largest companies in the Russell 3000 ® Index based on market capitalization.
(7)	The Russell 1000 ® Value Index comprises those Russell 1000 ® companies with lower price-to-book ratios and lower forecasted growth value.
(8)
The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the ICE BofAML U.S.
3-Month
Treasury Bill Index, which comprises U.S. Treasury securities maturing in three months.

(9)	The Dow Jones Industrial Average is a price-weighted average of 30 significant stocks traded on the NYSE or The Nasdaq Stock Market LLC.

(10)
The 70/30 Blended Balanced Index consists of 70% common stocks represented by the S&P 500
®
Index and 30% bonds represented by the Bloomberg Intermediate U.S. Government/Credit Index, which measures the performance of
U.S. dollar-denominated
Treasury securities and government-related and
investment-grade
corporate securities that have $250 million or more of outstanding face value, are fixed rate and non-convertible,
and have remaining maturities of greater than or equal to one year and less than 10 years.

(11)
The 60/40 Blended Balanced Index consists of 60% common stocks represented by the S&P 500
®
Index and 40% bonds represented by the Bloomberg Intermediate U.S. Government/Credit Index, which measures the performance of
U.S. dollar-denominated
Treasury securities and government-related and
investment-grade
corporate securities that have $250 million or more of outstanding face value, are fixed rate and non-convertible,
and have remaining maturities of greater than or equal to one year and less than 10 years.

(12)
The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks represented by the Dow Jones Industrial Average and 50% short-duration Treasury securities represented by the ICE BofAML
1-Year
U.S. Treasury Note Index, which comprises U.S. Treasury securities maturing in approximately one year.

(13)	The S&P 500 ® Energy Index comprises those companies included in the S&P 500 ® that are classified in the Energy sector.
(14)	The Alerian US Midstream Energy Index comprises companies that earn a majority of their cash flow from midstream activities involving energy commodities.
(15)	The AGA Stock Index is a capitalization-weighted index consisting of members of the American Gas Association whose securities are traded on a U.S. stock exchange.
(16)	The Russell/Nomura Total Market ™ Index contains the top 98% of all stocks listed on Japan’s stock exchanges and registered on Japan’s over-the-counter market based on market capitalization.
(17)	The Tokyo Stock Price Index (TOPIX) is a capitalization-weighted index of all of the companies listed on the First Section of the Tokyo Stock Exchange.
(18)	The Russell/Nomura Small Cap ™ Index contains the bottom 15% of the Russell/Nomura Total Market ™ Index based on market capitalization.
(19)	The Russell 1000 ® Index Financials is a subset of the Russell 1000 ® Index that measures the performance of the securities classified in the Financials sector of the large-cap U.S. equity market.
(20)	The Russell 2000 ® Index Financials is a subset of the Russell 2000 ® Index that measures the performance of the securities classified in the Financials sector of the small-cap U.S. equity market.
(21)	The NASDAQ Composite Index is a broad-based capitalization-weighted index of all common stocks listed on The Nasdaq Stock Market LLC.
Investors cannot invest directly in an index. Performance data for an index does not reflect any deductions for fees, expenses, or taxes.
Frank Russell Company (“Russell”) is the source and owner of the trademarks, service marks, and copyrights related to the Russell Indexes. Russell
®
is a trademark of Frank Russell Company. Neither Russell nor its licensors accept any liability for any errors or omissions in the Russell Indexes or Russell ratings or underlying data, and no party may rely on any Russell Indexes or Russell ratings or underlying data contained in this communication. No further distribution of Russell data is permitted without Russell’s express written consent. Russell does not promote, sponsor, or endorse the content of this communication.
Standard & Poor’s Financial Services LLC is the source and owner of the S&P
®
and S&P 500
®
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
The Alerian Midstream Index is a servicemark of GKD Index Partners. LLC d/b/a Alerian (“Alerian”), and its use is granted under a license from Alerian. Alerian makes no express or implied warranties, representations, or promises regarding the originality, merchantability, suitability, or fitness for a particular purpose or use with respect to the Alerian indices. No party may rely on, and Alerian does not accept any liability for any errors, omissions, interruptions, or defects in, the Alerian indices or underlying data.

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
The following table summarizes our assets under management:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(In thousands)
Beginning assets under management	$3,564,597	$4,873,839	$6,197,617
Acquisition inflows	—	—	194,948
Organic inflows	818,358	571,195	825,541
Redemptions	(1,345,371)	(1,771,127)	(2,374,734)
Market appreciation (depreciation)	1,028,338	(109,310)	30,467

Ending assets under management	$4,065,922	$3,564,597	$4,873,839

As stated above, the amount of fees we receive for providing investment advisory and shareholder services increases or decreases as our average assets under management rises or falls.
The following table summarizes our sources of revenues, net of sub-advisory
fees:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(In thousands)
Investment advisory fees	$30,367	$30,831	$39,357
Shareholder service fees	2,393	2,558	3,358

Subtotal	32,760	33,389	42,715
Sub-advisory fees	(7,332)	(7,573)	(9,228)

Revenue, net of sub-advisory fees	$25,428	$25,816	$33,487

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
In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2021, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

Hennessy Fund (All Class Shares)	Investment Advisory Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy BP Energy Transition Fund	1.25%
Hennessy BP Midstream Fund	1.10%
Hennessy Gas Utility Fund	0.40%
Hennessy Japan Fund	0.80%
Hennessy Japan Small Cap Fund	0.80%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Technology Fund	0.74%
We waived a portion of our fees with respect to the Hennessy Cornerstone Large Growth Fund and the Hennessy BP Energy Transition Fund through the expiration of each fund’s expense limitation agreement on November 30, 2019, and October 25, 2020, respectively. We continue to waive a portion of its fees with respect to the Hennessy BP Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees we receive from such fund in the subsequent month. Total fee waivers during fiscal years 2021 and 2020 were $0.1 million and $0.3 million, respectively. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would apply only on a going-forward
basis.
Our investment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the disinterested trustees. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement would terminate. First, an investment advisory agreement automatically terminates if we assign it to another advisor (assignment includes “indirect assignment,” which is the transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or us.

Sub-Advisory
Agreements and Fees
We have delegatedd the
day-to-day
portfolio management responsibilities to
sub-advisors,
subject to our oversight, for some of the Hennessy Funds. In each case, the sub-advisor
entity or the individuals working at the
sub-advisor
entity is the same entity or are the same individuals who advised the fund prior to our purchase of the assets related to the management of such fund. The provision of sub-advisory
services must be in accordance with the applicable Hennessy Fund’s sub-advisory
agreement, Prospectus, and Statement of Additional Information. The services that each sub-advisor
provides to the applicable Hennessy Fund pursuant to the terms of the sub-advisory
agreement include, among other things, the following:

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
sub-advisory
fees payable by us to such fund’s
sub-advisor
as of the end of fiscal year 2021:

Hennessy Fund (All Class Shares)	Sub-Advisor	Sub-Advisory Fee (As a % of Fund Assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC	0.29%

Hennessy Equity and Income Fund	FCI Advisors (fixed income allocation)	0.27%
	The London Company of Virginia, LLC (equity allocation)	0.33%

Hennessy BP Energy Transition Fund	BP Capital Fund Advisors, LLC	0.40%

Hennessy BP Midstream Fund	BP Capital Fund Advisors, LLC	0.40%

Hennessy Japan Fund	SPARX Asset Management Co., Ltd.	$0-$500 million: 0.35% Above $500 million-$1 billion: 0.40% Above $1 billion: 0.42%

Hennessy Japan Small Cap Fund	SPARX Asset Management Co., Ltd.	$0-$500 million: 0.35% Above $500 million-$1 billion: 0.40% Above $1 billion: 0.42%
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
We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and disciplined approach to investing based on a buy-and-hold
philosophy that rejects the idea of market timing. We offer quantitative funds, actively managed funds, and income-generating funds. We believe our quantitative funds attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We also believe that our actively managed funds attract investors who appreciate a fundamental, hands-on
investment management approach and talented portfolio managers. Finally, we believe our more conservative, income-generating
funds attract investors seeking alternatives to mutual funds invested entirely in equities.
We run a comprehensive and
far-reaching
public relations program designed to disseminate our message to a wide variety of potential investors through frequent television appearances, radio spots, feature articles, and print media mentions. We have partnered with an industry-leading public relations firm, SunStar Strategic, to proactively promote the Hennessy Funds to national financial media. This public relations program has consistently resulted in the Hennessy Funds being mentioned an average of once every two to three days in national print and broadcast media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplinger, and Barron’s, among others. To facilitate our presence in the media, we utilize LiveStudio, an in-house
studio providing a direct link to media broadcasts, at our office in Novato, California. We have several spokespeople who help us expand our public relations program and provide comprehensive media coverage of our products, including (i) Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors as well as President, Chief Market Strategist, and a Portfolio Manager of the Hennessy Funds, (ii) Ryan Kelley, Chief Investment Officer and a Portfolio Manager of the Hennessy Funds, and (iii) Portfolio Managers David Ellison and Josh Wein, as well as the Portfolio Managers at our sub-advisors.
We maintain and regularly update a robust website and social media presence. Our core marketing efforts include targeted outreach to both current and prospective investors in the Hennessy Funds, including financial advisors and retail investors. Our content marketing includes overall market and sector-specific
thought leadership, promotional investment ideas, fund updates, and commentary from our portfolio managers, as well as feature news articles and broadcast appearances. We attend select investment advisor trade shows and strategic industry-related
conferences, and we seek opportunities to moderate or speak on industry-related panels. Through much of our fiscal year 2021 and the second half of our fiscal year 2020, we participated in these activities via videoconference or teleconference, as necessary.

•	Expanding our distribution network to additional distribution platforms
Investors may purchase shares of the Hennessy Funds through financial intermediaries, including mutual fund supermarkets, national wirehouses and broker-dealers,
independent and regional broker-dealers, and registered investment advisors, or directly from the Hennessy Funds.
Mutual fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various mutual funds in a single location is very attractive to investors, and the majority of our $3.6 billion of assets under management as of the end of fiscal year 2021 was held at mutual fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial intermediaries to make our no-load
mutual funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial intermediaries.
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
Through our asset purchase strategy, we have completed 10 purchases of the assets related to the management of mutual funds over a
20-year
period, integrating $4.3 billion in net assets of 30 different mutual funds into the Hennessy Funds family. We completed our most recent asset purchase on October 26, 2018, when we purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (together, the “BP Funds”), which were reorganized into the Hennessy BP Energy Transition Fund and the Hennessy BP Midstream Fund, respectively, two new series of Hennessy Funds Trust.

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

EMPLOYEES
As of the end of fiscal year 2021, we had 20 employees, 18 of whom were full-time employees. Our 20 employees had an average tenure of 12 years as of the end of fiscal year 2021. We have historically experienced very low employee turnover, which we attribute to our focus on competitive compensation, a friendly and flexible office environment, and fostering close-knit working relationships among our team members. Further, over 50% of our employees are women, and with an executive team that is 50% women and 25% minority, we believe we have created an environment in which all team members can be successful and supported.
Our executive officers are (i) Neil J. Hennessy, Chief Executive Officer and Chairman of our Board of Directors, (ii) Teresa M. Nilsen, President, Chief Operating Officer, and a member of our Board of Directors, (iii) Kathryn R. Fahy, Chief Financial Officer and Senior Vice President, and (iv) Daniel B. Steadman, Executive Vice President and a member of our Board of Directors. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., (a) Mr. Hennessy is President, Chief Market Strategist, and a Portfolio Manager of the Hennessy Funds and is a member of the Funds’ Board of Trustees, (b) Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds, (c) Ms. Fahy is Vice President, Assistant Treasurer, and Assistant Secretary of the Hennessy Funds, and (d) Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.
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

The
COVID-19
pandemic has adversely impacted, and future pandemics may adversely impact, our business and financial performance.
The
COVID-19
pandemic adversely impacted global commercial activity and contributed to significant volatility in global equity and debt markets and disrupted, and in some cases continues to disrupt, supply chains, operations, and economic activity. The
COVID-19
pandemic adversely impacted the value and performance of the Hennessy Funds’ assets under management, which resulted in declines in the Company’s revenues. It also limited our ability to source and pursue potential acquisitions. Future pandemic outbreaks could have similar adverse impacts on our business and financial performance.
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
For the past several years, approximately three quarters of our assets under management has been concentrated in four of our funds. During fiscal year 2021, our average assets under management was concentrated in the following four funds: (i) the Hennessy Focus Fund (29% of average assets under management); (ii) the Hennessy Japan Fund (21% of average assets under management); (iii) the Hennessy Gas Utility Fund (14% of average assets under management); and (iv) the Hennessy Cornerstone Mid Cap 30 Fund (10% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Focus Fund (34% of total revenue); (b) the Hennessy Japan Fund (21% of total revenue); (c) the Hennessy Mid Cap 30 Fund (9% of total revenue); and (d) the Hennessy Gas Utility Fund (8% of total revenue). As a result, our operating results are particularly dependent upon the performance of a very small number funds and our ability to maintain and grow assets under management in these funds. If any of these funds were to experience a significant increase in redemptions for any reason, our assets under management would be reduced, adversely affecting our revenues.

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
We have debt and may incur additional debt, which may increase the risk of investing in us and may harm our financial condition and results of operations.
Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and therefore increase the risks associated with investing in our securities.
As of the end of fiscal year 2021, we had no outstanding indebtedness. On October 20, 2021, we completed a public offering of 4.875% unsecured notes due 2026 in the aggregate principal amount of $40,250,000. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at a rate of 4.875% per year payable quarterly on March 31, June 30, September 30, and December 31. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of ours.
We may incur additional debt in the future. Our indebtedness could (i) decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes, (ii) limit our flexibility to make acquisitions, (iii) increase our cash requirements to support the payment of interest, (iv) limit our flexibility in planning for, or reacting to, changes in our business and our industry, and (v) increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions and financial, business, and other factors affecting our consolidated operations, many of which are beyond our control.

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
The management contracts we have purchased, an $80.6 million asset on the balance sheet as of the end of fiscal year 2021, are considered an intangible asset with an indefinite useful life. Management reviews the indefinite life classification of our management contracts asset each reporting period. If the management contracts asset is ever reclassified as an asset with a definite life, we would begin amortizing the management contracts over their remaining useful life. If the management contracts asset continues to be classified as an indefinite-life
asset, we will continue to periodically review the carrying value to determine if any impairment has occurred. The impairment analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the management contracts asset is not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the asset. A write-off,
depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.
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
The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which exposes these funds to risks that are not typically associated with an investment in a U.S. issuer. The values of these funds fluctuate with changes in the value of the Japanese yen versus the U.S. dollar. Investments in Japanese securities also expose these funds to the economic uncertainties affecting Japan, which may differ from those affecting the United States. For example, the adverse effects of the
COVID-19
pandemic, future variants of
COVID-19,
or future pandemics may disproportionately impact Japan. Further, Japanese financial accounting standards and practices may differ, and there may be less information on Japanese companies available publicly. If these circumstances result in a reduction in the total assets of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, our assets under management would be reduced, which would adversely affect our revenues.

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
Investor behavior may be based on many factors, including short-term investment performance. Poor short term performance of the Hennessy Funds, irrespective of longer—term success, could potentially lead to a decrease in purchases of shares of the Hennessy Funds and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.
Assets invested through third-party intermediaries carry the risk of redemption, which could reduce our revenues.
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
Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. Two such laws are the California Consumer Privacy Act of 2018, which took effect in 2020, and the California Privacy Rights Act of 2020, which will take effect in 2023. Enactment of new privacy laws or regulations could, among other things, result in additional costs of compliance or litigation. In addition, while we strive to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations, and financial condition.
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
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act amended the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. According to an annual report to Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions. Addressing such claims could generate significant expenses and take up significant management time, even if such claims are frivolous or without merit.
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
Until October 18, 2021, our common stock traded on The Nasdaq Capital Market under the stock symbol “HNNA.” On October 13, 2021, following the end of our fiscal year 2021, we submitted an application to transfer our common stock from The Nasdaq Capital Market to The Nasdaq Global Market, and on October 19, 2021, our common stock began trading on The Nasdaq Global Market, where it continues to trade under the stock symbol “HNNA.”
We have paid regular cash dividends to our shareholders and intend to continue to do so, although the declaration of a dividend is always subject to the discretion of our Board of Directors.
As of the end of fiscal year 2021, we had 132 holders of record of our common stock. In addition, there were 45 brokerage firm accounts that represent 1,997 additional individual shareholders for a total of 2,129 shareholders.
The equity compensation plan information required by Item 201(d) of
Regulation S-K
is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
During fiscal year 2021, we repurchased shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchases are presented in the following table for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2021	—	$—	—	596,368
August 1-31, 2021 (2)	2,490	10.00	—	596,368
September 1-30, 2021 (2)	30,002	9.91	—	596,368

Total	32,492	$9.92	—	596,368

(1)
We are authorized to purchase a maximum of 1,500,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. We temporarily suspended the stock buyback program as of March 24, 2020, so we did not repurchase any shares pursuant to the stock buyback program during the three months ended September 30, 2021.

(2)	The shares that we repurchased in August and September 2021 are not subject to a maximum per plan or program because we did not repurchase them pursuant to a plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on
Form 10-K.
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
forward-looking
by their nature.
OUR CONTINUING RESPONSE TO THE
COVID-19
PANDEMIC
We continue to monitor the effects of the
COVID-19
pandemic on our business, particularly focusing on meeting the needs of our employees, our partners, and the Hennessy Funds and their shareholders. Since March 2020, we have remained engaged with key partners and service providers, strengthened our digital marketing and public relations programs, maintained an effective governance and internal controls program, and kept our employees up to date with trainings on relevant government and regulatory guidance impacting in-office
work in order to ensure our continued success.
We returned to work in the Novato, California office in August 2021, and continue to adhere to our Site-Specific Protection Plan, which we regularly update to reflect current local, state, and federal requirements.
We remain committed to providing the same high level of services to the 16 Hennessy Funds and their shareholders, and we believe we have positioned the Company for long-term growth.
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

U.S. equities had positive performance for the
one-year
period ended September 30, 2021, with the S&P 500
®
Index returning 30.00% and the Dow Jones Industrial Average returning 24.15% for the period (on a total return basis). Equity prices advanced sharply during the period despite increased concerns over supply chain disruptions and elevated levels of inflation. The offset to this dynamic was the idea that economic growth has resumed as economies continue to reopen despite the lingering effects of the
COVID-19
pandemic. After a 3.4% contraction in Real GDP in 2020, economic growth is expected to increase 5.9% in 2021, according to estimates compiled by Bloomberg. Over the past year, we have seen widespread availability of vaccines, and with that the ability of an ever-increasing
number of people to travel, eat in restaurants, and return to work. The unemployment rate improved from 7.9% at the end of September 2020 to 4.8% at the end of September 2021.
Long-term U.S. bonds declined meaningfully during the
one-year
period ended September 30, 2021, as the prospect of the Federal Reserve tapering its bond-buying
activity and potentially raising interest rates as soon as 2022 prompted investors to sell bonds. As the U.S. economy reopens and some semblance of normalcy returns to the economy, investors’ attention has turned to the idea that inflation may continue to remain elevated, which may prompt the Federal Reserve to raise interest rates. While the Federal Reserve has indicated that they would like to see employment numbers return to pre-pandemic
levels before raising rates, it seems that some investors are focused on the idea that any further inflationary pressures may force the Federal Reserve to act sooner. For the one-year
period ended September 30, 2021,
10-year
U.S. Government Bond yields rose from 0.68% to 1.49%.
The Japanese equity market rose 20.61% (in U.S. dollar terms) for the one-year
period ended September 30, 2021, as measured by the Tokyo Stock Price Index. Enthusiasm around Japanese equities has centered on the country’s recent surge in
COVID-19
vaccinations as well as by the election of a new Prime Minister, Fumio Kishida, to replace Yoshihide Suga, who recently resigned.
Against this backdrop, all of the 16 Hennessy Funds posted positive returns for the one-year
period ended September 30, 2021. The
longer-term
performance numbers remain strong, with 14 of the Hennessy Funds posting positive returns for the five-year
period ended September 30, 2021, and all 14 Hennessy Funds with at least 10 years of operating history posting positive returns for the
10-year
period ended September 30, 2021.
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
We provide service to approximately 160,000 mutual fund accounts nationwide, including accounts held by shareholders who employ financial advisors to assist them with investing as well as accounts held by retail shareholders who invest directly with us. We serve over 14,000 financial advisors who utilize the Hennessy Funds on behalf of their clients, including over 800 who purchased one of our Funds for the first time during fiscal year 2021. Approximately 17% of such advisors own two or more Hennessy Funds, and nearly 550 advisors hold a position of over $500,000, demonstrating strong brand loyalty.
Total assets under management as of the end of fiscal year 2021 was $4.1 billion, an increase of $0.5 billion, or 14.1%, compared to the end of fiscal year 2020. The increase in total assets during fiscal year 2021 was attributable to market appreciation.

The following table illustrates the changes in our assets under management over the past three years:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(In thousands)
Beginning assets under management	$3,564,597	$4,873,839	$6,197,617
Acquisition inflows	—	—	194,948
Organic inflows	818,358	571,195	825,541
Redemptions	(1,345,371)	(1,771,127)	(2,374,734)
Market appreciation (depreciation)	1,028,338	(109,310)	30,467

Ending assets under management	$4,065,922	$3,564,597	$4,873,839

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class over the past three years:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(In thousands)
Average assets under management—Investor Class	$2,394,194	$2,556,875	$3,357,813
Average assets under management—Institutional Class	1,595,106	1,541,529	1,826,929

Total	$3,989,300	$4,098,404	$5,184,742

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of the end of fiscal year 2021, this asset had a net balance of $80.6 million, unchanged since the end of fiscal year 2020.
The principal liability on our balance sheet as of the end of our fiscal year 2021 was the net deferred tax liability of $12.4 million generated due to the continued
write-off
of our management contracts asset for tax purposes, which creates a book-to-tax
difference. Following the end of our fiscal year 2021, on October 20, 2021, we completed a public offering of 4.875% unsecured notes due 2026 in the aggregate principal amount of $40,250,000. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at a rate of 4.875% per year payable quarterly on March 31, June 30, September 30, and December 31. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of ours.

RESULTS OF OPERATIONS
The following table sets forth items in our statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2021		2020
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$30,367	92.7%	$30,831	92.3%
Shareholder service fees	2,393	7.3	2,558	7.7

Total revenue	32,760	100.0	33,389	100.0

Operating expenses
Compensation and benefits	9,078	27.7	8,820	26.4
General and administrative	4,754	14.5	4,961	14.9
Mutual fund distribution	485	1.5	477	1.4
Sub-advisory fees	7,332	22.4	7,573	22.7
Depreciation	232	0.7	239	0.7

Total operating expenses	21,881	66.8	22,070	66.1

Operating income	10,879	33.2	11,319	33.9
Interest expense	—	—	447	1.3
Other income	(2)	(0.0)	(89)	(0.2)

Income before income tax expense	10,881	33.2	10,961	32.8
Income tax expense	2,979	9.1	3,120	9.3

Net income	$7,902	24.1%	$7,841	23.5%

Revenues – Investment Advisory Fees and Shareholder Service Fees
Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2021 to fiscal year 2020, total revenue decreased by 1.9%, from $33.4 million to $32.8 million, investment advisory fees decreased by 1.5%, from $30.8 million to $30.4 million, and shareholder service fees decreased by 6.5%, from $2.6 million to $2.4 million.
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
We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for fiscal year 2021 was $4.0 billion, which represents a decrease of $0.1 billion, or 2.7%, compared to fiscal year 2020. The Hennessy Fund with the largest average daily net assets for fiscal year 2021 was the Hennessy Focus Fund, with $1.1 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate of 0.29% to the fund’s
sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily net assets for fiscal year 2021 was the Hennessy Japan Fund, with $844 million. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate between 0.35% and 0.42% (depending on asset level) to the fund’s sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of the end of fiscal year 2021 was $4.1 billion, an increase of $0.5 billion, or 14.1%, compared to the end of fiscal year 2020. The increase was attributable to market appreciation.
The Hennessy Funds with the three largest amounts of net inflows were as follows:

Fiscal Year Ended September 30, 2021
Fund Name	Amount
Hennessy Japan Fund	$ 42 million
Hennessy Small Cap Financial Fund	$ 35 million
Hennessy Japan Small Cap Fund	$ 13 million
The Hennessy Funds with the three largest amounts of net outflows were as follows:

Fiscal Year Ended September 30, 2021
Fund Name	Amount
Hennessy Focus Fund	$(339) million
Hennessy Gas Utility Fund	$(134) million
Hennessy Cornerstone Mid Cap 30 Fund	$(76) million
Redemptions as a percentage of assets under management decreased from an average of 3.6% per month during fiscal year 2020 to an average of 2.8% per month during fiscal year 2021.
Operating Expenses
Comparing fiscal year 2020 to fiscal year 2021, total operating expenses remained relatively flat, decreasing by 0.9%, from $22.1 million to $21.9 million. The slight decrease in the dollar amount of operating expenses was due to decreases in many expense categories, partially offset by increases in compensation and benefits expense and mutual fund distribution expense. As a percentage of total revenue, total operating expenses increased 0.7 percentage points to 66.8%. Although the dollar value decreased slightly, operating expenses increased slightly as a percentage of total revenue because some of our operating expenses are fixed costs that did not decrease with decreasing revenue during fiscal year 2021.
Compensation and Benefits Expense
: Comparing fiscal year 2020 to fiscal year 2021, compensation and benefits expense increased by 2.9%, from $8.8 million to $9.1 million. As a percentage of total revenue, compensation and benefits expense increased 1.3 percentage points to 27.7%. The increase in compensation and benefits expense was due to an increase in incentive-based
compensation during fiscal year 2021 resulting from our higher total assets under management, as well as an increase in salary compensation paid to our executive officers compared to our fiscal year 2020, which included five months during which our executive officers agreed to temporary 25% salary reductions.
General and Administrative Expense
: Comparing fiscal year 2020 to fiscal year 2021, general and administrative expense decreased by 4.2%, from $5.0 million to $4.8 million. As a percentage of total revenue, general and administrative expense decreased 0.4 percentage points to 14.5%. The decrease in general and administrative expense was due to lower director stock award expense, as well as a reduction in rent expense in our Novato office and a decrease in legal and accounting costs in the current period.
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

Comparing fiscal year 2020 to fiscal year 2021, mutual fund distribution expense increased slightly by 1.7%, from $0.48 million to $0.49 million. As a percentage of total revenue, mutual fund distribution expense increased 0.1 percentage points to 1.5%. The increase in mutual fund distribution expense was due to slightly higher average daily net assets of the Hennessy Funds held at financial institutions in the current period. In the second quarter of the prior fiscal year, significant market depreciation, primarily resulting from the
COVID-19
pandemic, caused a decrease in average daily net assets.
Sub-Advisory
Fees Expense
: Comparing fiscal year 2020 to fiscal year 2021,
sub-advisory
fees expense decreased by 3.2%, from $7.6 million to $7.3 million. As a percentage of total revenue, sub-advisory
fees expense decreased 0.3 percentage point to 22.4%. The decrease in sub-advisory
fees was due to a decrease in average daily net assets of the sub-advised
Hennessy Funds.
Depreciation Expense
: Comparing fiscal year 2020 to fiscal year 2021, depreciation expense decreased by 2.9% from $0.24 million to $0.23 million due to the write-off
of fully depreciated assets. As a percentage of total revenue, depreciation expense remained flat at 0.7%.
Interest Expense
Comparing fiscal year 2020 to fiscal year 2021, interest expense decreased by 100% from $0.4 million to $0. The decrease in interest expense was due to the payoff in full of the remaining outstanding balance under our term loan agreement with U.S. Bank National Association on March 26, 2020.
Income Tax Expense
Comparing fiscal year 2020 to fiscal year 2021, income tax expense decreased by 4.5%, from $3.1 million to $3.0 million. The decrease in income tax expense was due primarily to lower net operating income in the current period.
Net Income
Comparing fiscal year 2020 to fiscal year 2021, net income increased by 0.8%, from $7.8 million to $7.9 million. The increase in net income was primarily due to decreased interest expense in the current period.
LIQUIDITY AND CAPITAL RESOURCES
We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2021 will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term
capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.
Following the end of our fiscal year 2021, on October 20, 2021, the Company completed a public offering of its 2026 Notes in the aggregate principal amount of $40,250,000. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2023. The 2026 Notes bear interest at a rate of 4.875% per year payable quarterly on March 31, June 30, September 30, and December 31. The 2026 Notes are the Company’s direct unsecured obligations, rank equally in right of payment with any of the Company’s future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of the Company’s existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of the Company.
Our total assets under management as of the end of fiscal year 2021 was $4.1 billion, an increase of $0.5 billion, or 14.1%, from the end of fiscal year 2020. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2021 was $4.0 billion. As of the end of fiscal year 2021, we had cash and cash equivalents of $15.8 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$10,386	$10,623
Net cash used in investing activities	(249)	(882)
Net cash used in financing activities	(4,256)	(24,473)

Net increase (decrease) in cash and cash equivalents	$5,881	$(14,732)

The decrease in cash provided by operating activities of $0.2 million was due mainly to decreased operating income.
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
Dividend Payments
. We have consistently paid dividends each year since 2005. Our quarterly dividend rate remained constant during fiscal years 2020 and 2021, and our dividend payments totaled $4.0 million in each such fiscal year.
Our Bank Loan
. On March 26, 2020, we prepaid in full all principal, accrued interest, and costs and expenses outstanding under our term loan agreement with U.S. Bank National Association. The aggregate prepayment amount of $15.4 million was funded by cash on hand, and we did not incur any prepayment penalties.
2026 Notes
. On October 20, 2021, we completed a public offering of 4.875% notes due 2026 in the aggregate principal amount of $40,250,000, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes mature on December 31, 2026.
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

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Codification 350: Intangibles – Goodwill and Other (“ASC 350”). Pursuant to ASC 350, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not
threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived
intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2021 as the more-likely-than-not
threshold was not met as of the end of fiscal year 2021.
The costs related to our purchase of the assets related to the management of mutual funds are capitalized as incurred. The costs are defined as an intangible asset per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contracts asset, totaling $80.6 million as of the end of fiscal year 2021.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
We reviewed accounting pronouncements issued between December 1, 2020, the filing date of our most recent previously filed Annual Report on Form
10-K,
and November 24, 2021, the filing date of this Annual Report on Form
10-K,
and have determined that no accounting pronouncement issued would have a material impact on our financial position, results of operations, or disclosures.
There have been no other significant changes to our critical accounting policies and estimates during fiscal year 2021.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
of Hennessy Advisors, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2021 and 2020, the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the account or disclosures to which it relates.
Valuation of Management Contract Assets – Impairment Consideration
As described in Note 1(f) to the financial statements, the Company has historically capitalized the cost of purchasing management contracts as intangible assets. These intangible assets are considered to have indefinite useful lives and are therefore not amortized, but rather tested at least annually for impairment. As part of this annual test, management (i) evaluates whether events and circumstances indicate that it is more likely than not that impairment exists, and/or (ii) estimates the fair value of such intangible assets and compares it to the cost of the assets to determine whether impairment has occurred. Management’s estimate of the fair value of management contract assets involves subjective assumptions that include stock market returns and weighted average cost of capital.

We have determined that the valuation of management contract assets constitutes a critical audit matter for the following reasons: (i) it is a matter that should be communicated to the audit committee, since it involves a significant management estimate; (ii) it involves a material account balance; and (iii) it involves especially subjective auditor judgment.
We have addressed this critical audit matter by performing appropriate audit procedures. These procedures included (i) performing an independent evaluation of whether events or circumstances indicate that it is more likely than not that impairment exists; (ii) evaluating the reasonableness of management’s fair value estimate assumptions; and (iii) testing the mathematical accuracy of management’s valuation model. Professionals with specialized skills and knowledge were used to assist in evaluating of the measurement of the Company’s estimated fair value of the management contract assets.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2004.
Costa Mesa, CA
November 24, 2021

Hennessy Advisors, Inc.
Balance Sheets
(In thousands, except share and per share amounts)
	September 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$15,836	$9,955
Investments in marketable securities, at fair value	10	9
Investment fee income receivable	2,795	2,403
Prepaid expenses	788	637
Other accounts receivable	277	378

Total current assets	19,706	13,382

Property and equipment, net of accumulated depreciation of $1,850 and $1,618, respectively	311	294
Operating lease right-of-use asset	1,010	276
Management contracts	80,643	80,643
Other assets	235	191

Total assets	$101,905	$94,786

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$4,151	$3,813
Operating lease liability	359	330
Income taxes payable	1,050	949

Total current liabilities	5,560	5,092

Long-term operating lease liability	646	—
Net deferred income tax liability	12,437	11,516

Total liabilities	18,643	16,608

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,469,584 shares issued and outstanding as of September 30, 2021, and 7,356,822 as of September 30, 2020	19,964	18,705
Retained earnings	63,298	59,473

Total stockholders’ equity	83,262	78,178

Total liabilities and stockholders’ equity	$101,905	$94,786

See Accompanying Notes to Financial Statements

4
2

Hennessy Advisors, Inc.
Statements of Income
(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2021	2020
Revenue
Investment advisory fees	$30,367	$30,831
Shareholder service fees	2,393	2,558

Total revenue	32,760	33,389

Operating expenses
Compensation and benefits	9,078	8,820
General and administrative	4,754	4,961
Mutual fund distribution	485	477
Sub-advisory fees	7,332	7,573
Depreciation	232	239

Total operating expenses	21,881	22,070

Net operating income	10,879	11,319
Interest expense	—	447
Other income	(2)	(89)

Income before income tax expense	10,881	10,961
Income tax expense	2,979	3,120

Net income	$7,902	$7,841

Earnings per share
Basic	$1.07	$1.07

Diluted	$1.07	$1.06

Weighted average shares outstanding
Basic	7,367,948	7,352,495

Diluted	7,409,112	7,378,729

Cash dividends declared per share	$0.55	$0.55

See Accompanying Notes to Financial Statements

4
3

Hennessy Advisors, Inc.
Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2019	7,527,040	$17,673	$57,855	$75,528
Net income	—	—	7,841	7,841
Dividends paid	—	—	(4,040)	(4,040)
Employee and director restricted stock vested	125,750	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(34,887)	(311)	(3)	(314)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,065	22	—	22
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	7,750	73	—	73
Shares repurchased pursuant to a stock buyback program	(270,896)	(534)	(2,180)	(2,714)
Stock-based compensation	—	1,782	—	1,782

Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	7,902	7,902
Dividends paid	—	—	(4,049)	(4,049)
Employee and director restricted stock vested	132,588	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(32,492)	(294)	(28)	(322)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	958	9	—	9
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	3,219	29	—	29
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	6,324	58	—	58
Stock-based compensation	—	1,438	—	1,438

Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262

See Accompanying Notes to Financial Statements

4
4

Hennessy Advisors, Inc.
Statements of Cash Flows
(In thousands)

	Fiscal Years Ended September 30,
	2021	2020

Cash flows from operating activities
Net income	$7,902	$7,841
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	232	239
Change in right-of-use asset and operating lease liability	(59)	(62)
Deferred income taxes	921	1,247
Deferred offering costs	(11)	—
Stock-based compensation	1,438	1,782
Unrealized gains on marketable securities	(1)	—
Interest expense associated with debt issuance cost	—	125
Change in operating assets and liabilities:
Investment fee income receivable	(392)	888
Prepaid expenses	(151)	(4)
Other accounts receivable	101	14
Other assets	(33)	1
Accrued liabilities and accounts payable	338	(1,725)
Income taxes payable	101	277

Net cash provided by operating activities	10,386	10,623

Cash flows from investing activities
Purchases of property and equipment	(249)	(172)
Payments related to management contracts	—	(710)

Net cash used in investing activities	(249)	(882)

Cash flows from financing activities
Principal payments on bank loan	—	(17,500)
Shares repurchased pursuant to stock buyback program	—	(2,714)
Repurchase of vested employee restricted stock for tax withholding	(322)	(314)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	9	22
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	29	—
Dividend payments	(3,972)	(3,967)

Net cash used in financing activities	(4,256)	(24,473)

Net increase (decrease) in cash and cash equivalents	5,881	(14,732)
Cash and cash equivalents at the beginning of the period	9,955	24,687

Cash and cash equivalents at the end of the period	$15,836	$9,955

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,957	$1,596
Cash paid for interest	$—	$381
See Accompanying Notes to Financial Statements

4
5

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
The Company’s operating
activities consist primarily of providing investment advisory s
e
rvices to 16
open-end
mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy BP Energy Transition Fund, the Hennessy BP Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services t
o
 shareholders of the Hennessy Funds.
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
The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to manage
m
ent as of the end of fiscal years 2021 and 2020. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2021 and 2020 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair v
a
lue of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.
4
7

(d)	Investments
Investments in
highly-liquid
financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long-term
investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”
The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains of less than $1,000 per year were recognized in operations for fiscal years 2021 and 2020.
Dividend income is recorded on the
ex-dividend
date. Purchases and sales of marketable securities are recorded on a trade-date
basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost ba
s
is.
(e)	Property and Equipment
Property and equipment are stated at cost less accumulated

depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between one and ten years.
(f)	Management Contracts Purchase d
Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its management contract asset t
o
 determine if any impairment has occurred. The fair value of the management contracts asset was estimated by applying the income approach and is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. It was determined that there was no impairment as of the end of fiscal years 2021 and 202
0
.
Under Accounting Standards Codification 350 — Intangibles—Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the useful life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the management contracts asset to be an intangible asset with an indefinite useful life and no impairment as of the end of fiscal year 2021.
The Company completed its most recent asset purchase on October 26, 2018, when it purchased the assets related to the management of the BP Capital TwinLine Energy Fund and the BP Capital TwinLine MLP Fund (the “BP Funds”), which were reorganized into the Hennessy BP Energy Transition Fund and the Hennessy BP Midstream Fund, respectively, two new series of Hennessy Funds Trust
.

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

4
8

The Company believes the positions taken on its tax returns are fully supported, but tax authorities may challenge these positions and they may not be fully sustained on examination by the relevant tax authorities. Accordingly, the income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgement and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the income tax provision and, therefore, could have a material impact on the Company’s income tax provision, net income, and cash flows. The accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of the Company’s domestic operations, including the allocation of income among different jurisdictions. For a further discussion on taxes, refer to Note 11 in this Item 8, “Financial Statements and Supplementary Data.”
The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. The Company’s U.S. federal income taxes for 2017 through 2021 remain open and subject to examination. The Company has identified 22 major state tax jurisdictions in which it is subject to income tax, which include California, Colorado, Connecticut, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, and Wisconsin. For tax years that remain open, the below chart shows the number of such state tax jurisdictions that remain subject to examination by the appropriate governmental agencies:

Year	Number of State Tax Jurisdictions
2021	22
2020	22
2019	19
2018	17
2017	16
For state tax jurisdictions with unfiled tax returns, the statutes of limitations remains open indefinitely.

(h)	Earnings per Share
Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive e
f
fect of common stock equivalents, which consist of restricted stock units (“RSUs”).

(i)	Equity
Amended and Restated 2013 Omnibus Incentive Plan
The Company has adopted, and the Company’s shareholders have approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which provides for the issuance of options, stock appreciation rights, restricted stock, RSUs, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors and increasing shareholder value. The maximum number of shares that may be issued under the Omnibus Plan is 50% of the number of outstanding shares of common stock of the Company, subject to adjustment by the compensation committee of the Company’s Board of Directors upon the occurrence of certain events. The 50% limitation does not invalidate any awards made prior to a decrease in the number of outstanding shares, even if such awards have result or may result in shares constituting more than 50% of the outstanding shares being available for issuance under the Omnibus Plan. Shares available under the Omnibus Plan that are not awarded in one particular year may be awarded in subsequent years.

4
9

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
10
% or more shareholder, the exercise price must be at least
110
% of the fair market value on the date of grant and cannot exceed five years
. Incentive stock options may be granted only within
10
years from the date of adoption of the Omnibus Plan. The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $
100,000
. An optionee may, with the consent of the compensation committee,

elect to pay for the shares to be received upon exercise of his or her options in cash, shares of common stock, or any combination thereof.
Under the Omnibus Plan, participants may be granted RSUs, each of which represents an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares t
o
 an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years at a rate of 25% per year. The Company recognizes stock-based
compensation expense on a
straight-line
basis over the four-year vesting term of each award.
All compensation costs related to RSUs vested during fiscal years 2021 and 2020 have been recognized in the financial statements.
The Company has available up to 3,734,792 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.
A summary of RSU activity is as follows:

	Fiscal Years Ended September 30,
	2021		2020

	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share

Non-vested balance at beginning of year	322,181	$9.76	313,669	$12.22
Granted	134,625	8.64	134,625	8.13
Vested (1)	(132,996)	(10.81)	(126,113)	(14.13)
Forfeited	—	—	—	—

Non-vested balance at end of year	323,810	$8.87	322,181	$9.76

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

September 30, 2021
(In thousands, except years)
Total expected compensation expense related to RSUs	$16,905
Recognized compensation expense related to RSUs	(14,034)

Unrecognized compensation expense related to RSUS	$2,871

Weighted average remaining period to expense for RSUs	3.0
Dividend Reinvestment and Stock Purchase Plan
In January 2021, the Company adopted an updated Div
i
dend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Rei
n
vestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 12,666 and 9,815 shares of common stock in fiscal years 2021 and 2020, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,460,457 shares remained available for issuance as of September 30, 2021.

Stock Buyback Program
In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company temporarily suspended repurchases under the stock buyback program as of March 24, 2020, so the Company did not repurchase any shares of its common stock pursuant to the stock buyback program during fiscal year 2021.
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

5
1

Based on the definitions, th
e
 following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$11,554	$—	$—	$11,554
Mutual fund investments	10	—	—	10

Total	$11,564	$—	$—	$11,564

Amounts included in
Cash and cash equivalents	$11,554	$—	$—	$11,554
Investments in marketable securities	10	—	—	10

Total	$11,564	$—	$—	$11,564

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$6,053	$—	$—	$6,053
Mutual fund investments	9	—	—	9

Total	$6,062	$—	$—	$6,062

Amounts included in
Cash and cash equivalents	$6,053	$—	$—	$6,053
Investments in marketable securities	9	—	—	9

Total	$6,062	$—	$—	$6,062

There were no transfers between levels during fiscal years 2021 or 2020.
(3)	Investments
The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

	(In thousands)
2021

Mutual fund investments	$4	$24	$(18)	$10

Total	4	24	(18)	10

2020
Mutual fund investments	$4	$23	$(18)	$9

Total	4	23	(18)	9

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

5
2

(4)	Property and Equipment, Net
The following table summarizes the Company’s property and equipment balances:

	September 30,
	2021	2020

	(In thousands)
Equipment	$599	$538
Leasehold improvements	154	154
Furniture and fixtures	391	391
IT infrastructure	84	71
Software	933	758

Property and equipment, gross	2,161	1,912
Accumulated depreciation	(1,850)	(1,618)

Property and equipment, net	$311	$294

During each of fiscal year 2021 and fiscal year 2020, depreciation expense was $0.2 million.
(5)	Management Contracts
The costs related to the Company’s purchase of the assets related to management contracts are capitalized as incurred and comprise the management contracts asset. This asset was $80.6 million as of the end of fiscal year 2021, unchanged from the end of fiscal year 2020. The Company considers the management contracts asset to be an intangible asset per Accounting Standards Codification 350 — Intangibles—Goodwill and Other. The purchase costs that comprise the management contracts asset include legal fees, shareholder vote fees, and percent of asset costs to purchase the assets related to the management contracts.

(6)	Investment Advisory Agreements
The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16 Hennessy Funds.
The inv
e
stment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement would terminate. First, an investment advisory agreement automatically terminates if the Company assigns it to another advisor (assignment includes “indirect assignment,” which is the transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or the Company.
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

5
3

(7)	Leases
The Company determines
if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use
assets and current and
long-term
operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease expires on July 31, 2024. The lease renewal created a long-term operating lease as of March 31, 2021, and the Company recorded a right-of-use
asset of $1.1 million on the balance sheet.
Right-of-use
assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on th
e
 information available at the lease commencement date.

The Company’s lease terms ma
y
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

September 30, 2021
(In thousands, except years and percentages)
Operating lease right-of-use assets	$1,010
Current operating lease liability	$359
Long-term operating lease liability	$646
Weighted average remaining lease term	2.8
Weighted average discount rate	0.90%
For fiscal years 2021 and 2020, the Company’s lease payments related to its operating lease right-of-use
assets totaled $0.43
million and
$0.44

million, respectively, and total
rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.51 million and
 $0.57
million, respectively.

5
4

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected o
n
 the Company’s balance sheet are as follows:

September 30, 2021
(In thousands)
Fiscal year 2022 undiscounted cash flows	363
Fiscal year 2023	374
Fiscal year 2024	286

Total undiscounted cash flows	1,023

Present value discount	(18)

Total operating lease liabilities	$1,005

(8)	Accrued Liabilities and Accounts Payable
The details relating to the accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	September 30
	2021	2020

	(In thousands)
Accrued bonus liabilities	$2,738	$2,571
Accrued sub-advisor fees	628	552
Other accrued expenses	785	690

Total accrued expenses	$4,151	$3,813

(9)	Bank Loan
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
The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with at least 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.2 million in each of the fiscal years 2021 and 2020. To be eligible for the discretionary profit-sharing contribution, an employee must be eligible to participate in the 401(k) retirement plan and must complete at least 501 hours of service during the calendar year or be employed as of the last day of the calendar year.

(12)	Income Taxes
As of the
end of each of fiscal
years 2021 and 2020, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.6 million. If the tax benefits of such amounts were recognized, $0.50 million of such amounts would decrease the Company’s effective income tax rate. The Company’s net liability for accrued interest and penalties was $0.30 million and $0.27 million as of September 30, 2021, and September 30, 2020, respectively. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended September 30, 2021, and September 30, 2020, the Company recognized approximately $0.03 million and $0.04 million in interest and penalties, respectively.

5
5

The Company’s activity was as follows:

	Fiscal Years Ended September 30,
	2021	2020

	(In thousands)
Beginning year balance	$608	$608
Decrease related to prior year tax positions	—	—
Increase related to current year tax positions	—	—
Settlements	—	—
Lapse of statutes of limitations	—	—

Ending year balance	$608	$608

The total amount of unrecognized ta
x
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
The Company’s income tax expense

was as follows:

	Fiscal Years Ended September 30,
	2021	2020

	(In thousands)
Current
Federal	$1,545	$1,321
State	513	552

Total Current	2,058	1,873

Deferred
Federal	752	904
State	169	343

Total Deferred	921	1,247

Total	$2,979	$3,120

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2021	2020

Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.1	4.3
Permanent and other differences	0.3	0.2
Difference due to executive compensation	1.3	1.1
Tax return to provision adjustments	0.1	(0.1)
Uncertain tax position allowance	0.3	0.4
Stock-based compensation	0.3	1.6

Effective income tax rate	27.4%	28.5%

5
6

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2021	2020

	(In thousands)
Deferred tax assets
Accrued compensation	$60	$47
Stock compensation	2	13
State taxes	266	245
Capital loss carryforward	7	7
ROU asset/lease liability	(1)	—

Gross deferred tax assets	334	312
Disallowed capital loss	(7)	(7)

Net deferred tax assets	327	305
Deferred tax liabilities
Property and equipment	(33)	(28)
Management contracts	(12,731)	(11,793)

Total deferred tax liabilities	(12,764)	(11,821)

Net deferred tax liabilities	$(12,437)	$(11,516)

(13)	Earnings per Share
The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2021	2020

Weighted average common stock outstanding, basic	7,367,948	7,352,495
Dilutive impact of RSUs	41,164	26,234

Weighted average common stock outstanding, diluted	7,409,112	7,378,729

For fiscal years 2021 and 2020, the Company excluded 65,098 and 186,520 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of vested RSUs.

(14)	Concentration of Credit Risk
The Company m
a
intains
its cash accounts with three com
m
ercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2021, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $4.0 million. In addition, total cash and cash equivalents include $11.5 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
(15)	Recently Issued and Adopted Accounting Standards
The Company has reviewed accounting pronouncements issued between December 1, 2020, the filing date of its most recent previously filed Annual Report on Form
10-K,
and November 24, 2021, the filing date of this Annual Report on Form
10-K,
and has determined that no accounting pronouncement issued would have a material impact on the Company’s financial position, results of operations, or disclosures.
There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2021.

5
7

(16)	Subsequent Events
As of November
24, 2021, the filing date of this Annual Report on Form 10-K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2021, and determined the following to be subsequent events:
On October 20, 2021, the Company completed a public offering of 4.875% notes due 2026 in the aggregate principal amount of $40,250,000, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of eac
h
 calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes mature on December 31, 2026.
On October 29, 2021, the Company announced a quarterly cash dividend of $0.1375 per share paid on November 23, 2021, to shareholders of record as of November 11, 2021. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule
13a-15(e)
and
15d-15(e)
of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2021, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

5
8

CHANGES IN INTERNAL CONTROLS
There have been no changes in internal control over financial reporting as defined in
Rules 13a-15(f)
of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item can be found in our Proxy Statement for our 2022 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.” Such information is incorporated by reference as if fully set forth in this report.
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
The information required by this item can be found in the Proxy Statement under the captions “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors.” Such information is incorporated by reference as if fully set forth in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item can be found in the Proxy Statement under the caption “Voting Securities.” Such information is incorporated by reference as if fully set forth in this report.

EQUITY COMPENSATION PLAN INFORMATION
Our Omnibus Plan, which was approved by our shareholders, is the only equity compensation plan under which we may issue our common stock.

	September 30, 2021
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Issuance Under Compensation Plans (2)
Equity compensation plans approved by security holders (1)	328,150	—	1,352,012
Equity compensation plans not approved by security holders	—	—	—

Total	328,150	—	1,352,012

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.
(2)
Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 50% of our outstanding common stock, or 3,734,792 shares, as of the end of fiscal year 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item can be found in the Proxy Statement under the caption “Corporate Governance.” Such information is incorporated by reference as if fully set forth in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item can be found in the Proxy Statement under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth in this report.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included in Item 8, “Financial Statements and Supplementary Data.”
Exhibit Index
Set forth below is a list of all exhibits to this Annual Report on
Form 10-K,
including those incorporated by reference.
Exhibits

3.1	Amended and Restated Articles of Incorporation (11)

3.2	Fifth Amended and Restated Bylaws (13)

4.1	Description of Securities

4.2	Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (17)

4.3	First Supplemental Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (17)

10.1	License Agreement, dated as of April 10, 2000, between the registrant and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated as of March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated as of October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4	Investment Advisory Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.5	Amendment to Investment Advisory Agreement, dated as of March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (10)

10.6	Investment Advisory Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy BP Energy Transition Fund and the Hennessy BP Midstream Fund) (15)

10.7	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)

10.8	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)

10.9	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and FCI Advisors (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)

10.10	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (7)

10.11	First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (14)

10.12	Sub-Advisory Agreement, dated as of October 26, 2018, between the registrant and BP Capital Fund Advisors, LLC (for the Hennessy BP Energy Transition Fund and the Hennessy BP Midstream Fund) (15)

10.13	Amended and Restated Servicing Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.14	First Amendment to Amended and Restated Servicing Agreement, dated as of March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (8)

10.15	Second Amendment to Amended and Restated Servicing Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (16)

10.16	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (6)

10.17	Form of Restricted Stock Unit Award Agreement for Employees (1)(5)

10.18	Form of Restricted Stock Unit Award Agreement for Directors (1)(5)

10.19	Form of Stock Option Award Agreement for Employees (1)(5)

10.20	Form of Stock Option Award Agreement for Directors (1)(5)

10.21	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(13)

10.22	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(9)

10.23	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(13)

10.24	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(16)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form
10-K
of the registrant for the year ended September 30, 2021, filed on November 24, 2021, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

104	The Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).
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
No. 000-49872),
filed February 21, 2014.

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.

(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423), filed November 30, 2015.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.

(10)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.

(14)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.

(15)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2018 (SEC File No. 001-36423), filed November 28, 2018.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423), filed October 20, 2021.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
Hennessy Advisors, Inc.
(Registrant)

		Date:	November 24, 2021
By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Director
(As a duly authorized officer on behalf of the registrant and as
Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kathryn R. Fahy	Date:	November 24, 2021
Kathryn R. Fahy
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date:	November 24, 2021
Neil J. Hennessy
Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Daniel B. Steadman	Date:	November 24, 2021
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Henry Hansel	Date:	November 24, 2021
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Date:	November 24, 2021
Brian A. Hennessy
Director

By:	/s/ Daniel G. Libarle	Date:	November 24, 2021
Daniel G. Libarle
Director

By:	/s/ Rodger Offenbach	Date:	November 24, 2021
Rodger Offenbach
Director

By:	/s/ Susan W. Pomilia	Date:	November 24, 2021
Susan W. Pomilia
Director

By:	/s/ Thomas L. Seavey	Date:	November 24, 2021
Thomas L. Seavey
Director

65