Form 10-Q
period 2021-12-31
HENNESSY ADVISORS INC
filed 2022-02-10
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission

File Number
001-36423

HENNESSY ADVISORS, INC.
(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7250 Redwood Boulevard , Suite 200 Novato, California	94945
(Address of principal executive office)	(Zip code)
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
of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2022, there were 7,478,103 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION

Item 1:	Unaudited Condensed Financial Statements
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2021	September 30, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$54,502	$15,836
Investments in marketable securities, at fair value	10	10
Investment fee income receivable	2,826	2,795
Prepaid expenses	563	788
Other accounts receivable	388	277

Total current assets	58,289	19,706

Property and equipment, net of accumulated depreciation of $1,903 and $1,850, respectively	315	311
Operating lease right-of-use asset	920	1,010
Management contracts	80,643	80,643
Other assets	246	235

Total assets	$140,413	$101,905

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$2,464	$4,151
Operating lease liability	361	359
Income taxes payable	848	1,050

Total current liabilities	3,673	5,560

Notes payable, net of issuance costs	38,662	—
Long-term operating lease liability	554	646
Net deferred income tax liability	13,007	12,437

Total liabilities	55,896	18,643

Commitments and contingencies (Note 9 )
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,478,048 shares issued and outstanding as of December 31, 2021, and 7,469,584 as of September 30, 2021	20,339	19,964
Retained earnings	64,178	63,298

Total stockholders’ equity	84,517	83,262

Total liabilities and stockholders’ equity	$140,413	$101,905

See Notes to Unaudited Condensed Financial Statements

Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenue
Investment advisory fees	$7,938	$7,208
Shareholder service fees	596	581

Total revenue	8,534	7,789

Operating expenses
Compensation and benefits	2,262	2,104
General and administrative	1,400	1,308
Mutual fund distribution	155	121
Sub-advisory fees	1,877	1,785
Depreciation	53	62

Total operating expenses	5,747	5,380

Net operating income	2,787	2,409
Interest expense	508	—
Other income	(2)	(1)

Income before income tax expense	2,281	2,410
Income tax expense	368	637

Net income	$1,913	$1,773

Earnings per share
Basic	$0.26	$0.24

Diluted	$0.25	$0.24

Weighted average shares outstanding
Basic	7,472,680	7,357,883

Diluted	7,522,686	7,367,128

Cash dividends declared per share	$0.14	$0.14

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2021
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262
Net income	—	—	1,913	1,913
Dividends paid			(1,027)	(1,027)
Employee restricted stock vested	10,000	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(3,458)	(31)	(6)	(37)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	193	2	—	2
Shares issued for dividend reinvestment pursuant to the 2021 D ividend Reinvestment and Stock Purchase Plan	1,729	19	—	19
Stock-based compensation	—	388	—	388
Employee restricted stock forfeiture	—	(3)		(3)

Balance at December 31, 2021	7,478,048	$20,339	$64,178	$84,517

Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Three Months Ended December 31, 2020
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity
Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	1,773	1,773
Dividends paid	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	652	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Stock-based compensation	—	352	—	352

Balance at December 31, 2020	7,359,639	$19,082	$60,235	$79,317

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$1,913	$1,773
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	53	62
Change in right-of-use asset and operating lease liability	—	(17)
Amortization of note issuance costs	55	—
Deferred income taxes	570	313
Employee restricted stock forfeiture	(3)	—
Stock-based compensation	388	352
Change in operating assets and liabilities
Investment fee income receivable	(31)	(285)
Prepaid expenses	225	210
Other accounts receivable	(111)	54
Other assets	(11)	(1)
Accrued liabilities and accounts payable	(1,687)	(1,733)
Income taxes payable	(202)	323

Net cash provided by operating activities	1,159	1,051

Cash flows from investing activities
Purchases of property and equipment	(57)	(66)

Net cash used in investing activities	(57)	(66)

Cash flows from financing activities
Proceeds from issuance of notes , net of underwriting discount	39,042	—
Payment of issuance costs on notes	(435)	—
Repurchase of vested employee restricted stock for tax withholding	(37)	—
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	—	6
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	2	—
Dividend payments	(1,008)	(992)

Net cash provided by (used in) financing activities	37,564	(986)

Net increase (decrease) in cash and cash equivalents	38,666	(1)
Cash and cash equivalents at the beginning of the period	15,836	9,955

Cash and cash equivalents at the end of the period	$54,502	$9,954

Supplemental disclosures of cash flow information
Cash paid for interest	$387	$—
Dividend reinvestment issued in shares	$19	$19
See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation
The accompanying condensed balance sheet as of September 30, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form
10-Q.
In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2021, the Company’s operating results for the three months ended December 31, 2021 and 2020, and the Company’s cash flows for the three months ended December 31, 2021 and 2020. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2021, which are included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended September 30, 2021.
The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.
The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end
mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Energy Transition Fund, the Hennessy Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services to shareholders of the Hennessy Funds.
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

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12-month period ;

•	monitoring and overseeing the accessibility of the fund on third-party platforms;

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
The Company waived a portion of its fees with respect to the Hennessy Cornerstone Large Growth Fund and the Hennessy Energy Transition Fund through the expiration of each fund’s expense limitation agreement on November 30, 2019, and October 25, 2020, respectively. The Company continues to waive a portion of its fees with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward
basis.
The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)	Management Contracts Purchased
Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2021, by applying the income approach and is based on management estimates and assumptions, including third-party
valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of December 31, 2021, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.
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
The Company has entered into
sub-advisory
agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Energy Transition Fund, the Hennessy Midstream Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Under each of these sub-advisory
agreements, the
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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies
:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$50,597	$—	$—	$50,597
Mutual fund investments	10	—	—	10

Total	$50,607	$—	$—	$50,607

Amounts included in:
Cash and cash equivalents	$50,597	$—	$—	$50,597
Investments in marketable securities	10	—	—	10

Total	$50,607	$—	$—	$50,607

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$11,554	$—	$—	$11,554
Mutual fund investments	10	—	—	10
Total	$11,564	$—	$—	$11,564

Amounts included in:
Cash and cash equivalents	$11,554	$—	$—	$11,554
Investments in marketable securities	10	—	—	10
Total	$11,564	$—	$—	$11,564

There were no transfers between levels during the three months ended December 31, 2021, or the year ended September 30, 2021.
The fair values of receivables, payables, and accrued liabilities approximate their fair values given the short-term nature of those instruments.
The fair value of the 2026 Notes (see Note 7) was approximately $
41.78
 million as of December 31, 2021, based on the last trading price of the notes on that date (Level 1).

(5)	Leases
The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use assets and current and long-term operating lease liabilities on the Company’s balance sheet. There were no other long-term operating leases as of
December 31, 2021, and September 30, 2021. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease expires on July 31, 2024. The lease renewal created a long-term operating lease as of March 31, 2021, and the Company recorded a right of use asset of $1.1 million on the balance sheet.

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

December 31, 2021
(In thousands, except years and percentages)
Operating lease right-of-use assets	$920
Current operating lease liability	$361
Long-term operating lease liability	$554
Weighted average remaining lease term	2.6
Weighted average discount rate	0.90%
For the three months ended December 31, 2021, total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.1 million.

The undiscounted cash flows for
future
maturities of the Company’s operating lease
liabilities
and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

December 31, 2021
(In thousands)
Remainder of fiscal year 2022	$273
Fiscal year 2023	374
Fiscal year 2024	286

Total undiscounted cash flows	933

Present value discount	(18)

Total operating lease liabilities	$915

(6)	Accrued Liabilities and Accounts Payable
Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	December 31, 2021	September 30, 2021

	(In thousands)
Accrued bonus liabilities	$801	$2,738
Accrued sub-advisor fees	623	628
Other accrued expenses	1,040	785

Total accrued liabilities and accounts payable	$2,464	$4,151

(7)	Debt Outstanding
On October 20, 2021, the Company completed a public offering of 4.875% notes due 2026 in the aggregate principal amount of $40,250,000 (the “2026 Notes”), which included the full exercise of the underwriters’ overallotment option. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes mature on December 31, 2026.

The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of the Company’s future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of the Company’s existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s future subsidiaries.

(8)	Income Taxes
The Company’s effective income tax rates for the three months ended December 31, 2021 and 2020, were 16.1% and 26.4%, respectively. For the three months ended December 31, 2021, the effective income tax rate was lower than the federal statutory rate due to the recognition of a tax benefit related to a California tax refund of $0.2 million.

The Company is
subject
to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. As of December 31, 2021, the Company has identified 22 major state tax jurisdictions in which is subject to income tax. For state tax jurisdictions with unfiled tax returns, the statutes of limitations remains open indefinitely.

(9)	Commitments and Contingencies
The Company has no commitments and no other significant contingencies with original terms in excess of one year other than operating leases, which are discussed in Note 5.

(10)	Equity
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
compensation expense on a
straight-line
basis over the four-year vesting term of each award.
A summary of RSU activity is as follows:

	Three Months Ended December 31, 2021
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	323,810	$8.87
Granted	—	—
Vested (1)	(41,353)	(9.37)
Forfeited	(1,906)	(8.95)

Non-vested balance at end of period	280,551	$8.79

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

December 31, 2021
(In thousands, except years)
Total expected compensation expense related to RSUs	$17,169
Recognized compensation expense related to RSUs	(14,703)

Unrecognized compensation expense related to RSUs	$2,466

Weighted average remaining years to expense for RSUs	2.8

Dividend Reinvestment and Stock Purchase Plan
In January
 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plans, the Company issued 1,922 and 2,817 shares of common stock during the three months ended December 31, 2021 and 2020, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,458,535 shares remained available for issuance as of December 31, 2021.

Stock Buyback Program
In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the three months ended December 31, 2021.

(11)	Earnings per Share and Dividends per Share
Basic earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of restricted stock units (“RSUs”).
For the three months ended December 31, 2021 and 2020, the Company excluded

663 and
 227,410 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested
RSUs.
The Company paid a quarterly cash dividend of $0.1375 per share on November 23, 2021, to shareholders of record as of November 11, 2021.

(12)	Recently Issued and Adopted Accounting Standards
The Company has reviewed accounting pronouncements issued between the filing date of its most recent Form
10-K,
which was November 24, 2021, and the filing date of this Form
10-Q
and has determined that no accounting pronouncements issued would have a material impact on the Company’s financial position, results of operations, or disclosures.

(13)	Subsequent Events
The Company and BP Capital Fund Services, LLC mutually terminated the sub-advisory
agreement for the Hennessy Energy Transition Fund and the Hennessy Midstream Fund as of January 31, 2022. These funds are now managed internally by the Company.

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
Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in our Annual Report on
Form 10-K
for the fiscal year ended September 30, 2021. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.
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
customer service to investors.
Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the mutual fund assets we currently manage and the generation of inflows into the mutual funds we manage. The success of our business strategy may be influenced by the factors discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on
Form 10-K
for the fiscal year ended September 30, 2021. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Our Continuing Response to the
COVID-19
Pandemic
We continue to monitor the effects of the
COVID-19
pandemic on our business, particularly focusing on meeting the needs of our employees, our partners, and the Hennessy Funds and their shareholders. Since March 2020, we have remained engaged with key partners and service providers, strengthened our digital marketing and public relations programs, and maintained an effective governance and internal controls program in order to ensure our continued success.
Our employees in Novato, California have returned to the office. We continue to adhere to our Site-Specific Protection Plan for our Novato office, which we regularly update to reflect current local, state, and federal requirements.
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
On a total return basis, the Dow Jones Industrial Average was up 7.87% for the three months ended December 31, 2021. During the most recent quarter, equity prices rallied despite the emergence of the Omicron variant in November. While the market declined in November, it rallied strongly in December as investors became increasingly comfortable with the idea that the variant, while more transmissible, causes less severe illness. While the economy is expected to slow in 2022 versus its above trend rate in 2021, attention has turned to inflation and the Federal Reserve’s language around trying to rein it in. Despite initial thoughts that elevated rates of inflation were transitory, the consensus is that higher than desired inflation will be a part of the economy in the coming year, if not longer. With this in mind the Federal Reserve has now indicated, in the interest of trying to bring inflation down, that it may start to raise the Federal Funds rate as soon as March 2022. The market ended the year on a positive note as investors returned to the idea that interest rates remain at historically low levels, the unemployment rate has come down significantly, and the economy is expected to grow at a healthy pace in 2022.

Long-term U.S. bond yields increased during the three months ended December 31, 2021, as elevated rates of inflation have persisted and show no signs of abating in the next several months. The Federal Reserve has acknowledged that it was incorrect in its assumption that high inflation would be a transitory phenomenon and has indicated that it will likely raise interest rates in 2022
The Japanese equity market was down 4.87% in U.S. dollar terms over the three months ended December 31, 2021, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded lower on concerns around Omicron’s emergence in the region, particularly in China, a key trading partner. Japanese stocks rallied in December as investors focused on news that a rebound in industrial production led by the automotive sector was underway.
In the 12 months ended December 31, 2021, 14 of the 16 Hennessy Funds generated positive returns, as the market recovered quickly from the sharp pandemic-induced
decline in 2020. Over the longer term, 14 of the Hennessy Funds posted positive annualized returns in each of the three-year,
five-year,
ten-year,
and since inception periods ended December 31, 2021, the exception being the Hennessy Energy Transition Fund and the Hennessy Midstream Fund, which focus exclusively on the more volatile Energy sector.
As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold
philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing thought leadership and other resources to help them navigate market disruptions relating to the
COVID-19
pandemic. We operate a robust and
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
We provide service to nearly 160,000 mutual fund accounts nationwide, including accounts held by shareholders who employ financial advisors to assist them with investing as well as accounts held by retail shareholders who invest directly with us. We serve over 13,500 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 170 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 520 advisors hold a position of over $500,000, demonstrating strong brand loyalty.

Total assets under management as of December 31, 2021, was $4.1 billion, an increase of $0.2 billion, or 6.3%, compared to December 31, 2020. The increase in total assets was attributable to market appreciation.
The following table illustrates the
quarter-by-quarter
changes in our assets under management since December 31, 2020:

	Fiscal Quarter Ended

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020

	(In thousands)
Beginning assets under management	$4,065,922	$4,117,560	$4,023,364	$3,832,551	$3,564,597
Acquisition inflows	—	—	—	—	—
Organic inflows	147,461	94,871	301,731	208,253	213,502
Redemptions	(240,160)	(222,467)	(351,897)	(369,846)	(401,160)
Market appreciation (depreciation)	99,626	75,958	144,362	352,406	455,612

Ending assets under management	$4,072,849	$4,065,922	$4,117,560	$4,023,364	$3,832,551

As stated above, the fees we receive for providing investment advisory and shareholder service are based on average assets under management. The following table shows average assets under management by share class for each quarter since December 31, 2020:

	Fiscal Quarter Ended

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020

	(In thousands)
Investor Class	$2,365,152	$2,385,204	$2,505,402	$2,378,675	$2,308,369
Institutional Class	1,734,121	1,717,046	1,646,013	1,539,714	1,477,001

Total	$4,099,273	$4,102,250	$4,151,415	$3,918,389	$3,785,370

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of December 31, 2021, this asset had a net balance of $80.6 million, unchanged since September 30, 2021.
On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of ours.
The 2026 Notes are the principal liability on our balance sheet at $38.7 million, net of issuance costs.

Results of Operations
The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended December 31,

	2021		2020

	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,938	93.0%	$7,208	92.5%
Shareholder service fees	596	7.0	581	7.5

Total revenue	8,534	100.0	7,789	100.0

Operating expenses
Compensation and benefits	2,262	26.5	2,104	27.0
General and administrative	1,400	16.4	1,308	16.8
Mutual fund distribution	155	1.8	121	1.6
Sub-advisory fees	1,877	22.0	1,785	22.9
Depreciation	53	0.6	62	0.8

Total operating expenses	5,747	67.3	5,380	69.1

Net operating income	2,787	32.7	2,409	30.9
Interest expense	508	6.0	—	—
Other income	(2)	(0.0)	(1)	(0.0)

Income before income tax expense	2,281	26.7	2,410	30.9
Income tax expense	368	4.3	637	8.1

Net income	$1,913	22.4%	$1,773	22.8%

Revenue – Investment Advisory Fees and Shareholder Service Fees
Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, total revenue increased by 9.6%, from $7.8 million to $8.5 million, investment advisory fees increased by 10.1%, from $7.2 million to $7.9 million, and shareholder service fees increased by 2.6%, from $0.58 million to $0.60 million. The increase in investment advisory fees was due to increased average daily net assets of the Hennessy Funds, which was attributable to market appreciation.
We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2021, was $4.1 billion, which represents an increase of $0.3 billion, or 8.3%, compared to the three months ended December 31, 2020. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2021, was the Hennessy Focus Fund, with $1.2 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate of 0.29% to the fund’s
sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2021, was the Hennessy Japan Fund, with $0.82 billion. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate between 0.35% and 0.42% (depending on asset level) to the fund’s sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of December 31, 2021, was $4.1 billion, an increase of $0.2 billion, or 6.3%, compared to December 31, 2020. The increase was attributable to market appreciation.
The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended December 31, 2021

Fund Name	Amount
Hennessy Japan Small Cap Fund	$6 million
Hennessy Large Cap Financial Fund	$5 million
Hennessy Energy Transition Fund	$2 million
The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended December 31, 2021

Fund Name	Amount
Hennessy Focus Fund	$(46) million
Hennessy Gas Utility Fund	$(26) million
Hennessy Cornerstone Mid Cap 30 Fund	$(13) million
Redemptions as a percentage of assets under management decreased from an average of 3.5% per month during the three months ended December 31, 2020, to an average of 2.0% per month during the three months ended December 31, 2021.
Operating Expenses
Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, total operating expenses increased by 6.8%, from $5.4 million to $5.7 million. The increase in operating expenses was due to increases in all expense categories other than depreciation, which decreased slightly. As a percentage of total revenue, total operating expenses decreased 1.8 percentage points to 67.3%. Although the dollar value increased, operating expenses decreased as a percentage of total revenue because some of our operating expenses are fixed costs that do not increase with increasing revenue.
Compensation and Benefits Expense
: Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, compensation and benefits expense increased by 7.5%, from $2.1 million to $2.3 million. As a percentage of total revenue, compensation and benefits expense decreased 0.5 percentage points to 26.5%. The dollar value increase in compensation and benefits expense was due to an increase in incentive-based
compensation in the current period.
General and Administrative Expense
: Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, general and administrative expense increased by 7.0%, from $1.3 million to $1.4 million. As a percentage of total revenue, general and administrative expense decreased 0.4 percentage points to 16.4%. The dollar value increase in general and administrative expense was due to the return to in-person
events related to media, public relations, and other company functions.

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
Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, mutual fund distribution expense increased by 28.1%, from $0.12 million to $0.16 million. As a percentage of total revenue, mutual fund distribution expense increased 0.2 percentage points to 1.8%.
Mutual fund distribution expenses are impacted by many factors, including the following:

•	average daily net assets held by financial institutions;

•	the split of average daily net assets held by financial institutions in Institutional Class shares of the Hennessy Funds versus Investor Class shares of the Hennessy Funds; and

•	fee minimums at various financial institutions.
Sub-Advisory
Fees Expense
: Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, sub-advisory
fees expense increased by 5.2%, from $1.8 million to $1.9 million. Although the dollar value increased, sub-advisory
fees expense as a percentage of total revenue decreased 0.9 percentage points to 22.0% because the growth in average daily net assets held by the Hennessy Funds that we internally manage was larger than the growth in average daily net assets of the sub-advised
Hennessy Funds, thus increasing our revenue relative to
sub-advisory
fees expense paid to
sub-advisors.
Depreciation Expense
: Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, depreciation expense decreased by 14.5%, from $0.06 million to $0.05 million. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.6%. The decrease in depreciation expense was due to previously purchased assets being fully depreciated, partially offset by new fixed asset purchases.
Interest Expense
Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, interest expense increased by 100.0% from $0 to $0.5 million. The increase in interest expense was due to our issuance of $40.25 million in 2026 Notes on October 20, 2021, for which we made our first interest payment on December 31, 2021.

Income Tax Expense
Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, income tax expense decreased by 42.2%, from $0.6 million to $0.4 million. The decrease in income tax expense was due primarily to the recognition of a portion of the uncertain tax position related to a California tax refund. During the period ended December 31, 2021, management determined that the position is certain as the apportionment method has been audited, the tax refund has been received, and there have been no further inquiries received from the state tax jurisdiction.
Net Income
Comparing the three months ended December 31, 2020, to the three months ended December 31, 2021, net income increased by 7.9%, from $1.8 million to $1.9 million. The increase in net income was due to the decrease in income tax expense described above.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on
Form 10-K
for the fiscal year ended September 30, 2021.
Liquidity and Capital Resources
We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2021, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by seeking to increase our borrowing capacity or accessing the capital markets, or by pursuing both of these options. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of December 31, 2021, was $4.1 billion, an increase of $0.2 billion, or 6.3%, compared to December 31, 2020. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended December 31, 2021, was $4.1 billion, an increase of $0.3 billion, or 8.3%, compared to the three months ended December 31, 2020. As of December 31, 2021, we had cash and cash equivalents of $54.5 million.
The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Three Months Ended December 31,

	2021	2020

	(In thousands)
Net cash provided by operating activities	$1,159	$1,051
Net cash used in investing activities	(57)	(66)
Net cash provided by (used in) financing activities	37,564	(986)

Net increase (decrease) in cash and cash equivalents	$38,666	$(1)

The increase in cash provided by operating activities of $0.1 million was due to increased net income.
The decrease in cash used in investing activities of $0.01 million was due to decreased purchases of property and equipment in the current period.
The increase in cash from financing activities of $38.6 million was due to the issuance of the 2026 Notes on October 20, 2021.

Item 4.	Controls and Procedures
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
of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased shares underlying vested restricted stock units (“RSUs”) from an employee to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchase is presented in the following table for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31, 2021	—	—	—	596,368
November 1-30, 2021	—	—	—	596,368
December 1-31, 2021 (2)	3,458	$10.60	—	596,368

Total	3,458	$10.60	—	596,368

(1)
We are authorized to purchase a maximum of 1,500,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. We did not repurchase any shares pursuant to the stock buyback program during the three months ended December 31, 2021.

(2)	The shares repurchased in December 2021 were not completed pursuant to a plan or program and are therefore not subject to a maximum per plan or program.

Item 6.	Exhibits
Set forth below is a list of all exhibits to this Quarterly Report on
Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form
10-Q
of Hennessy Advisors, Inc. for the quarter ended December 31, 2021, filed on February 10, 2022, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 10, 2022	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen President