Form 10-Q
period 2022-03-31
HENNESSY ADVISORS INC
filed 2022-05-11
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
of the Exchange Act).     Yes  ☐    No  ☒
As of May 9, 2022, there were 7,480,180 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION
Item 1: Unaudited Condensed Financial Statements
Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2022	September 30, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$55,835	$15,836
Investments in marketable securities, at fair value	10	10
Investment fee income receivable	2,603	2,795
Prepaid expenses	636	788
Other accounts receivable	299	277

Total current assets	59,383	19,706

Property and equipment, net of accumulated depreciation of $1,953 and $1,850, respectively	309	311
Operating lease right-of-use asset	830	1,010
Management contracts	80,643	80,643
Other assets	152	235

Total assets	$141,317	$101,905

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$2,473	$4,151
Operating lease liability	363	359
Income taxes payable	425	1,050

Total current liabilities	3,261	5,560

Notes payable, net of issuance costs	38,728	—
Long-term operating lease liability	463	646
Net deferred income tax liability	13,471	12,437

Total liabilities	55,923	18,643

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,480,064 shares issued and outstanding as of March 31, 2022, and 7,469,584 as of September 30, 2021	20,642	19,964
Retained earnings	64,752	63,298

Total stockholders’ equity	85,394	83,262

Total liabilities and stockholders’ equity	$141,317	$101,905

See Notes to Unaudited Condensed Financial Statements

Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Revenue
Investment advisory fees	$7,186	$7,347	$15,124	$14,555
Shareholder service fees	559	587	1,155	1,168

Total revenue	7,745	7,934	16,279	15,723

Operating expenses
Compensation and benefits	2,111	2,252	4,373	4,356
General and administrative	1,163	1,132	2,563	2,440
Mutual fund distribution	178	120	333	241
Sub-advisory fees	1,570	1,804	3,447	3,589
Depreciation	50	63	103	125

Total operating expenses	5,072	5,371	10,819	10,751

Net operating income	2,673	2,563	5,460	4,972
Interest expense	490	—	998	—
Other income	(1)	—	(3)	(1)

Income before income tax expense	2,184	2,563	4,465	4,973
Income tax expense	582	677	950	1,314

Net income	$1,602	$1,886	$3,515	$3,659

Earnings per share
Basic	$0.21	$0.26	$0.47	$0.50

Diluted	$0.21	$0.26	$0.46	$0.50

Weighted average shares outstanding
Basic	7,478,707	7,360,928	7,475,660	7,359,389

Diluted	7,548,335	7,382,854	7,535,154	7,372,708

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Six Months Ended March 31, 2022
	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262
Net income	—	—	1,913	1,913
Dividends paid			(1,027)	(1,027)
Employee restricted stock vested	10,000	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(3,458)	(31)	(6)	(37)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	193	2	—	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,729	19	—	19
Stock-based compensation	—	388	—	388
Employee restricted stock forfeiture	—	(3)		(3)

Balance at December 31, 2021	7,478,048	$20,339	$64,178	$84,517

Net income	—	—	1,602	1,602
Dividends paid	—	—	(1,028)	(1,028)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	64	1	—	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,952	19	—	19
Stock-based compensation	—	295	—	295
Employee restricted stock forfeiture	—	(12)	—	(12)

Balance at March 31, 2022	7,480,064	$20,642	$64,752	$85,394

	Six Months Ended March 31, 2021
	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	1,773	1,773
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	652	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Stock-based compensation	—	352	—	352

Balance at December 31, 2020	7,359,639	$19,082	$60,235	$79,317

Net income	—	—	1,886	1,886
Dividends declared	—	—	(1,012)	(1,012)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	306	3	—	3
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	838	7	—	7
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,298	19	—	19
Stock-based compensation	—	351	—	351

Balance at March 31, 2021	7,363,081	$19,462	$61,109	$80,571

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net income	$3,515	$3,659
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	103	125
Unrealized gain on marketable securities	—	(1)
Change in right-of-use asset and operating lease liability	1	(35)
Amortization of note issuance costs	120	—
Deferred income taxes	1,034	627
Deferred offering costs	—	(7)
Employee restricted stock forfeiture	(15)	—
Stock-based compensation	683	703
Change in operating assets and liabilities
Investment fee income receivable	192	(369)
Prepaid expenses	152	103
Other accounts receivable	(22)	92
Other assets	83	(1)
Accrued liabilities and accounts payable	(1,678)	(1,171)
Income taxes payable	(625)	(102)

Net cash provided by operating activities	3,543	3,623

Cash flows from investing activities
Purchases of property and equipment	(100)	(133)

Net cash used in investing activities	(100)	(133)

Cash flows from financing activities
Proceeds from issuance of notes, net of underwriting discount	39,042	—
Payment of issuance costs on notes	(435)	—
Repurchase of vested employee restricted stock for tax withholding	(37)	—
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	—	9
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	3	7
Dividend payments	(2,017)	(1,985)

Net cash provided by (used in) financing activities	36,556	(1,969)

Net increase in cash and cash equivalents	39,999	1,521
Cash and cash equivalents at the beginning of the period	15,836	9,955

Cash and cash equivalents at the end of the period	$55,835	$11,476

Supplemental disclosures of cash flow information
Cash paid for income taxes	$541	$790
Cash paid for interest	$878	$—
Dividend reinvestment issued in shares	$38	$38
See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation
The accompanying condensed balance sheet as of September 30, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form
10-Q.
In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2022, the Company’s operating results for the three and six months ended March 31, 2022 and 2021, and the Company’s cash flows for the three and six months ended March 31, 2022 and 2021. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2021, which are included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended September 30, 2021.
The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.
The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end
mutual funds branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Energy Transition Fund, the Hennessy Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund. The Company also provides shareholder services to investors in the Hennessy Funds.
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
The Company waived a portion of its fees with respect to the Hennessy Energy Transition Fund through the expiration of the fund’s expense limitation agreement on October 25, 2020. The Company continues to waive a portion of its fees with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward
basis.
The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)	Management Contracts Purchased
Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2021, by applying the income approach and is based on management estimates and assumptions, including third-party
valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of March 31, 2022, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.
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
The Company has entered into
sub-advisory
agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund. Prior to January 31, 2022, the Company also had a sub-advisory
agreement for the Hennessy Energy Transition Fund and the Hennessy Midstream Fund. Under each of these sub-advisory
agreements, the
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
Effective January 31, 2022, the Company and BP Capital Fund Services, LLC mutually agreed to terminate the sub-advisory
agreement for the Hennessy Energy Transition Fund and the Hennessy Midstream Fund. Those funds are now managed internally by the Company.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$52,100	$—	$—	$52,100
Mutual fund investments	10	—	—	10

Total	$52,110	$—	$—	$52,110

Amounts included in:
Cash and cash equivalents	$52,100	$—	$—	$52,100
Investments in marketable securities	10	—	—	10

Total	$52,110	$—	$—	$52,110

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$11,554	$—	$—	$11,554
Mutual fund investments	10	—	—	10
Total	$11,564	$—	$—	$11,564

Amounts included in:
Cash and cash equivalents	$11,554	$—	$—	$11,554
Investments in marketable securities	10	—	—	10
Total	$11,564	$—	$—	$11,564

There were no transfers between levels during the six months ended March 31, 2022, or the year ended September 30, 2021.
The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.
The fair value of the 2026 Notes (see Note 7) was approximately $40.6 million as of March 31, 2022, based on the last trading price of the notes on that date (Level 1).

(5)	Leases
The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use
assets and current and
long-term
operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which created a long-term
operating lease as of such date. Upon renewal of the lease, the Company recorded a right-of-use
asset of $1.1 million on its balance sheet
. The renewed lease expires on July 31, 2024. There were no other long-term
operating leases as of March 31, 2022, and September 30, 2021.
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
right-of-use
assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

March 31, 2022
(In thousands, except years and percentages)
Operating lease right-of-use assets	$830
Current operating lease liability	$363
Long-term operating lease liability	$463
Weighted average remaining lease term	2.3
Weighted average discount rate	0.90%

For the six months ended March 31, 2022, total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.2 million.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

March 31, 2022
(In thousands)

Remainder of fiscal year 2022	$182
Fiscal year 2023	374
Fiscal year 2024	286

Total undiscounted cash flows	842

Present value discount	(16)

Total operating lease liabilities	$826

(6)	Accrued Liabilities and Accounts Payable
Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	March 31, 2022	September 30, 2021

	(In thousands)

Accrued bonus liabilities	$1,324	$2,738
Accrued sub-advisor fees	494	628
Other accrued expenses	655	785

Total accrued liabilities and accounts payable	$2,473	$4,151

(7)	Debt Outstanding
On October 20, 2021, the Company completed a public offering of 4.875% notes due 2026 in the aggregate principal amount of $40,250,000 (the “2026 Notes”), which included the full exercise of the underwriters’ overallotment option. The initial net proceeds received were approximately $38,607,000 after considering the impact of issuance costs and underwriter discounts. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes mature on December 31, 2026.
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
The Company’s effective income tax rates for the six months ended March 31, 2022 and 2021, were 21.3% and 26.4%, respectively. For the six months ended March 31, 2022, the effective income tax rate was lower than the federal statutory rate due to the recognition of a tax benefit related to a California tax refund of $0.2 million.

The Company is subject
to
income tax in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2022, the Company has identified 22 state tax jurisdictions in which it is subject to income tax.

(9)	Commitments and Contingencies
Other than the operating leases discussed in Note 5, the Company has no commitments and no significant contingencies with original terms in excess of one year.

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
compensation expense on a
straight-line
basis over the four-year vesting term of each award.
A summary of RSU activity is as follows:

	Six Months Ended March 31, 2022

	Shares	Weighted Average Grant Date Fair Value per Share

Non-vested balance at beginning of period	323,810	$8.87
Granted	—	—
Vested (1)	(72,392)	(9.43)
Forfeited	(7,917)	(8.76)

Non-vested balance at end of period	243,501	$8.70

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

March 31, 2022
(In thousands, except years)

Total expected compensation expense related to RSUs	$17,117
Recognized compensation expense related to RSUs	(14,998)

Unrecognized compensation expense related to RSUs	$2,119

Weighted average remaining years to expense for RSUs	2.6

Dividend Reinvestment and Stock Purchase Plan
In January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plans, the Company issued 3,938 and 6,259 shares of common stock during the six months ended March 31, 2022 and 2021, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,456,519 shares remained available for issuance as of March 31, 2022.
Stock Buyback Program
In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2022.

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
For the three months ended March 31, 2022, all common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation. For the six months ended March 31, 2022, the Company excluded 357 common stock equivalents from the diluted earnings per share calculations because they were not dilutive. For the three and six months ended March 31, 2021, the Company excluded 74,352 and 227,410 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In all cases, the excluded common stock equivalents consisted of non-vested
RSUs.
The Company paid a quarterly cash dividend of $0.1375 per share on March 4, 2022, to shareholders of record as of February 22, 2022.

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
The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material events occurred during this period that require recognition or disclosure, other than disclosed below.
On April 20, 2022, the Company entered into a
month-to-month
operating lease for office space in Dallas, Texas. The term of the lease commences June 1, 2022.

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
Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and business conditions, interest rate movements, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality
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

Overview
Our primary business activity is providing investment advisory services to a family of open-end
mutual funds branded as the Hennessy Funds. We manage 12 of the 16 Hennessy Funds internally. For the remaining four funds, we have delegated the day-to-day
portfolio management responsibilities to
sub-advisors,
subject to our oversight. We oversee the selection and continued employment of each sub-advisor,
review each fund’s investment performance, and monitor each
sub-advisor’s
adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors
and make onsite visits to
sub-advisors,
as feasible. Our secondary business activity is providing shareholder services to investors in the Hennessy Funds.
Prior to January 31, 2022, the
day-to-day
management of two Hennessy Funds, the Hennessy Energy Transition Fund and the Hennessy Midstream Fund, was performed by a sub-advisor,
BP Capital Fund Services, LLC. Effective as of that date, we mutually agreed with BP Capital Fund Services, LLC to terminate the sub-advisory
agreement for those funds.
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
The Dow Jones Industrial Average (the “Dow”) posted total returns of
-4.10%
and 3.44% for the three and six months ended March 31, 2022, respectively. Equities rallied into the beginning of the 2022 calendar year with the Dow and the S&P 500 Index hitting all time record closing highs in the first two trading days of 2022, only to drop precipitously through the first part of March and recover somewhat by the end of the quarter. While the Russian invasion of Ukraine exacerbated the downturn, concerns about inflation and rising interest rates weighed heavily on market sentiment. With the Federal Reserve moving interest rates higher for the first time since 2018, we expect interest rates and inflation and their effects on the U.S. economy to be the primary drivers of a volatile market. However, we believe that much of the market is trading at reasonable valuations for long-term investors like ourselves, and we remain encouraged by the strength of the economy and the low unemployment rate. The U.S. unemployment rate, after having peaked at 14.7% in April 2020, is at a mere 3.6% as of March 2022. The U.S. has experienced unemployment rates lower than this only three times in the past 50 years.

Long-term U.S. bond yields increased dramatically during the three months ended March 31, 2022, while the Federal Reserve increased its benchmark federal funds rate by a quarter percentage point on March 16, 2022. Additionally, the Federal Reserve has communicated its intent to implement multiple rate hikes and a dramatic reduction of its balance sheet over the next few years in an effort to stave off inflation. We believe the success of these moves will depend on how quickly inflation can be reduced while not overly slowing down economic growth in the U.S.
The Japanese equity market, as measured by the Tokyo Stock Price Index (the “TOPIX”), posted total returns of
-6.24%
and
-10.69%
(in U.S. dollar terms) for the three and six months ended March 31, 2022, respectively. Much of the decline can be attributed to worries about the impact of aggressive policy tightening by the U.S. Federal Reserve, the global economic effects of the conflict in Ukraine, and lockdowns in China. However, on a relative basis, equity valuations in Japan appear attractive, with the TOPIX trading at close to 12x 2022 estimated earnings.
In the
one-year
period ended March 31, 2022, 12 of the 16 Hennessy Funds (Investor Class shares) generated positive returns. Over the long term, all of the Hennessy Funds posted positive annualized returns in each of the three-year, five-year, ten-year
(where available), and since inception periods ended March 31, 2022, with the sole exception of the Hennessy Midstream Fund, which posted slightly negative annual returns of
-1.38%
and
-0.81%
in the five-year and since inception periods, respectively.
As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold
philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing market insights, sector highlights, and other resources to help them manage their mutual fund investments with confidence. We operate a robust and leading-edge
marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology both to help retain assets and drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.
We provide service to over 150,000 mutual fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 12,600 financial advisors who utilize the Hennessy Funds on behalf of their clients, including over 180 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and nearly 500 advisors hold a position of over $500,000. The number of accounts nationwide and number of financial advisors utilizing the Hennessy Funds have been declining in recent years, but the number of advisors who own two or more Hennessy Funds or hold a position of over $500,000 has remained relatively steady. We believe this demonstrates brand loyalty among our top tier of advisors.

Total assets under management as of March 31, 2022, was $3.8 billion, a decrease of $0.2 billion, or 5.5%, compared to March 31, 2021. The decrease was attributable to net outflows, but was moderately offset by market appreciation.
The following table illustrates the
quarter-by-quarter
changes in our assets under management since March 31, 2021:

	Fiscal Quarter Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(In thousands)
Beginning assets under management	$4,072,849	$4,065,922	$4,117,560	$4,023,364	$3,832,551
Acquisition inflows	—	—	—	—	—
Organic inflows	209,842	147,461	94,871	301,731	208,253
Redemptions	(346,572)	(240,160)	(222,467)	(351,897)	(369,846)
Market appreciation (depreciation)	(132,091)	99,626	75,958	144,362	352,406

Ending assets under management	$3,804,028	$4,072,849	$4,065,922	$4,117,560	$4,023,364

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management by share class for each quarter since March 31, 2021:

	Fiscal Quarter Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

	(In thousands)
Investor Class	$2,265,309	$2,365,152	$2,385,204	$2,505,402	$2,378,675
Institutional Class	1,564,037	1,734,121	1,717,046	1,646,013	1,539,714

Total	$3,829,346	$4,099,273	$4,102,250	$4,151,415	$3,918,389

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of March 31, 2022, this asset had a net balance of $80.6 million, unchanged since September 30, 2021.
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

Results of Operations
The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2022		2021
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,186	92.8%	$7,347	92.6%
Shareholder service fees	559	7.2	587	7.4

Total revenue	7,745	100.0	7,934	100.0

Operating expenses
Compensation and benefits	2,111	27.3	2,252	28.4
General and administrative	1,163	15.0	1,132	14.3
Mutual fund distribution	178	2.3	120	1.5
Sub-advisory fees	1,570	20.3	1,804	22.7
Depreciation	50	0.6	63	0.8

Total operating expenses	5,072	65.5	5,371	67.7

Net operating income	2,673	34.5	2,563	32.3
Interest expense	490	6.3	—	—
Other income	(1)	(0.0)	—	—

Income before income tax expense	2,184	28.2	2,563	32.3
Income tax expense	582	7.5	677	8.5

Net income	$1,602	20.7%	$1,886	23.8%

	Six Months Ended March 31,
	2022		2021
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$15,124	92.9%	$14,555	92.6%
Shareholder service fees	1,155	7.1	1,168	7.4

Total revenue	16,279	100.0	15,723	100.0

Operating expenses
Compensation and benefits	4,373	26.9	4,356	27.7
General and administrative	2,563	15.7	2,440	15.5
Mutual fund distribution	333	2.0	241	1.5
Sub-advisory fees	3,447	21.2	3,589	22.8
Depreciation	103	0.7	125	0.9

Total operating expenses	10,819	66.5	10,751	68.4

Net operating income	5,460	33.5	4,972	31.6
Interest expense	998	6.1	—	—
Other income	(3)	(0.0)	(1)	(0.0)

Income before income tax expense	4,465	27.4	4,973	31.6
Income tax expense	950	5.8	1,314	8.3

Net income	$3,515	21.6%	$3,659	23.3%

Revenue – Investment Advisory Fees and Shareholder Service Fees
Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, total revenue decreased by 2.4%, from $7.9 million to $7.7 million, investment advisory fees decreased by 2.2%, from $7.3 million to $7.2 million, and shareholder service fees decreased by 4.8% from $0.59 million to $0.56 million.
In the three-month period, the decrease in investment advisory fees was due to decreased average daily net assets of the Hennessy Funds, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, total revenue increased by 3.5%, from $15.7 million to $16.3 million, investment advisory fees increased by 3.9%, from $14.6 million to $15.1 million, and shareholder service fees decreased by 1.1% to $1.2 million.
In the
six-month
period, the increase in investment advisory fees was due to increased average daily net assets held in Institutional Class shares of the Hennessy Funds. The decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds, which are subject to a shareholder service fee.
We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2022, was $3.8 billion, which represents a decrease of $0.09 billion, or 2.3%, compared to the three months ended March 31, 2021, and average daily net assets for the six months ended March 31, 2022, was $4.0 billion, which represents an increase of $0.1 billion, or 3.0%, compared to the six months ended March 31, 2021. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2022, was the Hennessy Focus Fund, with $1.0 billion and $1.1 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate of 0.29% to the fund’s
sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2022, was the Hennessy Japan Fund, with $0.7 billion and $0.8 billion, respectively. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate in the range of 0.35% to 0.42% (depending on asset level) to the fund’s sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations.
Total assets under management as of March 31, 2022, was $3.8 billion, a decrease of $0.2 billion, or 5.5%, compared to March 31, 2021. The decrease was attributable to net outflows, but was moderately offset by market appreciation.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended March 31, 2022		Six Months Ended March 31, 2022
Fund Name	Amount	Fund Name	Amount
Hennessy Cornerstone Value Fund	$17 million	Hennessy Cornerstone Value Fund	$13 million
Hennessy Gas Utility Fund	$10 million	Hennessy Midstream Fund	$3 million
Hennessy Midstream Fund	$3 million	Hennessy Energy Transition Fund	$3 million
The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended March 31, 2022		Six Months Ended March 31, 2022
Fund Name	Amount	Fund Name	Amount
Hennessy Japan Fund	$(82) million	Hennessy Focus Fund	$(113) million
Hennessy Focus Fund	$(67) million	Hennessy Japan Fund	$(85) million
Hennessy Japan Small Cap Fund	$(5) million	Hennessy Gas Utility Fund	$(16) million
Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the three months ended March 31, 2021, to an average of 3.0% per month during the three months ended March 31, 2022. Redemptions as a percentage of assets under management decreased from an average of 3.4% per month during the six months ended March 31, 2021, to an average of 2.5% per month during the six months ended March 31, 2022.
Operating Expenses
Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, total operating expenses decreased by 5.6%, from $5.4 million to $5.1 million. The decrease in operating expenses was due to decreases in all expense categories other than general and administrative expense and mutual fund distribution expense, which moderately increased. As a percentage of total revenue, total operating expenses decreased 2.2 percentage points to 65.5%.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, total operating expenses remained flat at $10.8 million. Decreases in sub-advisory
fees and depreciation expense offset slight increases in other expense categories. As a percentage of total revenue, total operating expenses decreased 1.9 percentage points to 66.5%.
Compensation and Benefits Expense
: Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, compensation and benefits expense decreased by 6.3%, from $2.3 million to $2.1 million. As a percentage of total revenue, compensation and benefits expense decreased 1.1 percentage points to 27.3%. The decrease in compensation and benefits expense was due primarily to a decrease in salaries due to lower head count and a decrease in stock-based compensation due to lower grant values for stocks vesting in the current period.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, compensation and benefits expense remained flat at $4.4 million. As a percentage of total revenue, compensation and benefits expense decreased 0.8 percentage points to 26.9%. Compensation and benefits expense remained flat for the six-month
period despite an increase in total revenue for the same reasons that it decreased in the three-month
period.

General and Administrative Expense
: Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, general and administrative expense increased by 2.7% from $1.1 million to $1.2 million. As a percentage of total revenue, general and administrative expense increased 0.7 percentage points to 15.0%.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, general and administrative expense increased by 5.0% from $2.4 million to $2.6 million. As a percentage of total revenue, general and administrative expense increased 0.2 percentage points to 15.7%.
In both the three and six month periods ended March 31, 2022, the increase in general and administrative expense was primarily due to an increase in conference and other industry event attendance, as well as increased employee business travel expense (though still below pre-pandemic
levels).
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
Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, mutual fund distribution expense increased by 48.3%, from $0.12 million to $0.18 million. As a percentage of total revenue, mutual fund distribution expense increased 0.8 percentage points to 2.3%.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, mutual fund distribution expense increased by 38.2% from $0.24 million to $0.33 million. As a percentage of total revenue, mutual fund distribution expense increased 0.5 percentage points to 2.0%.
Mutual fund distribution expenses are affected by many factors, including the following:

•	average daily net assets held by financial institutions;

•	the split of average daily net assets held by financial institutions in Institutional Class shares of the Hennessy Funds versus Investor Class shares of the Hennessy Funds; and

•	fee minimums at various financial institutions.

In both the three and six month periods ended March 31, 2022, the increase in mutual fund distribution expenses was primarily due to recently expanding a relationship with a financial institution for which we pay a portion of platform fees.
Sub-Advisory
Fees Expense
: Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, sub-advisory
fees expense decreased by 13.0%, from $1.8 million to $1.6 million. As a percentage of total revenue, sub-advisory
fees expense decreased 2.4 percentage points to 20.3%.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, sub-advisory
fees expense decreased by 4.0%, from $3.6 million to $3.4 million. As a percentage of total revenue, sub-advisory
fees expense decreased 1.6 percentage points to 21.2%.
In both the three and six month periods ended March 31, 2022, the decrease in sub-advisory
fees expense was due to decreased average daily net assets held in the sub-advised
Hennessy Funds, with a slight additional decrease as a result of the Company no longer paying sub-advisory
fees with respect to the Hennessy Energy Transition Fund and the Hennessy Midstream Fund after January 31, 2022.
Depreciation Expense
: Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, depreciation expense decreased by 20.6%, from $0.06 million to $0.05 million. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.6%.
Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, depreciation expense decreased by 17.6%, from $0.13 million to $0.10 million. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.7%.
In both the three and six month periods ended March 31, 2022, the decrease in depreciation expense resulted from fewer fixed asset purchases.
Interest Expense
Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, interest expense increased from $0 to $0.5 million. Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, interest expense increased from $0 to $1.0 million.
In both the three and six month periods ended March 31, 2022, the increase in interest expense was due to our issuance of the 2026 Notes on October 20, 2021, for which we make interest payments quarterly, with the first interest payment made on December 31, 2021.
Income Tax Expense
Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, income tax expense decreased by 14.0%, from $0.7 million to $0.6 million. Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, income tax expense decreased by 27.7%, from $1.3 million to $1.0 million.

In both the three and six month periods ended March 31, 2022, the decrease in income tax expense was due primarily to lower net operating income in the current period and secondarily to a lower effective income tax rate as previously discussed in the notes to the financial statements.
Net Income
Comparing the three months ended March 31, 2021, to the three months ended March 31, 2022, net income decreased by 15.1%, from $1.9 million to $1.6 million. Comparing the six months ended March 31, 2021, to the six months ended March 31, 2022, net income decreased by 3.9%, from $3.7 million to $3.5 million.
In both the three and six month periods ended March 31, 2022, the decrease in net income was primarily due to the interest expense related to our bond debt in the current period.
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
Liquidity and Capital Resources
We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2022, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by seeking to increase our borrowing capacity or accessing the capital markets, or by pursuing both of these options. There can be no assurance that we will be able to raise additional capital.
Our total assets under management as of March 31, 2022, was $3.8 billion, a decrease of $0.2 billion, or 5.5%, compared to March 31, 2021. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2022, was $4.0 billion, an increase of $0.1 billion, or 3.0%, compared to the six months ended March 31, 2021. As of March 31, 2022, we had cash and cash equivalents of $55.8 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Six Months Ended March 31,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$3,543	$3,623
Net cash used in investing activities	(100)	(133)
Net cash provided by (used in) financing activities	36,556	(1,969)

Net increase in cash and cash equivalents	$39,999	$1,521

The decrease in cash provided by operating activities of $0.08 million was primarily due to decreased operating income.
The decrease in cash used in investing activities of $0.03 million was due to decreased purchases of property and equipment in the current period.
The increase in cash provided by financing activities of $38.5 million was due to the issuance of the 2026 Notes on October 20, 2021.

Item 4.	Controls and Procedures
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
of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form
10-K
for the year ended September 30, 2021, except for the addition of the risk factor set forth below.
Global or regional catastrophic events may adversely impact our business and financial performance.
Our business could be adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as the
COVID-19
pandemic), changes in trade policies, military conflicts, and disruptions in the financial markets. The occurrence of such events can adversely affect the global economy or specific markets, which could have an adverse impact on our business, financial condition, or results of operations.

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
10-Q
of Hennessy Advisors, Inc. for the quarter ended March 31, 2022, filed on May 11, 2022, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 11, 2022	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President