Form 10-Q
period 2022-06-30
HENNESSY ADVISORS INC
filed 2022-08-03
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2022, there were 7,482,188 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION
Item 1: Unaudited Condensed Financial Statements
Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2022	2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$57,480	$15,836
Investments in marketable securities, at fair value	10	10
Investment fee income receivable	2,168	2,795
Prepaid expenses	536	788
Other accounts receivable	283	277

Total current assets	60,477	19,706

Property and equipment, net of accumulated depreciation of $2,005 and $1,850, respectively	312	311
Operating lease right-of-use asset	740	1,010
Management contracts	80,643	80,643
Other assets	200	235

Total assets	$142,372	$101,905

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$2,743	$4,151
Operating lease liability	365	359
Income taxes payable	424	1,050

Total current liabilities	3,532	5,560

Notes payable, net of issuance costs	38,799	—
Long-term operating lease liability	372	646
Net deferred income tax liability	13,690	12,437

Total liabilities	56,393	18,643

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,482,128 shares issued and outstanding as of June 30, 2022, and 7,469,584 as of September 30, 2021	20,954	19,964
Retained earnings	65,025	63,298

Total stockholders’ equity	85,979	83,262

Total liabilities and stockholders’ equity	$142,372	$101,905

See Notes to Unaudited Condensed Financial Statements

Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Revenue
Investment advisory fees	$6,375	$7,903	$21,499	$22,458
Shareholder service fees	534	624	1,689	1,792

Total revenue	6,909	8,527	23,188	24,250

Operating expenses
Compensation and benefits	1,987	2,330	6,360	6,686
General and administrative	1,227	1,124	3,790	3,564
Mutual fund distribution	117	118	450	359
Sub-advisory fees	1,195	1,863	4,642	5,452
Depreciation	52	56	155	181

Total operating expenses	4,578	5,491	15,397	16,242

Net operating income	2,331	3,036	7,791	8,008
Interest expense	562	—	1,560	—
Other income	(17)	(1)	(20)	(2)

Income before income tax expense	1,786	3,037	6,251	8,010
Income tax expense	485	793	1,435	2,107

Net income	$1,301	$2,244	$4,816	$5,903

Earnings per share
Basic	$0.17	$0.30	$0.64	$0.80

Diluted	$0.17	$0.30	$0.63	$0.80

Weighted average shares outstanding
Basic	7,480,796	7,364,716	7,477,372	7,361,165

Diluted	7,577,134	7,431,925	7,548,851	7,387,356

Cash dividends declared per share	$0.14	$0.14	$0.41	$0.41

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Nine Months Ended June 30, 2022
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262
Net income	—	—	1,913	1,913
Dividends paid	—	—	(1,027)	(1,027)
Employee restricted stock vested	10,000	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(3,458)	(31)	(6)	(37)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	193	2	—	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,729	19	—	19
Stock-based compensation	—	388	—	388
Employee restricted stock forfeiture	—	(3)	—	(3)

Balance at December 31, 2021	7,478,048	$20,339	$64,178	$84,517

Net income	—	—	1,602	1,602
Dividends paid	—	—	(1,028)	(1,028)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	64	1	—	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,952	19	—	19
Stock-based compensation	—	295	—	295
Employee restricted stock forfeiture	—	(12)	—	(12)

Balance at March 31, 2022	7,480,064	$20,642	$64,752	$85,394

Net income	—	—	1,301	1,301
Dividends paid	—	—	(1,028)	(1,028)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	—	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,919	20	—	20
Stock-based compensation	—	291	—	291

Balance at June 30, 2022	7,482,128	$20,954	$65,025	$85,979

	Nine Months Ended June 30, 2021
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	1,773	1,773
Dividends declared	—	—	(1,011)	(1,011)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	652	6	—	6
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Stock-based compensation	—	352	—	352

Balance at December 31, 2020	7,359,639	$19,082	$60,235	$79,317

Net income	—	—	1,886	1,886
Dividends declared	—	—	(1,012)	(1,012)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	306	3	—	3
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	838	7	—	7
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,298	19	—	19
Stock-based compensation	—	351	—	351

Balance at March 31, 2021	7,363,081	$19,462	$61,109	$80,571

Net income	—	—	2,244	2,244
Dividends declared	—	—	(1,013)	(1,013)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,424	13	—	13
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,144	20	—	20
Stock-based compensation	—	351	—	351

Balance at June 30, 2021	7,366,649	$19,846	$62,340	$82,186

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$4,816	$5,903
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	155	181
Unrealized gain on marketable securities	—	(1)
Change in right-of-use asset and operating lease liability	2	(60)
Amortization of note issuance costs	192	—
Deferred income taxes	1,253	882
Deferred offering costs	—	(7)
Employee restricted stock forfeiture	(15)	—
Stock-based compensation	974	1,054
Change in operating assets and liabilities
Investment fee income receivable	627	(418)
Prepaid expenses	252	309
Other accounts receivable	(6)	18
Other assets	35	(10)
Accrued liabilities and accounts payable	(1,408)	(435)
Income taxes payable	(626)	(202)

Net cash provided by operating activities	6,251	7,214

Cash flows from investing activities
Purchases of property and equipment	(156)	(182)

Net cash used in investing activities	(156)	(182)

Cash flows from financing activities
Proceeds from issuance of notes, net of underwriting discount	39,042	—
Payment of issuance costs on notes	(435)	—
Repurchase of vested employee restricted stock for tax withholding	(37)	—
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	—	9
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	4	20
Dividend payments	(3,025)	(2,978)

Net cash provided by (used in) financing activities	35,549	(2,949)

Net increase in cash and cash equivalents	41,644	4,083
Cash and cash equivalents at the beginning of the period	15,836	9,955

Cash and cash equivalents at the end of the period	$57,480	$14,038

Supplemental disclosures of cash flow information
Cash paid for income taxes	$810	$1,427
Cash paid for interest	$1,368	$—
Dividend reinvestment issued in shares	$58	$58
See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Financial Statement Presentation
The accompanying condensed balance sheet as of September 30, 2021, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form
10-Q.
In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2022, the Company’s operating results for the three and nine months ended June 30, 2022 and 2021, and the Company’s cash flows for the nine months ended June 30, 2022 and 2021. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2021, which are included in the Company’s Annual Report on
Form 10-K
for the fiscal year ended September 30, 2021.
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
(2) Management Contracts Purchased
Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2021, by applying the income approach and is based on management estimates and assumptions, including third-party
valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of June 30, 2022, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.
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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

		(In thousands)

Money market fund deposits	$54,116	$—	$—	$54,116
Mutual fund investments	10	—	—	10

Total	$54,126	$—	$—	$54,126

Amounts included in:
Cash and cash equivalents	$54,116	$—	$—	$54,116
Investments in marketable securities	10	—	—	10

Total	$54,126	$—	$—	$54,126

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$11,554	$—	$—	$11,554
Mutual fund investments	10	—	—	10
Total	$11,564	$—	$—	$11,564

Amounts included in:
Cash and cash equivalents	$11,554	$—	$—	$11,554
Investments in marketable securities	10	—	—	10
Total	$11,564	$—	$—	$11,564

There were no transfers between levels during the nine months ended June 30, 2022, or the year ended September 30, 2021.
The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.
The fair value of the 2026 Notes (see Note 7) was approximately $39.8 million as of June 30, 2022, based on the last trading price of the notes on that date (Level 1).

(5) Leases
The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use
assets and current and
long-term
operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which created a long-term
operating lease as of such date. Upon renewal of the lease, the Company recorded a right-of-use
asset of $1.1 million on its balance sheet. The renewed lease expires on July 31, 2024. There were no other long-term
operating leases as of June 30, 2022, and September 30, 2021.
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
The Company’s most significant leases are real estate leases of office facilities. The Company leases office space under non-cancelable
operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Dallas, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Only the office lease in Novato, California has been capitalized because the other operating leases have terms of 12 months or less, including leases that are month-to-month
in nature. The classification of the Company’s operating lease right-of-use
assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

June 30, 2022
(In thousands,
except years and
percentages)

Operating lease right-of-use assets	$740
Current operating lease liability	$365
Long-term operating lease liability	$372
Weighted average remaining lease term	2.1
Weighted average discount rate	0.90%
For the nine months ended June 30, 2022, total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.4 million.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

June 30, 2022
(In thousands)
Remainder of fiscal year 2022	$93
Fiscal year 2023	374
Fiscal year 2024	286

Total undiscounted cash flows	753

Present value discount	(16)

Total operating lease liabilities	$737

(6) Accrued Liabilities and Accounts Payable
Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	June 30, 2022	September 30, 2021

	(In thousands)

Accrued bonus liabilities	$1,760	$2,738
Accrued sub-advisor fees	364	628
Other accrued expenses	619	785

Total accrued liabilities and accounts payable	$2,743	$4,151

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

(8) Income Taxes
The Company’s effective income tax rates for the nine months ended June 30, 2022 and 2021, were 23.0% and 26.3%, respectively. For the nine months ended June 30, 2022, the effective income tax rate was lower than the federal statutory rate due to the recognition of a tax benefit related to a California tax refund of $0.2 million.

The

Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions. As of June 30, 2022, the Company has identified 22 state tax jurisdictions in which it is subject to income tax.
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
A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2022
	Shares	Weighted Average Grant Date Fair Value per Share

Non-vested balance at beginning of period	323,810	$8.87
Granted	—	—
Vested (1)	(102,958)	(9.46)
Forfeited	(7,917)	(8.76)

Non-vested balance at end of period	212,935	$8.58

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

June 30, 2022
(In thousands,
except years)

Total expected compensation expense related to RSUs	$17,117
Recognized compensation expense related to RSUs	(15,289)

Unrecognized compensation expense related to RSUs	$1,828

Weighted average remaining years to expense for RSUs	2.5

Dividend Reinvestment and Stock Purchase Plan
In January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plans, the Company issued 6,002 and 9,827 shares of common stock during the nine months ended June 30, 2022 and 2021, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,454,455 shares remained available for issuance as of June 30, 2022.
Stock Buyback Program
In August 2010, the Company adopted a stock buyback program. The program provides that the Company may repurchase up to 1,500,000 shares of its common stock and has no expiration date. Share repurchases may be made in the open market, in privately negotiated transactions, or otherwise. A total of 596,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2022.

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
For the three months ended June 30, 2022 and June 30, 2021, all common stock equivalents were dilutive and therefore included in the diluted earnings per share calculation. For the nine months ended June 30, 2022 and June 30, 2021, the Company exclud ed 241 and 73,852 common
stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In all cases, the excluded common stock equivalents consisted of non-vested RSUs.
The Company paid a quarterly cash dividend of $0.1375 per share on June 2, 2022, to shareholders of record as of May 23, 2022.

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
Our business activities are affected by many factors, including, without limitation, redemptions by mutual fund shareholders, taxes, general economic and business conditions, interest rate movements, inflation, the personal savings rate, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality
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
The Dow Jones Industrial Average (the “Dow”) posted total returns of
-10.78%
and
-7.71%
for the three and nine months ended June 30, 2022, respectively. After setting a record high in early January 2022, equities have declined as the reality of persistent and elevated inflation has prompted the Federal Reserve to raise interest rates. Fears of higher interest rates and the prospect of a slowing economy have given investors pause. Yet, unemployment remains at multi-year lows as a result of both new job creation and fewer people in the workforce. While real gross domestic product (GDP) advanced 5.7% in 2021, consensus estimates for 2022 and 2023, according to Bloomberg, forecast growth of 2.4% and 1.8%, respectively. Estimated growth rates for this year have been revised down several times in recent months prompting some investors to be concerned that the economy may go into recession. As economies across the globe wrestle with high energy prices, the effects on corporate spending and consumer confidence could be meaningful, especially as the Russian and Ukrainian conflict shows no signs of abating. The uncertainty that comes with this conflict and its prospective effects on inflation could likely result in continued interest rate hikes by the Federal Reserve.
Long-term U.S. bond yields increased dramatically during the three months ended June 30, 2022, with the Federal Reserve most recently increasing its benchmark federal funds rate by three quarters of a percentage point in June 2022. This was the largest Federal Reserve rate increase since 1994. The Federal Reserve continues to indicate that it will likely continue raising rates so long as inflation remains above target. Federal Funds futures, according to Bloomberg, are pricing in about seven more rate hikes by the end of 2022.

The Japanese equity market, as measured by the Tokyo Stock Price Index (the “TOPIX”), posted total returns of
-13.92%
and
-23.12%
(in U.S. dollar terms) for the three and nine months ended June 30, 2022, respectively. Despite Japanese stocks trading at roughly 12x 2022 estimated earnings, investors continued to grapple with global inflationary pressures, the prospect of slowing growth, and continued lockdowns throughout parts of China.
In the nine-month period ended June 30, 2022, six of the 16 Hennessy Funds (Investor Class shares) generated positive returns. Over the longer term, all of the Hennessy Funds posted positive annualized returns in each of the three-year, five-year, ten-year
(where available), and
since-inception
periods ended June 30, 2022, with the exception of the Hennessy Midstream Fund, which posted slightly negative annual returns of
-0.41%,
-2.42%
and
-2.08%
in the
three-year,
five-year, and since inception periods, respectively; the Hennessy Japan Fund, with an annualized return of
-4.17%
for the three-year period ended June 30, 2022; and the Hennessy Japan Small Cap Fund, with an annualized return of
-1.93%
for the three-year period ended June 30, 2022.
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
We provide service to over 150,000 mutual fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 12,600 financial advisors who utilize the Hennessy Funds on behalf of their clients, including over 260 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 400 advisors hold a position of over $500,000. These numbers have been declining in recent years, but we will continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among the top tier of advisors.
Total assets under management as of June 30, 2022, was $3.2 billion, a decrease of $0.96 billion, or 23.4%, compared to June 30, 2021. The decrease was attributable to net outflows of the Hennessy Funds and market depreciation.

The following table illustrates the
quarter-by-quarter
changes in our assets under management since June 30, 2021:

	Fiscal Quarter Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
			(In thousands)
Beginning assets under management	$3,804,028	$4,072,849	$4,065,922	$4,117,560	$4,023,364
Acquisition inflows	—	—	—	—	—
Organic inflows	183,662	209,842	147,461	94,871	301,731
Redemptions	(351,556)	(346,572)	(240,160)	(222,467)	(351,897)
Market appreciation (depreciation)	(480,568)	(132,091)	99,626	75,958	144,362

Ending assets under management	$3,155,566	$3,804,028	$4,072,849	$4,065,922	$4,117,560

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management by share class for each quarter since June 30, 2021:

	Fiscal Quarter Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
			(In thousands)
Investor Class	$2,141,224	$2,265,309	$2,365,152	$2,385,204	$2,505,402
Institutional Class	1,297,907	1,564,037	1,734,121	1,717,046	1,646,013

Total	$3,439,131	$3,829,346	$4,099,273	$4,102,250	$4,151,415

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of mutual funds. As of June 30, 2022, this asset had a net balance of $80.6 million, unchanged since September 30, 2021.
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
The 2026 Notes are the principal liability on our balance sheet at $38.8 million, net of issuance costs.

Results of Operations
The following tables set forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2022		2021
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$6,375	92.3%	$7,903	92.7%
Shareholder service fees	534	7.7	624	7.3

Total revenue	6,909	100.0	8,527	100.0

Operating expenses
Compensation and benefits	1,987	28.8	2,330	27.3
General and administrative	1,227	17.7	1,124	13.2
Mutual fund distribution	117	1.7	118	1.4
Sub-advisory fees	1,195	17.3	1,863	21.8
Depreciation	52	0.8	56	0.7

Total operating expenses	4,578	66.3	5,491	64.4

Net operating income	2,331	33.7	3,036	35.6
Interest expense	562	8.1	—	—
Other income	(17)	(0.2)	(1)	(0.0)

Income before income tax expense	1,786	25.8	3,037	35.6
Income tax expense	485	7.0	793	9.3

Net income	$1,301	18.8%	$2,244	26.3%

	Nine Months Ended June 30,
	2022		2021
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$21,499	92.7%	$22,458	92.6%
Shareholder service fees	1,689	7.3	1,792	7.4

Total revenue	23,188	100.0	24,250	100.0

Operating expenses
Compensation and benefits	6,360	27.4	6,686	27.6
General and administrative	3,790	16.4	3,564	14.7
Mutual fund distribution	450	1.9	359	1.5
Sub-advisory fees	4,642	20.0	5,452	22.5
Depreciation	155	0.7	181	0.7

Total operating expenses	15,397	66.4	16,242	67.0

Net operating income	7,791	33.6	8,008	33.0
Interest expense	1,560	6.7	—	—
Other income	(20)	(0.1)	(2)	(0.0)

Income before income tax expense	6,251	27.0	8,010	33.0
Income tax expense	1,435	6.2	2,107	8.7

Net income	$4,816	20.8%	$5,903	24.3%

Revenue – Investment Advisory Fees and Shareholder Service Fees
Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, total revenue decreased by 19.0%, from $8.5 million to $6.9 million, investment advisory fees decreased by 19.3%, from $7.9 million to $6.4 million, and shareholder service fees decreased by 14.4% from $0.62 million to $0.53 million.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, total revenue decreased by 4.4%, from $24.3 million to $23.2 million, investment advisory fees decreased by 4.3%, from $22.5 million to $21.5 million, and shareholder service fees decreased by 5.7% from $1.8 million to $1.7 million.
In both the three and nine month periods ended June 30, 2022, the decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Funds. Assets held in Investor Class shares of the Hennessy Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Funds are not subject to a shareholder service fee.
We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2022, was $3.4 billion, which represents a decrease of $0.7 billion, or 17.2%, compared to the three months ended June 30, 2021, and average daily net assets for the nine months ended June 30, 2022, was $3.8 billion, which represents a decrease of $0.2 billion, or 4.1%, compared to the nine months ended June 30, 2021. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2022, was the Hennessy Focus Fund, with $0.91 billion and $1.1 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate of 0.29% to the fund’s
sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2022, was the Hennessy Gas Utility Fund, with $0.6 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2022, was the Hennessy Japan Fund, with $0.7 billion. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.80% of average daily net assets. However, we pay a sub-advisory
fee at an annual rate in the range of 0.35% to 0.42% (depending on asset level) to the fund’s sub-advisor,
which reduces the net operating profit contribution of the fund to our financial operations.
Total assets under management as of June 30, 2022, was $3.2 billion, a decrease of $0.96 billion, or 23.4%, compared to June 30, 2021. The decrease was attributable to net outflows of the Hennessy Funds and market depreciation.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended June 30, 2022
Fund Name	Amount
Hennessy Cornerstone Growth Fund	$17 million
Hennessy Gas Utility Fund	$13 million
Hennessy Cornerstone Value Fund	$4 million

Nine Months Ended June 30, 2022
Fund Name	Amount
Hennessy Cornerstone Value Fund	$17 million
Hennessy Cornerstone Growth Fund	$7 million
Hennessy Midstream Fund	$3 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended June 30, 2022
Fund Name	Amount
Hennessy Japan Fund	$(113) million
Hennessy Focus Fund	$ (37) million
Hennessy Small Cap Financial Fund	$ (36) million

Nine Months Ended June 30, 2022
Fund Name	Amount
Hennessy Japan Fund	$(198) million
Hennessy Focus Fund	$(150) million
Hennessy Small Cap Financial Fund	$ (34) million

Redemptions as a percentage of assets under management increased from an average of 2.8% per month during the three months ended June 30, 2021, to an average of 3.2% per month during the three months ended June 30, 2022. Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the nine months ended June 30, 2021, to an average of 2.7% per month during the nine months ended June 30, 2022.
Operating Expenses
Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, total operating expenses decreased by 16.6%, from $5.5 million to $4.6 million. The decrease in operating expenses was due to decreases in all expense categories other than general and administrative expense, which moderately increased. Although the dollar value decreased, operating expenses as a percentage of total revenue increased 1.9 percentage points to 66.3% because fixed expenses have become a larger portion of total operating expenses.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, total operating expenses decreased by 5.2%, from $16.2 million to $15.4 million. Decreases in sub-advisory
fees, compensation and benefits, and depreciation expense offset slight increases in other expense categories. As a percentage of total revenue, total operating expenses decreased 0.6 percentage points to 66.4%.
Compensation and Benefits Expense
: Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, compensation and benefits expense decreased by 14.7%, from $2.3 million to $2.0 million. As a percentage of total revenue, compensation and benefits expense increased 1.5 percentage points to 28.8%.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, compensation and benefits expense decreased by 4.9%, from $6.7 million to $6.4 million. As a percentage of total revenue, compensation and benefits expense decreased 0.2 percentage points to 27.4%.
The decrease in dollar value of compensation and benefits expense for both periods was due primarily to a decrease in incentive-based compensation.

General and Administrative Expense
: Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, general and administrative expense increased by 9.2% from $1.1 million to $1.2 million. As a percentage of total revenue, general and administrative expense increased 4.5 percentage points to 17.7%.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, general and administrative expense increased by 6.3% from $3.6 million to $3.8 million. As a percentage of total revenue, general and administrative expense increased 1.7 percentage points to 16.4%.
In both the three and nine month periods ended June 30, 2022, the increase in general and administrative expense was primarily due to an increase in conference and other industry event attendance, as well as increased employee business travel expense (though still below pre-pandemic
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
Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, mutual fund distribution expense remained flat at $0.12 million. As a percentage of total revenue, mutual fund distribution expense increased 0.3 percentage points to 1.7%.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, mutual fund distribution expense increased by 25.3% from $0.4 million to $0.5 million. As a percentage of total revenue, mutual fund distribution expense increased 0.4 percentage points to 1.9%.
Mutual fund distribution expenses are affected by many factors, including the following:

•	average daily net assets held by financial institutions;

•	the split of average daily net assets held by financial institutions in Institutional Class shares of the Hennessy Funds versus Investor Class shares of the Hennessy Funds; and

•	fee minimums at various financial institutions.
In the three-month period ended June 30, 2022, mutual fund distribution expense remained flat despite lower average daily net assets held at financial institutions due to fixed expenses, such as minimum fees. In the nine-month period ended June 30, 2022, the increase in mutual fund distribution expenses was primarily due to recently expanding a relationship with a financial institution for which we pay a portion of the fees.

Sub-Advisory
Fees Expense
: Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, sub-advisory
fees expense decreased by 35.9%, from $1.9 million to $1.2 million. As a percentage of total revenue, sub-advisory
fees expense decreased 4.5 percentage points to 17.3%.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, sub-advisory
fees expense decreased by 14.9%, from $5.5 million to $4.6 million. As a percentage of total revenue, sub-advisory
fees expense decreased 2.5 percentage points to 20.0%.
In both the three and nine month periods ended June 30, 2022, the decrease in sub-advisory
fees expense was due to decreased average daily net assets held in the sub-advised
Hennessy Funds, with a slight additional decrease as a result of the Company no longer paying sub-advisory
fees with respect to the Hennessy Energy Transition Fund and the Hennessy Midstream Fund after January 31, 2022.
Depreciation Expense
: Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, depreciation expense decreased by 7.1%, from $0.06 million to $0.05 million. As a percentage of total revenue, depreciation expense remained at 0.7%.
Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, depreciation expense decreased by 14.4%, from $0.18 million to $0.16 million. As a percentage of total revenue, depreciation expense increased 0.1 percentage points to 0.8%.
In both the three and nine month periods ended June 30, 2022, the decrease in depreciation expense resulted from fewer fixed asset purchases.
Interest Expense
Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, interest expense increased from $0 to $0.6 million. Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, interest expense increased from $0 to $1.6 million.
In both the three and nine month periods ended June 30, 2022, the increase in interest expense was due to our issuance of the 2026 Notes on October 20, 2021, for which we make interest payments quarterly, with the first interest payment made on December 31, 2021.
Income Tax Expense
Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, income tax expense decreased by 38.8%, from $0.8 million to $0.5 million. Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, income tax expense decreased by 31.9%, from $2.1 million to $1.4 million.

In both the three and nine month periods ended June 30, 2022, the decrease in income tax expense was due primarily to lower net operating income in the current period and secondarily to a lower effective income tax rate as previously discussed in the notes to the financial statements.
Net Income
Comparing the three months ended June 30, 2021, to the three months ended June 30, 2022, net income decreased by 42.0%, from $2.2 million to $1.3 million. Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2022, net income decreased by 18.4%, from $5.9 million to $4.8 million.
In the three-month period ended June 30, 2022, the decrease in net income was primarily due to lower net operating income in the current period and secondarily due to the interest expense related to the 2026 Notes in the current period. In the nine-month period ended June 30, 2022, the decrease in net income was primarily due to the interest expense related to the 2026 Notes in the current period.
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
Liquidity and Capital Resources
We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2022, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by seeking to increase our borrowing capacity or accessing the capital markets, or by pursuing both of these options. There can be no assurance that we will be able to raise additional capital.

Our total assets under management as of June 30, 2022, was $3.2 billion, a decrease of $0.96 billion, or 23.4%, compared to June 30, 2021. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2022, was $3.8 billion, a decrease of $0.2 billion, or 4.1%, compared to the nine months ended June 30, 2021. As of June 30, 2022, we had cash and cash equivalents of $57.5 million.
The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Nine Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$6,251	$7,214
Net cash used in investing activities	(156)	(182)
Net cash provided by (used in) financing activities	35,549	(2,949)

Net increase in cash and cash equivalents	$41,644	$4,083

The decrease in cash provided by operating activities of $0.9 million was primarily due to decreased operating income.
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
of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Financial statements from the Quarterly Report on Form
10-Q
of Hennessy Advisors, Inc. for the quarter ended June 30, 2022, filed on August 3, 2022, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 3, 2022	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President