Form 10-K
period 2022-09-30
HENNESSY ADVISORS INC
filed 2022-12-07
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
W
ASHINGTON, D.C. 20549

FORM
10-K

☒	A NNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N
o  ☒
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
(as affiliates are defined in Rule
12b-2
of the Exchange Act) of the registrant, based on the closing price of $10.13 on March 31, 2022, was
$45,182,641.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of December 5, 2022, there were

7,573,706
shares of common stock issued an
d
outstanding.
Auditor’s Name: Marcum LLP
Auditor’s Location: Costa Mesa, CA
Auditors PCAOB ID Number: 688
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

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

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to investors in the Hennessy Funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with each fund’s investment objectives, policies, and restrictions), monitoring each fund’s compliance with its investment objectives and restrictions and federal securities laws, monitoring the liquidity of each fund, reviewing each fund’s investment performance, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ adherence to the fund’s investment objectives, policies, and restrictions, overseeing other service providers, maintaining in-house marketing and distribution departments, preparing and distributing regulatory reports, and overseeing distribution of the funds through third-party financial intermediaries. Shareholder services include maintaining a toll-free number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds or to get help with processing exchange and redemption requests or changing account options. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our total revenue increases or decreases as our average assets under management rises or falls. The percentage amount of the investment advisory fees varies from fund to fund, but the percentage amount of the shareholder service fees is consistent across all funds.

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

Our average assets under management for fiscal year 2022 was $3.6 billion, and our total assets under management as of the end of fiscal year 2022 was $2.9 billion. Our business strategy centers on (i) organic growth through our marketing, sales, and distribution efforts and (ii) growth through strategic purchases of management-related assets.

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

In October, we purchased the assets related to the management of the two funds previously managed by BP Capital Fund Services, LLC and reorganized the assets of such funds into the newly created Hennessy Energy Transition Fund and the Hennessy Midstream Fund. In connection with the transaction, BP Capital Fund Services, LLC became the sub-adviser to both funds. The amount of the purchased assets as of the closing date totaled approximately $200 million.

2019	During the year, we repurchased an aggregate of 560,734 shares of our common stock pursuant to our stock buyback program.

2020	In the first three months of the year, we repurchased an aggregate of 206,109 shares of our common stock pursuant to our stock buyback program.

2021	In October, we transferred listing of our common stock from The Nasdaq Capital Market to The Nasdaq Global Market. Also in October, we completed a public offering of 4.875% notes due 2026 (the “2026 Notes”) in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option.

2022	In August, we signed a definitive agreement with Stance Capital, LLC (“Stance Capital”) and Red Gate Advisers, LLC, among others, to purchase the assets related to the management of the Stance Equity ESG Large Cap Core ETF. Upon completion of the transaction, which is subject to the approval of the shareholders of the Stance Equity ESG Large Cap Core ETF, the assets related to the Stance Equity ESG Large Cap Core ETF will be reorganized to become a series of Hennessy Funds Trust named the Hennessy Stance ESG Large Cap ETF. (See Note 16 in Item 8, “Financial Statements and Supplementary Data.”)

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

We manage 16 mutual funds, each of which is categorized as a Domestic Equity, Multi-Asset, or Sector and Specialty product. Shares of the funds generally are available for purchase only by U.S. residents and, in certain circumstances, U.S. citizens living abroad.

The Hennessy Funds Family

Domestic Equity	Multi-Asset	Sector and Specialty
Hennessy Cornerstone Growth Fund	Hennessy Total Return Fund	Hennessy Energy Transition Fund

Hennessy Focus Fund	Hennessy Equity and Income Fund	Hennessy Midstream Fund

Hennessy Cornerstone Mid Cap 30 Fund	Hennessy Balanced Fund	Hennessy Gas Utility Fund

Hennessy Cornerstone Large Growth Fund		Hennessy Japan Fund

Hennessy Cornerstone Value Fund		Hennessy Japan Small Cap Fund

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

•

Hennessy Focus Fund (Investor Class symbol HFCSX; Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation through a concentrated portfolio of approximately 20 companies that the portfolio managers believe are high-quality businesses with large growth opportunities, excellent management, low tail risk, and discount valuations. This fund’s holdings are conviction-weighted, with the top ten positions comprising approximately 60-80% of the fund’s assets.

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

Multi-Asset Funds

Three of the Hennessy Funds are categorized as Multi-Asset products. Of those three funds, two utilize a quantitative investment strategy and one is actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to funds containing only equity stocks. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Multi-Asset product category:

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

•

Hennessy Equity and Income Fund (Investor Class symbol HEIFX; Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks income and long-term capital appreciation with reduced volatility of returns by investing up to 70% of its assets in common stock, preferred stock, and equity-like instruments and its remaining assets in asset-backed and mortgage-backed securities and debt instruments, including high-yield bonds.

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

Sector and Specialty Funds

Eight of the Hennessy Funds are categorized as Sector and Specialty products. Of those eight funds, one is designed as an index fund and the other seven are actively managed, and each focuses on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

•

Hennessy Energy Transition Fund (Investor Class symbol HNRGX; Institutional Class symbol HNRIX). The Hennessy Energy Transition Fund seeks total return by investing in companies operating in the United States across the full spectrum of the energy supply/demand value chain, including traditional upstream, midstream, and downstream energy companies, as well as renewable energy companies and energy end users. The portfolio managers use a proprietary research and investment process that involves fundamental and quantitative analysis of various macroeconomic and commodity price and other factors to select this fund’s investments and determine the weighting of each investment.

•

Hennessy Midstream Fund (Investor Class symbol HMSFX; Institutional Class symbol HMSIX). The Hennessy Midstream Fund seeks capital appreciation through distribution growth and current income by investing in midstream energy infrastructure companies, including master limited partnerships, that own and operate assets used in the transporting, storing, gathering, processing, distributing, or marketing of natural gas, natural gas liquids, crude oil, refined products, coal, or electricity or that provide energy-related equipment and services. The portfolio managers combine a top-down deductive reasoning approach with a detailed bottom-up analysis of individual companies.

•

Hennessy Gas Utility Fund (Investor Class symbol GASFX; Institutional Class symbol HGASX). The Hennessy Gas Utility Fund seeks income and capital appreciation by investing in companies that are members of the American Gas Association (“AGA”) in approximately the same percentage as the percentage weighting of such company in the AGA Stock Index. The AGA Stock Index is a capitalization-weighted index that consists of all member companies of the AGA whose securities are traded on a U.S. stock exchange. The index is adjusted monthly for the percentage of natural gas assets on each company’s balance sheet.

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

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each Hennessy Fund and its relevant benchmark indices for the one-year, three-year, five-year, and ten-year (or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2022.

Returns are presented net of all expenses borne by fund investors, but not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is not a guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICGX	-8.11%	11.97%	4.71%	9.19%
Investor Class Share - HFCGX	-8.38%	11.64%	4.37%	8.86%
Russell 2000® Index (1)	-23.50%	4.29%	3.55%	8.55%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HFCIX	-24.73%	1.03%	4.73%	9.72%
Investor Class Share - HFCSX	-25.01%	0.66%	4.34%	9.33%
Russell 3000® Index (3)	-17.63%	7.70%	8.62%	11.39%
Russell Midcap® Growth Index (4)	-29.50%	4.26%	7.62%	10.85%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HIMDX	-0.39%	16.40%	7.35%	10.17%
Investor Class Share - HFMDX	-0.73%	15.60%	6.97%	9.80%
Russell Midcap® Index (5)	-19.39%	5.19%	6.48%	10.30%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILGX	-17.68%	5.63%	6.22%	9.50%
Investor Class Share - HFLGX	-17.96%	5.33%	5.90%	9.22%
Russell 1000® Index (6)	-17.22%	7.95%	9.00%	11.60%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICVX	-0.17%	6.31%	5.53%	8.50%
Investor Class Share - HFCVX	-0.40%	6.08%	5.32%	8.28%
Russell 1000® Value Index (7)	-11.36%	4.36%	5.29%	9.17%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HDOGX	-6.09%	-0.49%	2.27%	5.24%
75/25 Blended DJIA/Treasury Index (8)	-9.82%	3.77%	6.12%	8.14%
Dow Jones Industrial Average (9)	-13.40%	4.36%	7.42%	10.45%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HEIIX	-12.86%	2.47%	3.90%	5.93%
Investor Class Share - HEIFX	-13.15%	2.11%	3.52%	5.56%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HBFBX	-5.34%	-0.27%	1.67%	3.41%
50/50 Blended DJIA/Treasury Index (10)	-7.50%	2.74%	4.54%	5.73%
Dow Jones Industrial Average (9)	-13.40%	4.36%	7.42%	10.45%

Hennessy Energy Transition Fund*	One Year	Three Years	Five Years	Since Inception (12/31/13)
Institutional Class Share - HNRIX	30.92%	15.53%	3.24%	1.74%
Investor Class Share - HNRGX	30.50%	15.19%	2.93%	1.48%
S&P 500® Energy Index (11)	45.69%	13.44%	6.09%	1.73%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	9.95%

Hennessy Midstream Fund*	One Year	Three Years	Five Years	Since Inception (12/31/13)
Institutional Class Share - HMSIX**	15.31%	2.57%	-1.00%	-1.25%
Investor Class Share - HMSFX	15.13%	2.33%	-1.23%	-1.49%
Alerian US Midstream Energy Index (12)	18.18%	8.23%	5.62%	2.10%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	9.95%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HGASX**	9.70%	3.09%	4.81%	7.70%
Investor Class Share - GASFX	9.35%	2.77%	4.47%	7.50%
AGA Stock Index (13)	10.60%	3.87%	5.67%	8.69%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJPIX	-40.28%	-6.08%	-0.93%	6.90%
Investor Class Share - HJPNX	-40.50%	-6.45%	-1.33%	6.53%
Russell/Nomura Total MarketTM Index (14)	-28.19%	-2.36%	-0.68%	5.32%
Tokyo Stock Price Index (TOPIX) (15)	-28.41%	-2.49%	-0.82%	5.24%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJSIX**	-27.40%	-2.53%	-0.04%	9.90%
Investor Class Share - HJPSX	-27.70%	-2.94%	-0.46%	9.60%
Russell/Nomura Small CapTM Index (16)	-26.93%	-4.07%	-3.07%	5.32%
Tokyo Stock Price Index (TOPIX) (15)	-28.41%	-2.49%	-0.82%	5.24%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILFX**	-29.71%	2.19%	3.96%	8.81%
Investor Class Share - HLFNX	-29.95%	1.85%	3.61%	8.51%
Russell 1000® Index Financials (17)	-16.76%	7.21%	8.60%	12.55%
Russell 1000® Index (6)	-17.22%	7.95%	9.00%	11.60%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HISFX	-10.84%	11.41%	5.17%	10.32%
Investor Class Share - HSFNX	-11.16%	11.02%	4.79%	9.93%
Russell 2000® Index Financials (18)	-15.23%	2.66%	2.65%	8.71%
Russell 2000® Index (1)	-23.50%	4.29%	3.55%	8.55%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HTCIX**	-30.15%	4.33%	7.89%	9.00%
Investor Class Share - HTECX	-30.30%	4.06%	7.63%	8.70%
NASDAQ Composite Index (19)	-26.25%	10.63%	11.25%	14.24%
S&P 500® Index (2)	-15.47%	8.16%	9.24%	11.70%

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

(1)

The Russell 2000® Index comprises the smallest 2,000 companies in the Russell 3000® Index based on market capitalization and current index membership, representing approximately 7% of the total market capitalization of the Russell 3000® Index.

(2)	The S&P 500® Index is a capitalization-weighted index that is designed to represent the broad domestic economy through changes in the aggregate market value of 500 stocks across all major industries.
(3)	The Russell 3000® Index comprises the 3,000 largest U.S. companies based on market capitalization, representing approximately 96% of the investable U.S. equities market.
(4)

The Russell Midcap® Growth Index comprises those companies in the Russell Midcap® Index with relatively higher price-to-book ratio, higher forecasted growth values, and higher sales per share historical growth.

(5)

The Russell Midcap® Index comprises approximately 800 of the smallest securities in the Russell 1000® Index, representing approximately 27% of the total market capitalization of the Russell 1000® Index.

(6)

The Russell 1000® Index comprises the 1,000 largest companies in the Russell 3000® Index based on market capitalization and current index membership, representing approximately 93% of the total market capitalization of the Russell 3000® Index.

(7)

The Russell 1000® Value Index comprises those companies in the Russell 1000® Index with relatively lower price-to-book ratios, lower forecasted growth value, and lower sales per share historical growth.

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

(11)	The S&P 500® Energy Index comprises those companies included in the S&P 500® that are classified in the Energy sector.
(12)	The Alerian US Midstream Energy Index comprises companies that earn a majority of their cash flow from midstream activities involving energy commodities.
(13)	The AGA Stock Index is a capitalization-weighted index consisting of members of the American Gas Association whose securities are traded on a U.S. stock exchange.
(14)	The Russell/Nomura Total Market™ Index represents approximately 98% of the investable Japan equity market.
(15)	The Tokyo Stock Price Index (TOPIX) is a capitalization-weighted index of all of the companies listed on the First Section of the Tokyo Stock Exchange.
(16)	The Russell/Nomura Small Cap™ Index comprises the bottom 15% of the Russell/Nomura Total Market™ Index based on market capitalization.
(17)	The Russell 1000® Index Financials is a subset of the Russell 1000® Index that measures the performance of securities classified in the Financials sector of the large-cap U.S. equity market.
(18)	The Russell 2000® Index Financials is a subset of the Russell 2000® Index that measures the performance of securities classified in the Financials sector of the small-cap U.S. equity market.
(19)	The NASDAQ Composite Index is a broad-based capitalization-weighted index of all common stocks listed on The Nasdaq Stock Market LLC.

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

The Alerian US Midstream Energy Index is a servicemark of GKD Index Partners. LLC d/b/a Alerian (“Alerian”), and its use is granted under a license from Alerian. Alerian makes no express or implied warranties, representations, or promises regarding the originality, merchantability, suitability, or fitness for a particular purpose or use with respect to the Alerian indices. No party may rely on, and Alerian does not accept any liability for any errors, omissions, interruptions, or defects in, the Alerian indices or underlying data.

Development of New Investment Strategies and Expanding Our Product Offerings

We develop new investment strategies and expand our product offerings by identifying investor needs and reviewing asset allocation tables to determine where we can augment our family of funds. Once we identify an attractive market segment, we select one of the following methods to initiate the new strategy:

•

We screen the appropriate universe of stocks with a set of parameters that we believe identifies stocks that will produce higher long-term returns with lower associated risk than their relative indices, and we then introduce the new investment strategy into the marketplace by opening and directly marketing a new fund;

•	We purchase the assets related to the management of an existing fund that we then manage ourselves;

•	We purchase the assets related to the management of an existing fund and then engage the existing portfolio managers or strategic firm to act as a sub-advisor to manage the fund; or

•	We purchase the assets related to the management of an existing fund and then employ the existing portfolio management team to manage the fund.

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES, AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to investors in the Hennessy Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. In addition, the sub-advisory fees that we pay are also calculated as a percentage of the average daily net asset values of the sub-advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows (purchases of shares of the Hennessy Funds by new or existing investors), acquisition inflows, outflows (redemptions of shares of the Hennessy Funds by investors), and market appreciation or depreciation.

The following table summarizes our assets under management for the past three fiscal years:

	Fiscal Years Ended September 30,
	2022	2021	2020

	(In thousands)
Beginning assets under management	$4,065,922	$3,564,597	$4,873,839
Acquisition inflows	—	—	—
Organic inflows	656,491	818,358	571,195
Redemptions	(1,147,888)	(1,345,371)	(1,771,127)
Market (depreciation) appreciation	(678,808)	1,028,338	(109,310)

Ending assets under management	$2,895,717	$4,065,922	$3,564,597

As stated above, the amount of fees we receive for providing investment advisory and shareholder services increases or decreases as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisory fees, for the past three fiscal years:

	Fiscal Years Ended September 30,
	2022	2021	2020

	(In thousands)
Investment advisory fees	$27,468	$30,367	$30,831
Shareholder service fees	2,199	2,393	2,558

Subtotal	29,667	32,760	33,389
Sub-advisory fees	(5,727)	(7,332)	(7,573)

Revenue, net of sub-advisory fees	$23,940	$25,428	$25,816

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

•

maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub-advisor), including their codes of ethics, as appropriate, conducting on-site visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, directors and officers and errors and omissions insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12-month period;

•	monitoring and overseeing the accessibility of the fund on third-party financial intermediary platforms;

•

paying the incentive compensation of the fund’s compliance officer and employing other staff such as legal, marketing, national accounts, distribution, sales, administrative, and trading oversight personnel, as well as management executives;

•	providing a quarterly compliance certification to the Funds’ Board of Trustees; and

•

preparing or reviewing materials for the Funds’ Board of Trustees, presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The investment advisory agreements also provide that we are responsible for performing any ordinary clerical and bookkeeping services needed by the Hennessy Funds that are not provided by the funds’ custodian, administrator, or transfer agent. The Funds’ Board of Trustees comprises four trustees who are not interested persons of the Hennessy Funds (the “disinterested trustees”) and Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors. Under the Investment Company Act of 1940, a majority of the trustees must be disinterested trustees, and the disinterested trustees must approve entering into and continuing our investment advisory agreements. The disinterested trustees also have sole responsibility for selecting and nominating other disinterested trustees.

In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2022, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

Hennessy Fund (All Class Shares)	Investment Advisory Fee (as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Energy Transition Fund	1.25%
Hennessy Midstream Fund	1.10%
Hennessy Gas Utility Fund	0.40%
Hennessy Japan Fund	0.80%
Hennessy Japan Small Cap Fund	0.80%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Technology Fund	0.74%

We waived a portion of our fees with respect to the Hennessy Energy Transition Fund through the expiration of the fund’s expense limitation agreement on October 25, 2020. We continue to waive a portion of our fees with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees we receive from such fund in the subsequent month. Total fee waivers during each of fiscal year 2022 and 2021 were $0.1 million. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would apply only on a going-forward basis.

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

In exchange for sub-advisory services, we pay sub-advisory fees to the sub-advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub-advised funds, the sub-advisor for such fund, and the percentage used to calculate the annual sub-advisory fees payable by us to such fund’s sub-advisor as of the end of fiscal year 2022:

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

Shareholder Servicing Agreements and Fees

Pursuant to a shareholder servicing agreement with Hennessy Funds Trust, we provide shareholder services to investors in the Hennessy Funds including, among other things, maintaining a toll-free number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds or to get help with processing exchange and redemption requests or changing account options. In exchange for these services, we receive a shareholder service fee from each Hennessy Fund of 0.10% of the average daily net assets of such fund’s Investor Class shares.

The shareholder servicing agreement must be renewed annually by the Funds’ Board of Trustees, including the vote of a majority of the disinterested trustees. If the shareholder servicing agreement is not renewed, it terminates automatically. In addition, the shareholder servicing agreement may be terminated prior to its expiration upon 60 days’ written notice by Hennessy Funds Trust or us.

12b-1 Plans

All of the Hennessy Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the Investment Company Act of 1940, which permits a fund to adopt a plan that allows the fund to collect fees to use to make payments to third parties in connection with the distribution of fund shares. Amounts paid under a plan may be spent on any activities or expenses primarily intended to result in sale of shares of the fund, including, but not limited to (i) advertising, (ii) compensation paid to financial intermediaries, broker-dealers, and others for sales and marketing, (iii) shareholder accounting servicing, (iv) printing and mailing prospectuses to possible new investors, and (v) printing and mailing sales literature. A fund may also employ a distributor to distribute and market fund shares and then use 12b-1 fees to pay the distributor for expenses relating to telephone use, overhead, employing employees who engage in or support the distribution of the fund shares, printing prospectuses and other reports for possible new investors, advertising, and preparing and distributing sales literature.

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

We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. We offer quantitative funds, actively managed funds, and income-generating funds. We believe our quantitative funds attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We also believe that our actively managed funds attract investors who appreciate a fundamental, hands-on investment management approach and talented portfolio managers. Finally, we believe our more conservative, income-generating funds attract investors seeking alternatives to funds invested entirely in equities.

We run a comprehensive and far-reaching public relations program designed to disseminate our message to a wide variety of potential investors through frequent television appearances, radio spots, feature articles, and print media mentions. We have partnered with an industry-leading public relations firm, SunStar Strategic, to proactively promote the Hennessy Funds to national financial media. This public relations program has consistently resulted in the Hennessy Funds being mentioned an average of once every two to three days in national print and broadcast media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplinger, and Barron’s, among others. To facilitate our presence in the media, we utilize LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, California. We have several spokespeople who help us expand our public relations program and provide comprehensive media coverage of our products, including (i) Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors as well as President, Chief Market Strategist, and a Portfolio Manager of the Hennessy Funds, (ii) Ryan Kelley, Chief Investment Officer and a Portfolio Manager of the Hennessy Funds, and (iii) Portfolio Managers Ben Cook, David Ellison, and Josh Wein, as well as the Portfolio Managers at our sub-advisors.

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

Investors may purchase shares of the Hennessy Funds through third-party financial intermediaries, including fund supermarkets, national wirehouses and broker-dealers, independent and regional broker-dealers, and registered investment advisors, or directly from the Hennessy Funds.

Fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various funds in a single location is very attractive to investors, and the majority of our assets under management as of the end of fiscal year 2022 was held at fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial intermediaries to make our no-load funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial intermediaries.

Investors may also purchase shares of the Hennessy Funds directly through the Hennessy Funds website or by calling us or U.S. Bank Global Fund Services, the Hennessy Funds’ administrator.

•	Increasing our current base of financial advisors and investment professionals

Investment professionals generally have access to a wide variety of investment products they may recommend to their clients. A recommendation by an investment professional to a client to buy one of the Hennessy Funds may greatly influence that investor. Thus, we believe that expanding our current base of investment professionals who utilize no-load funds for their clients will help us increase our assets under management, which will in turn increase our revenues.

•	Securing participation on the platforms of national full-service firms

We continually strive to develop relationships with national full-service firms that permit their investment professionals to offer no-load funds to their clients as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

•	Pursuing strategic purchases of management agreements for additional funds

A primary component of our growth strategy is to selectively pursue strategic purchases of the assets related to the management of additional funds. We believe the regulatory burden imposed upon the fund industry, along with increased competition, has compressed the margins of smaller to mid-sized fund managers, making those managers more receptive to an asset purchase. The long-term trend toward lower fees has made it more challenging to identify accretive asset purchases, but we believe that we are well positioned to move quickly once we identify any attractive purchase targets from the large supply of potential targets.

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

•	the investment performance of the Hennessy Funds;

•	the expense ratios of the Hennessy Funds;

•	the breadth of our product offerings;

•	industry rankings of the Hennessy Funds;

•	the quality of our services;

•	our ability to further develop and market our brand;

•	our commitment to placing the interests of investors first; and

•	our general business reputation.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition.

Competition is an important risk that our business faces and should be considered along with other risk factors that we discuss in Item 1A, “Risk Factors.”

REGULATORY ENVIRONMENT

We are subject to an increasing number of extensive and complex federal and state laws and regulations intended to protect investors in funds and investors of registered investment advisors. We believe we are in compliance in all material respects with all applicable laws and regulations.

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

The Hennessy Funds are registered with the SEC under the Investment Company Act of 1940, which imposes additional obligations on both the Hennessy Funds and us, as the advisor to the Hennessy Funds, including detailed operational requirements. While we exercise broad discretion over the day-to-day management of the business, affairs, and investment portfolios of the Hennessy Funds, our operations are subject to oversight and management by the Funds’ Board of Trustees. The responsibilities of the Funds’ Board of Trustees include, among other things, annually approving the continuation of our investment advisory agreements and shareholder servicing agreement with the Hennessy Funds and our sub-advisory agreements with the sub-advisors to the Hennessy Funds, approving other service providers, determining the method of valuing assets, and monitoring transactions involving affiliates. The Investment Company Act of 1940 also imposes on us a fiduciary duty with respect to receiving investment advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action, or through litigation initiated by investors in the Hennessy Funds pursuant to a private right of action.

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

EMPLOYEES

As of the end of fiscal year 2022, we had 19 employees, 17 of whom were full-time employees. Our 19 employees had an average tenure of 12 years as of the end of fiscal year 2022. We focus on providing our employees competitive compensation, a friendly and flexible office environment, and fostering close-knit working relationships among our team members. Over 50% of our employees are women, and with an executive team that is 50% women and 25% minority, we believe we have created an environment in which all team members can be successful and supported.

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

RISKS RELATING TO OUR ASSETS UNDER MANAGEMENT

Volatility in and disruption of the capital markets and changes in the economy has and may continue to significantly affect our assets under management and revenues.

The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, industry trends, interest and inflation rate fluctuations, political factors, the imposition of economic sanctions, public health crises, natural disasters, and other factors that are difficult to predict. Because our assets under management is largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets. We derive all of our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net asset value of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increases or decreases, which is affected by market appreciation or depreciation and purchases and redemptions of shares of the Hennessy Funds. Changing market conditions could also cause an impairment to the value of our management contracts asset.

Investors in the Hennessy Funds can redeem their investments at any time and for any reason, including poor investment performance and volatile equity markets. A decline in our assets under management adversely affects our revenues.

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and fund business is largely dependent on investment performance, as well as investor servicing and distribution. If the Hennessy Funds perform poorly compared to the investment products offered by other investment advisory firms, we may experience a decrease in purchases of shares and an increase in redemptions of shares of the Hennessy Funds. Further, sharp declines in the stock market, such as those experienced during fiscal year 2022, have and may continue to cause increases in redemptions of shares of the Hennessy Funds. Such redemptions reduce our assets under management and adversely affect our revenues.

Our business and operations are subject to adverse effects from market reactions to the outbreak of contagious diseases.

The outbreak and spread of contagious diseases such as COVID-19 has adversely impacted global commercial activity, contributed to significant volatility in global equity and debt markets, and disrupted supply chains, operations, and economic activity. The COVID-19 pandemic adversely impacted the value and performance of the Hennessy Funds, which resulted in declines in our revenues. It also limited our ability to source and pursue potential acquisitions. Future outbreaks of contagious diseases could have similar adverse impacts on our business and financial performance.

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

For the past several years, approximately 75% of our assets under management has been concentrated in four of our funds. During fiscal year 2022, our average assets under management was concentrated in the following four funds: (i) the Hennessy Focus Fund (27% of average assets under management); (ii) the Hennessy Japan Fund (16% of average assets under management); (iii) the Hennessy Gas Utility Fund (16% of average assets under management); and (iv) the Hennessy Cornerstone Mid Cap 30 Fund (10% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Focus Fund (32% of total revenue); (b) the Hennessy Japan Fund (16% of total revenue); (c) the Hennessy Mid Cap 30 Fund (10% of total revenue); and (d) the Hennessy Gas Utility Fund (9% of total revenue). As a result, our operating results are particularly dependent upon the performance of a very small number funds and our ability to maintain and grow assets under management in these funds. These funds have experienced significant redemptions in recent years and may continue to do so for the future. This has reduced, and may continue to reduce, our assets under management and revenues.

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

Changes in the distribution channels on which we depend could reduce our net revenues and hinder our growth.

Our primary source of distribution of the Hennessy Funds is through a variety of third-party financial intermediaries. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. These financial intermediaries generally can terminate their relationships with us on short notice. Mergers and other corporate transactions among distributors also may affect our relationships with financial intermediaries. Certain of the financial intermediaries upon whom we rely to distribute the Hennessy Funds also sell their own competing proprietary investment products, which could limit the distribution of our products. Investors increasingly rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients’ choices, and they may favor one of our competitors as better meeting their particular clients’ needs. There is no assurance that the Hennessy Funds will be among their recommended choices in the future.

Additionally, particularly in the United States, certain third-party financial intermediaries have substantially reduced the number of investment funds they make available to their clients. If a material portion of the financial intermediaries with whom we do business were to substantially narrow their product offerings, it could have a significant adverse effect on our assets under management, revenues, and net income. More broadly, in both retail and institutional channels, financial intermediaries (distribution firms and consultants) are seeking to reduce the number of investment management firms with which they do business. This poses risks of additional lost business if a particular financial intermediary chooses to stop or significantly reduce its business relationship with us. Any failure to maintain strong business relationships with these financial intermediaries and the consultant community due to any of the above-described factors would impair our ability to distribute the Hennessy Funds, which in turn would have a negative effect on our assets under management, revenues, and net income.

Management contracts purchased by us are currently classified as an indefinite-life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The management contracts we have purchased, an $80.9 million asset on the balance sheet as of the end of fiscal year 2022, are considered an intangible asset with an indefinite useful life. Management reviews the indefinite life classification of our management contracts asset each reporting period. If the management contracts asset is ever reclassified as an asset with a definite life, we would begin amortizing the management contracts over their remaining useful life. If the management contracts asset continues to be classified as an indefinite-life asset, we will continue to periodically review the carrying value to determine if any impairment has occurred. The impairment analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the management contracts asset is not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the asset. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We may be required to forego all or a portion of our fees under our investment advisory agreements with the Hennessy Funds.

On an annual basis, the Funds’ Board of Trustees must assess the reasonableness of our investment advisory fees. While the Funds’ Board of Trustees has found our investment advisory fees to be reasonable in the past, we cannot guarantee that it will continue to do so. Additionally, we regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees to compete with other funds with lower expense ratios (although in the past we have only waived fees based on contractual obligations). Any waiver of or reduction in fees would cause our revenues to decline and could adversely affect our business, results of operations, and financial condition. Any fee waiver would apply only on a going-forward basis.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund invest in the Japanese stock market in yen, which involves foreign exchange and economic uncertainties.

The Hennessy Japan Fund and the Hennessy Japan Small Cap Fund are invested in securities listed on the Japanese stock market, which exposes these funds to risks that are not typically associated with an investment in a U.S. issuer. The values of these funds fluctuate with changes in the value of the Japanese yen versus the U.S. dollar. Investments in Japanese securities also expose these funds to the economic uncertainties affecting Japan, which may differ from those affecting the United States. For example, the adverse effects of a pandemic may disproportionately impact Japan. Further, Japanese financial accounting standards and practices may differ, and there may be less information on Japanese companies available publicly. If these circumstances result in a reduction in the total assets of the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund, our assets under management would be reduced, which would adversely affect our revenues.

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

As part of our regular business strategy, we pursue strategic purchases of the assets related to the management of additional funds. This strategy is accompanied by risks including, among others, the possibility of the following:

•	the potential unavailability of attractive acquisition opportunities;

•	a high level of competition from other companies that may have greater financial resources than we do;

•	our inability to value potential asset purchases accurately and negotiate acceptable purchase terms;

•	our inability to obtain quorum and secure enough affirmative votes to gain approval of the proposed fund reorganization from the target fund’s investors;

•	the loss of fund assets paid for in an asset purchase through redemptions by investors of the funds involved in the asset purchase;

•	higher than anticipated asset purchase expenses;

•	our inability to successfully integrate and maintain adequate infrastructure to support business growth;

•	increasing our leverage;

•	the potential diversion of our management’s time and attention;

•	dilution to our shareholders if we fund an asset purchase in whole or in part with our common stock; and

•	adverse effects on our earnings if purchased intangible assets become impaired.

While we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk-mitigating measures that we put in place may not be sufficient to address these risks. If one or more of these risks occur, we may be unable to successfully complete a purchase of management-related assets (thereby requiring us to write off any related expenses), we may experience an impairment of our management contracts asset, we may receive negative publicity or suffer other negative impacts on our reputation, and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, results of operations, and financial condition.

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

RISKS RELATING TO OUR INDUSTRY

Investor behavior is influenced by short-term investment performance.

Investor behavior may be based on many factors, including short-term investment performance. Poor short-term performance of the Hennessy Funds, irrespective of longer—term success, could potentially lead to a decrease in purchases of shares of the Hennessy Funds and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.

Assets invested through third-party financial intermediaries can be quickly redeemed, which could reduce our revenues.

Third-party financial intermediaries are attractive to investors because of the ease of accessibility to a variety of funds, but this may cause the investments to be more sensitive to fluctuations in performance, especially in the short term. If we were unable to retain the assets of the Hennessy Funds held through financial intermediaries, our assets under management would be reduced. As a result, our revenues could decline and our business, results of operations, and financial condition could be materially adversely affected.

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

We may be unable to develop or acquire new products and the development of new products may expose us to reputational harm, additional costs, or operational risk.

Our continued financial performance may depend on our ability to react to changes in the asset management industry, respond to evolving investor demands and develop, market, and manage new investment products. Conversely, the development and introduction of new products, including the creation or acquisition of products with a focus on ESG (environmental, social, and governance) matters, requires continued innovative effort on our part and may require significant time and resources, as well as ongoing support and investment. Substantial risks and uncertainties are associated with the introduction of new products, including the implementation of new and appropriate operational controls and procedures, shifting investor and market preferences, the introduction of competing products, constraints on our ability to manage growth, and compliance with regulatory and disclosure requirements. A growing number of new products also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability, and provider relationships. There can be no assurance that we will be able to develop or acquire new products that address the needs of investors on the timescale they require. Any failure to successfully develop or acquire new products, or effectively manage associated operational risks, could harm our reputation and expose us to additional costs, which may reduce our assets under management and adversely affect our revenues.

Market consolidation and industry trends could negatively impact our business.

In recent years, there have been several instances of industry consolidation in both the distribution and investment management areas. Further consolidation may occur in these areas in the future. The increasing size and market influence of certain distributors of our products and of certain direct competitors may have a negative impact on our ability to compete at the same levels of profitability in the future. Additionally, the market environment has increasingly led some investors to favor lower–fee, passive products. As a result, investment advisors that emphasize passive products have gained, and may continue to gain, market share from active managers like us.

Industry trends and market pressure to lower our investment advisory fees could reduce our profit margin.

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structures. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment advisory industry. To maintain our fee structures in a competitive environment, we must be able to provide investors in the Hennessy Funds with investment returns and service that will adequately compensate them for investing in our funds with our current fee structures. We may not succeed in maintaining our current fee structures, and fee reductions on existing or future business could have a material adverse effect on our results of operations.

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

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber-attacks, could result in significant limits on our ability to conduct our operations and activities, costs, and reputational damage.

We use software and related technologies throughout our business and also utilize third-party vendors who use software and related technologies to provide services to us and the Hennessy Funds. We are dependent on the effectiveness of our information and cybersecurity policies, procedures, and capabilities we maintain to protect our computer and telecommunications systems and the data that resides on or is transmitted through them, including data provided by third parties that is significant to our business. An information security incident, such as a cyber-attack involving a phishing scam, business email compromise, malware, or ransomware attack, or an internally caused incident or disruption, such as misuse or a failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential investor or competitive information. Moreover, our growing reliance on mobile and cloud technology and any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of personal, confidential, or proprietary information or third-party data. Additionally, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced, or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions. Furthermore, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft, and destruction of corporate information or other assets as a result of failure to follow procedures by employees or as a result of actions by third parties, including actions by terrorist organizations and nation-state actors. Although we have implemented policies and controls to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks, and cyber-related fraud, there can be no assurance that any of these measures will prove effective. Because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, shareholders, and investors in the Hennessy Funds may be inaccurate, any or all of which could further increase the costs and consequences of an information security incident.

If any of these events were to occur, we could suffer a financial loss, a disruption of our business, liability to the Hennessy Funds and their investors, regulatory intervention, or reputational damage, any of which could have a material adverse effect on our business, results of operations, and financial condition. We also may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures. In addition, our cybersecurity insurance may not cover all losses and damages from such events and our ability to maintain or obtain sufficient insurance coverage in the future may be limited.

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

We are subject to a number of sources of potential legal liability, including, by way of example, investors in the Hennessy Funds, our own shareholders, our employees, or regulators. Lawsuits or investigations that we may become involved in could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit.

Our business is extensively regulated, which increases our costs of doing business, and our failure to comply with regulatory requirements may harm our financial condition.

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933, as amended, the Exchange Act, the Investment Company Act of 1940, the Investment Advisers Act of 1940, and various other statutes. The laws to which we are subject are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws, the investment fund industry has undergone increased scrutiny by the SEC and state regulators in recent years, resulting in numerous enforcement actions and sweep examinations. Increased regulation has increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or buy new technology to comply effectively. Any change in law could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. In addition to securities regulations, our business also may be materially adversely affected by other types of laws and policies.

Any determination of a failure to comply with applicable laws, rules, or regulations could expose us or our employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, or censure of individual employees, or revocation or limitation of business activities or registration, and may result in monetary losses that are not covered by insurance in adequate amounts or at all, any of which could have an adverse impact on our financial condition and results of operations. Further, if we or our employees were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our reputation and our stock price and result in increased costs, even if we or our employees were found not to have violated such laws, rules, or regulations.

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

Our ability to meet our future cash needs is dependent upon our ability to generate cash. Although we have been successful in generating sufficient cash in the past, we may not be successful in the future. We may need to raise additional capital to fund new business initiatives or repay the 2026 Notes, and financing may not be available to us in sufficient amounts, on acceptable terms, or at all. Our ability to access bank financing or capital markets efficiently depends on a number of factors, including the state of credit and equity markets, interest rates, and credit spreads. If we are unable to access sufficient capital on acceptable terms, our business could be adversely impacted.

Failure to establish adequate controls and risk management policies, as well as circumvention of established controls and policies by employees, could harm us by impairing our ability to attract and retain investors in the Hennessy Funds and by subjecting us to significant legal liability, regulatory scrutiny, and reputational harm.

Our reputation is critical to attracting and retaining investors in the Hennessy Funds. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest, or other misconduct by individuals in the financial services industry. We have implemented controls and risk management policies to monitor and manage risks, but we cannot be certain that such controls and policies will successfully identify and manage internal and external risks. Further, although we strive to conduct our business in accordance with the highest ethical standards and emphasize the importance of doing so to our employees, there is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in, or be accused of engaging in, illegal or suspicious activity (such as improper trading, disclosure of confidential information, or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, and ability to maintain and grow the number of investors in the Hennessy Funds.

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

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 13,728 square feet and have the right to use all common areas. We also lease office space in Austin, Texas, Dallas, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. We consider these arrangements to be suitable and adequate for the management and operations of our business. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Until October 18, 2021, our common stock traded on The Nasdaq Capital Market under the stock symbol “HNNA.” On October 19, 2021, our common stock moved to and began trading on The Nasdaq Global Market, where it continues to trade under the stock symbol “HNNA.”

We have paid regular cash dividends to our shareholders and intend to continue to do so, although the declaration of a dividend is always subject to the discretion of our Board of Directors.

As of the end of fiscal year 2022, we had 127 holders of record of our common stock. In addition, there were 47 brokerage firm accounts that represent 2,055 additional individual shareholders for a total of 2,182 shareholders.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During fiscal year 2022, we repurchased shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchases are presented in the following table for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2022	—	$—	—	596,368
August 1-31, 2022 (2)	8,731	9.93	—	1,096,368
September 1-30, 2022 (2)	25,529	9.15	—	1,096,368

Total	34,260	$9.35	—	1,096,368

(1)

We are authorized to purchase a maximum of 2,000,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the stock buyback program by 500,000 shares, to a total of 2,000,000 shares. We did not repurchase any shares pursuant to the stock buyback program during the three months ended September 30, 2022.

(2)	The shares that we repurchased in August and September 2022 are not subject to a maximum per plan or program because we did not repurchase them pursuant to a plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business activities are affected by many factors, including, without limitation, redemptions by investors in the Hennessy Funds, taxes, general economic and business conditions, interest rate movements, inflation, the personal savings rate, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high-quality customer service to investors.

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the fund assets we currently manage and the generation of inflows into the funds we manage. The success of our business strategy may be influenced by the factors discussed in Item 1A, “Risk Factors.” All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

U.S. equities had negative performance for the one-year period ended September 30, 2022, with the S&P 500® Index returning -15.47% and the Dow Jones Industrial Average returning -13.40% for the period (on a total return basis). Equity prices dropped sharply during the period as investors have turned their attention to rising interest rates amid continuing inflationary concerns. Recent interest rate hikes by the Federal Reserve and the expectation of further rate hikes have contributed to weakness in equities. Despite weakness in economic growth, the Federal Reserve has indicated that it will likely raise rates at upcoming meetings in an attempt to tame inflation. According to Bloomberg, the Consumer Price Index is expected to increase 8.0% in 2022, while real GDP is expected to advance 1.6%. While lower economic growth expectations would typically lead to talk of an easing interest rate environment, a strong labor market and volatile energy prices have contributed to stubbornly high and above average inflation levels. The Federal Reserve has indicated a resolve to do what it takes to bring inflation down, regardless of economic growth conditions.

Long-term U.S. bonds declined meaningfully during the one-year period ended September 30, 2022, as the Federal Reserve tapered its bond-buying activity and continued to raise the Federal Funds rate. With a yield curve that is currently inverted, investor attention has focused on economic growth projections that continue to be revised downward. While the unemployment rate in the United States stood at an incredibly low 3.5% as of September 2022, economic growth expectations continue to trend lower. According to Bloomberg, consensus estimates for real GDP growth for 2022 are 1.6% and for 2023 are 0.7%. The sharp decline in equities, coupled with recent weakness in the residential real estate market, likely portends some softening in consumer spending in the months to come. For the one-year period ended September 30, 2022, 10-year U.S. Government Bond yields rose from 1.49% to 3.83%.

The Japanese equity market declined 28.41% (in U.S. dollar terms) for the one-year period ended September 30, 2022, as measured by the Tokyo Stock Price Index. Like many other markets, Japan has experienced elevated levels of inflation coupled with restrained trade with key trading partners. China’s zero-COVID strategy has hampered growth in the country and adversely affected Japanese economic growth. Japanese Yen weakness versus the U.S. Dollar contributed to weak absolute dollar returns as the Tokyo Stock Price Index was only down 7.29% in local currency terms.

Against this negative equity performance backdrop, only three of the 16 Hennessy Funds posted positive returns for the one-year period ended September 30, 2022. The longer-term performance numbers remain strong, with 13 of the Hennessy Funds posting positive returns for the five-year period ended September 30, 2022, and all 14 Hennessy Funds with at least 10 years of operating history posting positive returns for the 10-year period ended September 30, 2022.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing market insights, sector highlights, and other resources to help them manage their fund investments with confidence. We operate a robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors in addition to retail investors. We utilize this technology both to help retain assets and drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to over 145,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 12,600 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 800 who purchased one of our Funds for the first time during fiscal year 2022. Approximately 17% of such advisors own two or more Hennessy Funds, and nearly 400 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of the end of fiscal year 2022 was $2.9 billion, a decrease of $1.2 billion, or 28.8%, compared to the end of fiscal year 2021. The decrease was attributable to net outflows of the Hennessy Funds and market depreciation.

The following table illustrates the changes in our assets under management over the past three fiscal years:

	Fiscal Years Ended September 30,
	2022	2021	2020

	(In thousands)
Beginning assets under management	$4,065,922	$3,564,597	$4,873,839
Acquisition inflows	—	—	—
Organic inflows	656,491	818,358	571,195
Redemptions	(1,147,888)	(1,345,371)	(1,771,127)
Market (depreciation) appreciation	(678,808)	1,028,338	(109,310)

Ending assets under management	$2,895,717	$4,065,922	$3,564,597

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management by share class over the past three fiscal years:

	Fiscal Years Ended September 30,
	2022	2021	2020

	(In thousands)
Average assets under management - Investor Class	$2,199,250	$2,394,194	$2,556,875
Average assets under management - Institutional Class	1,445,112	1,595,106	1,541,529

Total	$3,644,362	$3,989,300	$4,098,404

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of the end of fiscal year 2022, this asset had a net balance of $80.9 million, an increase of $0.3 since the end of fiscal year 2021. The increase is related to costs associated with the definitive agreement signed with Stance Capital in August 2022. (See Note 16 in Item 8, “Financial Statements and Supplementary Data.”)

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of ours. The 2026 Notes are the principal liability on our balance sheet at $38.9 million, net of issuance costs.

RESULTS OF OPERATIONS

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2022		2021
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$27,468	92.6%	$30,367	92.7%
Shareholder service fees	2,199	7.4	2,393	7.3

Total revenue	29,667	100.0	32,760	100.0

Operating expenses
Compensation and benefits	8,322	28.0	9,078	27.7
General and administrative	5,036	17.0	4,754	14.5
Mutual fund distribution	536	1.8	485	1.5
Sub-advisory fees	5,727	19.3	7,332	22.4
Depreciation	207	0.7	232	0.7

Total operating expenses	19,828	66.8	21,881	66.8

Operating income	9,839	33.2	10,879	33.2
Interest expense	2,122	7.2	—	—
Other income	(229)	(0.8)	(2)	(0.0)

Income before income tax expense	7,946	26.8	10,881	33.2
Income tax expense	1,756	5.9	2,979	9.1

Net income	$6,190	20.9%	$7,902	24.1%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2022 to fiscal year 2021, total revenue decreased by 9.4%, from $32.8 million to $29.7 million, investment advisory fees decreased by 9.5%, from $30.4 million to $27.5 million, and shareholder service fees decreased by 8.1%, from $2.4 million to $2.2 million.

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

We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for fiscal year 2022 was $3.6 billion, which represents a decrease of $0.3 billion, or 8.6%, compared to fiscal year 2021. The Hennessy Fund with the largest average daily net assets for fiscal year 2022 was the Hennessy Focus Fund, with $1.0 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily net assets for fiscal year 2022 was the Hennessy Japan Fund, with $583 million. We collect an investment advisory fee from the Hennessy Japan Fund at an annual rate of 0.80% of average daily net assets. However, we pay a sub-advisory fee at an annual rate in the range of 0.35% to 0.42% (depending on asset level) to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of the end of fiscal year 2022 was $2.9 billion, a decrease of $1.2 billion, or 28.8%, compared to the end of fiscal year 2021. The decrease was attributable to net outflows of the Hennessy Funds and market depreciation.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Fiscal Year Ended September 30, 2022
Fund Name	Amount
Hennessy Cornerstone Value Fund	$12 million
Hennessy Japan Small Cap Fund	$2 million
Hennessy Cornerstone Growth Fund	$2 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Fiscal Year Ended September 30, 2022
Fund Name	Amount
Hennessy Japan Fund	$(222) million
Hennessy Focus Fund	$(181) million
Hennessy Cornerstone Mid Cap 30 Fund	$(31) million

Redemptions as a percentage of assets under management decreased from an average of 2.8% per month during fiscal year 2021 to an average of 2.6% per month during fiscal year 2022.

Operating Expenses

Comparing fiscal year 2021 to fiscal year 2022, total operating expenses decreased by 9.4%, from $21.9 million to $19.8 million. The decrease in operating expenses was primarily due to decreases in sub-advisory fee and compensation and benefits expenses, partially offset by increases in general and administrative expense and mutual fund distribution expense. As a percentage of total revenue, total operating expenses remained flat at 66.8%.

Compensation and Benefits Expense: Comparing fiscal year 2021 to fiscal year 2022, compensation and benefits expense decreased by 8.3%, from $9.1 million to $8.3 million. As a percentage of total revenue, compensation and benefits expense increased 0.3 percentage points to 28.0%. The decrease in dollar value of compensation and benefits expense was due primarily to a decrease in head count and incentive-based compensation during fiscal year 2022.

General and Administrative Expense: Comparing fiscal year 2021 to fiscal year 2022, general and administrative expense increased by 5.9%, from $4.8 million to $5.0 million. As a percentage of total revenue, general and administrative expense increased 2.5 percentage points to 17.0%. The increase in general and administrative expense was due to an increase in overall business travel, including conference and other industry event attendance, as we trend towards pre-pandemic travel levels.

Mutual Fund Distribution Expense: Mutual fund distribution expense consists of fees paid to various third-party financial intermediaries that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial intermediaries, the intermediary typically charges an asset-based fee, which is recorded as mutual fund distribution expense on our statement of operations to the extent paid by us. When the Hennessy Funds are purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial intermediaries, which are affected by inflows, outflows, and fund performance. In addition, some financial intermediaries charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an intermediary are less than a threshold amount. In such cases, we pay the minimum fee.

Comparing fiscal year 2021 to fiscal year 2022, mutual fund distribution expense increased by 10.5%, from $0.49 million to $0.54 million. As a percentage of total revenue, mutual fund distribution expense increased 0.3 percentage points to 1.8%.

Mutual fund distribution expenses are affected by many factors, including the following:

•	average daily net assets held by financial intermediaries;

•	the split of average daily net assets held by financial intermediaries in Institutional Class shares of the Hennessy Funds versus Investor Class shares of the Hennessy Funds; and

•	fee minimums at various financial intermediaries.

Sub-Advisory Fees Expense: Comparing fiscal year 2021 to fiscal year 2022, sub-advisory fees expense decreased by 21.9%, from $7.3 million to $5.7 million. As a percentage of total revenue, sub-advisory fees expense decreased 3.1 percentage point to 19.3%. The decrease in sub-advisory fees was due to a decrease in average daily net assets of the sub-advised Hennessy Funds, with an additional decrease as a result of us no longer paying sub-advisory fees with respect to the Hennessy Energy Transition Fund and the Hennessy Midstream Fund after January 31, 2022.

Depreciation Expense: Comparing fiscal year 2021 to fiscal year 2022, depreciation expense decreased by 10.8% from $0.23 million to $0.21 million due to fewer fixed asset purchases. As a percentage of total revenue, depreciation expense remained flat at 0.7%.

Interest Expense

Comparing fiscal year 2021 to fiscal year 2022, interest expense increased from $0 to $2.1 million. The increase in interest expense was due to our issuance of the 2026 Notes on October 20, 2021, for which we make interest payments quarterly, with the first interest payment made on December 31, 2021.

Income Tax Expense

Comparing fiscal year 2021 to fiscal year 2022, income tax expense decreased by 41.1%, from $3.0 million to $1.8 million. The decrease in income tax expense was due primarily to lower net operating income in the current period and secondarily to a lower effective income tax rate as discussed in Item 8, “Financial Statements and Supplementary Data.”

Net Income

Comparing fiscal year 2021 to fiscal year 2022, net income decreased by 21.7%, from $7.9 million to $6.2 million. The decrease in net income was primarily due to the interest expense related to the 2026 Notes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2022 will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

On October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of ours.

Our total assets under management as of the end of fiscal year 2022 was $2.9 billion, a decrease of $1.2 billion, or 28.8%, compared to the end of fiscal year 2021. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2022 was $3.6 billion. As of the end of fiscal year 2022, we had cash and cash equivalents of $58.5 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$8,665	$10,386
Net cash used in investing activities	(231)	(249)
Net cash provided by (used) in financing activities	34,217	(4,256)

Net increase in cash and cash equivalents	$42,651	$5,881

The decrease in cash provided by operating activities of $1.7 million was mainly due to the interest expense related to the 2026 Notes in the current period.

The cash used in investing activities of $0.2 million remained the same in both periods.

The increase in cash provided by financing activities of $38.5 million was due to the issuance of the 2026 Notes on October 20, 2021.

Dividend Payments. We have consistently paid dividends each year since 2005. Our quarterly dividend rate remained constant during fiscal years 2022 and 2021, and our dividend payments totaled $4.1 and $4.0 million in each such fiscal year, respectively.

2026 Notes. On October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes mature on December 31, 2026.

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

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Codification 350: Intangibles – Goodwill and Other (“ASC 350”). Pursuant to ASC 350, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite-lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2022 as the more-likely-than-not threshold was not met as of the end of fiscal year 2022.

The costs related to our purchase of the assets related to the management of investment funds are capitalized as incurred. The costs are defined as an intangible asset per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contracts asset, totaling $80.9 million as of the end of fiscal year 2022.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

We reviewed accounting pronouncements issued between November 24, 2021, the filing date of our most recent previously filed Annual Report on Form 10-K, and December 7, 2022, the filing date of this Annual Report on Form 10-K, and have determined that no accounting pronouncement issued would have a material impact on our financial position, results of operations, or disclosures.

There have been no other significant changes to our critical accounting policies and estimates during fiscal year 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
of Hennessy Advisors, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2022 and 2021, the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosures to which it relates.
Valuation of Management Contract Asset – Impairment Consideration
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
We have addressed this critical audit matter by performing appropriate audit procedures. These procedures included (i) assessing management’s evaluation of whether events or circumstances indicate that it is more likely than not that impairment exists; (ii) evaluating the reasonableness of management’s fair value estimate assumptions; and (iii) testing the mathematical accuracy of management’s valuation model. Professionals with specialized skills and knowledge were used to assist in evaluating of the measurement of the Company’s estimated fair value of the management contract assets.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2004.

Costa Mesa, CA
December 7, 2022

Hennessy Advisors, Inc.
Balance Sheets
(In thousands, except share and per share amounts)

	September 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$58,487	$15,836
Investments in marketable securities, at fair value	9	10
Investment fee income receivable	2,051	2,795
Prepaid expenses	853	788
Other accounts receivable	257	277

Total current assets	61,657	19,706

Property and equipment, net of accumulated depreciation of $2,057 and $1,850, respectively	320	311
Operating lease right-of-use asset	651	1,010
Management contracts	80,868	80,643
Other assets	156	235

Total assets	$143,652	$101,905

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$3,320	$4,151
Accrued management contract payment	210	—
Operating lease liability	367	359
Income taxes payable	820	1,050

Total current liabilities	4,717	5,560

Notes payable, net of issuance costs	38,870	—
Long-term operating lease liability	279	646
Net deferred income tax liability	13,488	12,437

Total liabilities	57,354	18,643

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,571,741 shares issued and outstanding as of September 30, 2022, and 7,469,584 as of September 30, 2021	20,951	19,964
Retained earnings	65,347	63,298

Total stockholders’ equity	86,298	83,262

Total liabilities and stockholders’ equity	$143,652	$101,905

See Accompanying Notes to Financial Statements

4
1

Hennessy Advisors, Inc.
Statements of Income
(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2022	2021
Revenue
Investment advisory fees	$27,468	$30,367
Shareholder service fees	2,199	2,393

Total revenue	29,667	32,760

Operating expenses
Compensation and benefits	8,322	9,078
General and administrative	5,036	4,754
Mutual fund distribution	536	485
Sub-advisory fees	5,727	7,332
Depreciation	207	232

Total operating expenses	19,828	21,881

Net operating income	9,839	10,879
Interest expense	2,122	—
Other income	(229)	(2)

Income before income tax expense	7,946	10,881
Income tax expense	1,756	2,979

Net income	$6,190	$7,902

Earnings per share
Basic	$0.83	$1.07

Diluted	$0.82	$1.07

Weighted average shares outstanding
Basic	7,483,342	7,367,948

Diluted	7,558,008	7,409,112

Cash dividends declared per share	$0.55	$0.55

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.
Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Retained	Total Stockholders’
	Shares	Amount	Earnings	Equity

Balance at September 30, 2020	7,356,822	$18,705	$59,473	$78,178
Net income	—	—	7,902	7,902
Dividends paid	—	—	(4,049)	(4,049)
Employee and director restricted stock vested	132,588	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(32,492)	(294)	(28)	(322)
Shares issued for auto-investments pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	958	9	—	9
Shares issued for dividend reinvestment pursuant to the 2018 Dividend Reinvestment and Stock Purchase Plan	2,165	19	—	19
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	3,219	29	—	29
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	6,324	58	—	58
Stock-based compensation	—	1,438	—	1,438

Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262

Net income	—	—	6,190	6,190
Dividends paid	—	—	(4,113)	(4,113)
Employee and director restricted stock vested	132,263	—	—	—
Repurchase of vested employee restricted stock for tax withholding	(37,718)	(328)	(28)	(356)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	471	5	—	5
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	7,141	74	—	74
Stock-based compensation	—	1,252	—	1,252
Employee restricted stock forfeiture	—	(16)	—	(16)

Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.
Statements of Cash Flows
(In thousands)

	Fiscal Years Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$6,190	$7,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	207	232
Change in right-of-use asset and operating lease liability	—	(59)
Amortization of note issuance costs	263	—
Deferred income taxes	1,051	921
Deferred offering costs	—	(11)
Employee restricted stock forfeiture	(16)	—
Stock-based compensation	1,252	1,438
Unrealized loss (gain) on marketable securities	1	(1)
Change in operating assets and liabilities:
Investment fee income receivable	744	(392)
Prepaid expenses	(65)	(151)
Other accounts receivable	20	101
Other assets	79	(33)
Accrued liabilities and accounts payable	(831)	338
Income taxes payable	(230)	101

Net cash provided by operating activities	8,665	10,386

Cash flows from investing activities
Purchases of property and equipment	(216)	(249)
Payments related to management contracts	(15)	—

Net cash used in investing activities	(231)	(249)

Cash flows from financing activities
Proceeds from issuance of notes, net of underwriting discount	39,042	—
Payment of issuance costs on notes	(435)	—
Repurchase of vested employee restricted stock for tax withholding	(356)	(322)
Proceeds from shares issued pursuant to the 2018 Dividend Reinvestment and Stock Repurchase Plan	—	9
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	5	29
Dividend payments	(4,039)	(3,972)

Net cash provided by (used in) financing activities	34,217	(4,256)

Net increase in cash and cash equivalents	42,651	5,881
Cash and cash equivalents at the beginning of the period	15,836	9,955

Cash and cash equivalents at the end of the period	$58,487	$15,836

Supplemental disclosures of cash flow information
Cash paid for income taxes	$938	$1,957
Cash paid for interest	$1,859	$—
Dividend investment issued in shares	$74	$77
Non-cash payment related to management contract (Note 17)	$210	$—
See Accompanying Notes to Financial Statements

Notes to Financial Statements

(1)	Organization and Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business
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
, marketing, public relations, audit, information technology, and legal services to the fund;

•	maintaining in-house marketing and distribution departments on behalf of the fund;

•	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

•	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12-month period;

•	monitoring and overseeing the accessibility of the fund on third-party financial intermediary platforms;

•
paying the incentive compensation of the fund’s compliance officer and employing other staff such as legal, marketing, national accounts, distribution, sales, administrative, and trading oversight personnel, as well as management executives;

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
The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of the end of fiscal years 2022 and 2021. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2022 and 2021 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(d)	Investments
Investments in
highly-liquid
financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long-term
investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”
The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains and losses of less than
$1,000 per year were recognized in operations for fiscal years 2022 and 2021.
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
Throughout its history, the Company has completed 10 purchases of the assets related to the management of 30 different mutual funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated by applying the income approach and is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. It was determined that there was no impairment as of the end of fiscal years 2022 and 2021.
Under Accounting Standards Codification 350 — Intangibles—Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the useful life of the management contracts each reporting period to determine if they continue to have an indefinite useful life. The Company considers the management contracts asset to be an intangible asset with an indefinite useful life and no impairment as of the end of fiscal year 2022.

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
The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. The Company’s U.S. federal income taxes for 2018 through 2022 remain open and subject to examination. The Company has identified 22 major state tax jurisdictions in which it is subject to income tax, which include California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, and Wisconsin. For tax years that remain open, the below chart shows the number of such state tax jurisdictions that remain subject to examination by the appropriate governmental agencies:

Year	Number of State Tax Jurisdictions
2022	22
2021	22
2020	22
2019	19
2018	17
For state tax jurisdictions with unfiled tax returns, the statutes of limitations remains open indefinitely.

(h)	Earnings per Share
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
The compensation committee of the Company’s Board of Directors has the authority to determine the awards granted under the Omnibus Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option, and the number of shares to be subject to each award. However, no participant may receive options or stock appreciation rights under the Omnibus Plan for an aggregate of more than 75,000 shares in any calendar year. The exercise price and term of each option or stock appreciation right is fixed by the compensation committee except that the exercise price for each stock option that is intended to qualify as an incentive stock option must be at least equal to the fair market value of the stock on the date of grant and the term of the option cannot exceed 10 years. In the case of an incentive stock option granted to a

10% or more shareholder, the exercise price must be at least 110% of the fair market value on the date of grant and cannot exceed five years. Incentive stock options may be granted only within 10 years from the date of shareholder approval of the Omnibus Plan (which was March 2014). The aggregate fair market value (determined at the time the option is granted) of shares with respect to which incentive stock options may be granted to any one individual, which stock options are exercisable for the first time during any calendar year, may not exceed $100,000. An optionee may, with the consent of the compensation committee, elect to pay for the shares to be received upon exercise of his or her options in cash, shares of common stock, or any combination thereof.
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
All compensation costs related to RSUs vested during fiscal years 2022 and 2021 have been recognized in the financial statements.
The Company has available up to 3,785,871

shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.
A summary of RSU activity is as follows:

	Fiscal Years Ended September 30, September 30, 2019 and 2018
	2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share

Non-vested balance at beginning of year	323,810	$8.87	322,181	$9.76
Granted	132,875	7.72	134,625	8.64
Vested (1)	(133,207)	(9.42)	(132,996)	(10.81)
Forfeited	(7,917)	(8.76)	—	—

Non-vested balance at end of year	315,561	$8.15	323,810	$8.87

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

September 30, 2022
(In thousands, except years)
Total expected compensation expense related to RSUs	$18,143
Recognized compensation expense related to RSUs	(15,570)

Unrecognized compensation expense related to RSUS	$2,573

Weighted average remaining period to expense for RSUs	3.0
Dividend Reinvestment and Stock Purchase Plan
In January 2021, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued
7,612
and
12,666
 shares of common stock in fiscal years 2022 and 2021, respectively. The maximum number of shares that may be issued under the DRSPP is
1,470,000
, of which
1,452,845
shares remained available for issuance as of September 30,
2022.

Stock Buyback Program
In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program does not have an expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, a total of 1,096,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during fiscal year 2022.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$54,225	$—	$—	$54,225
Mutual fund investments	9	—	—	9

Total	$54,234	$—	$—	$54,234

Amounts included in
Cash and cash equivalents	$54,225	$—	$—	$54,225
Investments in marketable securities	9	—	—	9

Total	$54,234	$—	$—	$54,234

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(In thousands)

Money market fund deposits	$11,554	$—	$—	$11,554
Mutual fund investments	10	—	—	10

Total	$11,564	$—	$—	$11,564

Amounts included in
Cash and cash equivalents	$11,554	$—	$—	$11,554
Investments in marketable securities	10	—	—	10

Total	$11,564	$—	$—	$11,564

There were no transfers between levels during fiscal years 2022 or 2021.
The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.
The fair value of the 2026 Notes (see Note 9 in this Item 8, “Financial Statements and Supplementary Data”) was approximately $
37.3
million as of September 30, 2022, based on the last trading price of the notes on that date (Level 1).

(3)	Investments
The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

	(In thousands)
2022
Mutual fund investments	$4	$24	$(19)	$9

Total	4	24	(19)	9

2021
Mutual fund investments	$4	$24	$(18)	$10

Total	4	24	(18)	10

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(4)	Property and Equipment, Net
The following table summarizes the Company’s property and equipment balances:

	September 30,
	2022	2021

	(In thousands)
Equipment	$703	$599
Leasehold improvements	154	154
Furniture and fixtures	396	391
IT infrastructure	85	84
Software	1,039	933

Property and equipment, gross	2,377	2,161
Accumulated depreciation	(2,057)	(1,850)

Property and equipment, net	$320	$311

During each of fiscal year 2022 and fiscal year 2021, depreciation expense was $0.2 million.

(5)	Management Contracts
The costs related to the Company’s purchase of the assets related to management contracts are capitalized as incurred and comprise the management contracts asset. This asset was $80.9 million as of the end of fiscal year 2022, an
increase
 of
$0.3 million from the end of fiscal year 2021. The increase was related to expenses incurred in connection with the definitive agreement signed with Stance Capital in August 2022. The Company considers the management contracts asset to be an intangible asset per Accounting Standards Codification 350 — Intangibles – Goodwill and Other. The purchase costs that comprise the management contracts asset include legal fees, shareholder vote fees, and percent of asset costs to purchase the assets related to the management
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
The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use

assets and current and

long-term

operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which created a long-term

operating lease as of such date. Upon renewal of the lease, the Company recorded a right-of-use

asset of $1.1 million on its balance sheet. The renewed lease expires on July 31, 2024. There were no other long-term

operating leases as of the end of fiscal year 2022.
Right-of-use

assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use

assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercise, and, therefore, the amounts are not recognized as part of operating lease right-of-use

assets or operating lease liabilities. Leases with initial terms of 12 months or less and certain office equipment leases that are deemed insignificant are not recorded on the balance sheet and are expensed as incurred and included within rent expense under general and administrative expense. Lease expense related to operating leases is recognized on a straight-line basis over the expected lease terms.
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

September 30, 2022
(In thousands, except years and percentages)

Operating lease right-of-use assets	$651
Current operating lease liability	$367
Long-term operating lease liability	$279
Weighted average remaining lease term	1.8
Weighted average discount rate	0.90%
For fiscal
years 2022 and 2021, the Company’s lease payments related to its
operating lease
right-of-use
assets totaled $0.36 million and $0.43 million, respectively, and total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.49 million and $0.51 million, respectively.
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

September 30, 2022
(In thousands)

Fiscal year 2023 undiscounted cash flows	374
Fiscal year 2024	286

Total undiscounted cash flows	660

Present value discount	(14)

Total operating lease liabilities	$646

(8)	Accrued Liabilities and Accounts Payable
Details relating to the accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	September 30
	2022	2021

	(In thousands)

Accrued bonus liabilities	$2,207	$2,738
Accrued sub-advisor fees	336	628
Other accrued expenses	777	785

Total accrued expenses	$3,320	$4,151

(9)	Debt Outstanding
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

(10)	Commitments and Contingencies
Other than the operating leases discussed in Note 7 in this Item 8, “Financial Statements and Supplementary Data,” the Company has no commitments and no significant contingencies with original terms in excess of one year.

(11)	Retirement Plan
The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with at least 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.2 million in each of the fiscal years 2022 and 2021. To be eligible for the discretionary profit-sharing contribution, an employee must be eligible to participate in the 401(k) retirement plan and must complete at least 501 hours of service during the calendar year or be employed as of the last day of the calendar year.

(12)	Income Taxes
As of the end of each of fiscal years 2022 and 2021, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.4 million and $0.6 million, respectively. If the tax benefits of such amounts were recognized, $0.3 million and $0.5 million of such amounts, respectively, would decrease the Company’s effective income tax rate. The Company’s net liability for accrued interest and penalties was $0.3 million as of each of
September 30, 2022, and September 30, 2021. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended September 30, 2022, and September 30, 2021, the Company recognized approximately $0.02 million and $0.03 million in interest and penalties, respectively.
The Company’s activity was as follows:

	Fiscal Years Ended September 30,
	2022	2021

	(In thousands)

Beginning year balance	$608	$608
Decrease related to prior year tax positions	(255)	—
Increase related to current year tax positions	—	—
Settlements	—	—
Lapse of statutes of limitations	—	—

Ending year balance	$353	$608

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

The Company’s income tax expense was as follows:

	Fiscal Years Ended September 30,
	2022	2021

	(In thousands)
Current
Federal	$855	$1,545
State	(149)	513

Total Current	706	2,058

Deferred
Federal	888	752
State	162	169

Total Deferred	1,050	921

Total	$1,756	$2,979

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.9	4.3
Permanent and other differences	0.4	0.2
Difference due to executive compensation	1.0	1.1
Tax return to provision adjustments	(1.3)	(0.1)
Uncertain tax position allowance	(3.0)	0.4
Stock-based compensation	0.1	1.6

Effective income tax rate	22.1%	28.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2022	2021

	(In thousands)
Deferred tax assets
Accrued compensation	$40	$60
Stock compensation	20	2
State taxes	175	266
Capital loss carryforward	7	7
ROU asset/lease liability	(1)	(1)

Gross deferred tax assets	241	334
Disallowed capital loss	(7)	(7)

Net deferred tax assets	234	327
Deferred tax liabilities
Property and equipment	(35)	(33)
Management contracts	(13,687)	(12,731)

Total deferred tax liabilities	(13,722)	(12,764)

Net deferred tax liabilities	$(13,488)	$(12,437)

(13)	Earnings per Share
The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2022	2021

Weighted average common stock outstanding, basic	7,483,342	7,367,948
Dilutive impact of RSUs	74,666	41,164

Weighted average common stock outstanding, diluted	7,558,008	7,409,112

For
fiscal years 2022 and 2021, the Company excluded 282 and 65,098 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of vested RSUs.

(14)	Concentration of Credit Risk
The Company
maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September
30
,
2022
, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $
4.0
 million. In addition, total cash and cash equivalents include $
54.1
 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(15)	Recently Issued and Adopted Accounting Standards
The Company has reviewed accounting pronouncements issued between November 24, 2021, the filing date of its most recent previously filed Annual Report on Form
10-K,
and December 7, 2022, the filing date of this Annual Report on Form
10-K,
and
has
determined that no accounting pronouncement issued would have a material impact on the Company’s financial position, results of operations, or disclosures.
There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2022.

(16)	Risk and Uncertainties – COVID-19 and Geopolitical Tensions
In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. There is uncertainty around the duration and breadth of the
COVID-19
pandemic, as well as the impact it will have on the Company’s operations. As a result, the ultimate impact on the Company’s business, financial condition, or operating results cannot be reasonably estimated at this time.
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict. The imposition of sanctions and counter sanctions may have an adverse effect on the economic markets generally and could impact the Company’s business, financial condition, and results of operations. Because of the highly uncertain and dynamic nature of these events, the impact of Russia’s invasion of Ukraine on the Company’s business, financial condition, or operating results cannot be reasonably estimated at this time.

(17)	Pending Asset Purchase of the Stance Equity ESG Large Cap Core ETF
On August 29, 2022, the Company announced that it signed a definitive agreement with Stance Capital, LLC and Red Gate Advisers, LLC, among others, to purchase the assets related to the management of the Stance Equity ESG Large Cap Core ETF. The Company filed a Current Report on Form
8-K
regarding this transaction on August 30, 2022.
Upon completion of the transaction, the assets related to the Stance Equity ESG Large Cap Core ETF will be reorganized to become a series of Hennessy Funds Trust named the Hennessy Stance ESG Large Cap ETF.
The transaction is subject to customary closing conditions, including SEC approval of an exemptive order allowing the Hennessy Stance ESG Large Cap ETF to operate under the Portfolio Reference Basket structure licensed by the Blue Tractor Group, as well as approval by the Board of Trustees of Hennessy Funds Trust, the Board of Directors of The RBB Fund, Inc. (of which the Stance Equity ESG Large Cap Core ETF is a series), and the shareholders of the Stance Equity ESG Large Cap Core ETF.

(18)	Subsequent Events
As of December 7, 2022, the filing date of this Annual Report on
Form 10-K,
management evaluated the existence of events occurring subsequent to the end of fiscal year 2022, and determined the following to be subsequent events:
On October 27, 2022, the Company announced a quarterly cash dividend of $0.1375 per share paid on November 30, 2022, to shareholders of record as of November 15, 2022. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2022, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2023 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.” Such information is incorporated by reference as if fully set forth in this report.

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

EQUITY COMPENSATION PLAN INFORMATION

Our Omnibus Plan, which was approved by our shareholders, is the only equity compensation plan under which we may issue our common stock.

	September 30, 2022
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Issuance Under Compensation Plans (2)
Equity compensation plans approved by security holders (1)	188,550	—	1,277,553
Equity compensation plans not approved by security holders	—	—	—

Total	188,550	—	1,277,553

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.
(2)

Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 50% of our outstanding common stock, or 3,785,871 shares, as of the end of fiscal year 2022.

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

Exhibit Index

Set forth below is a list of all exhibits to this Annual Report on Form 10-K, including those incorporated by reference.

Exhibits

3.1	Amended and Restated Articles of Incorporation (11)

3.2	Fifth Amended and Restated Bylaws (13)

4.1	Description of Securities (17)

4.2	Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (16)

4.3	First Supplemental Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (16)

10.1	License Agreement, dated as of April 10, 2000, between the registrant and Netfolio, Inc. (2)

10.2	Investment Advisory Agreement, dated as of March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)

10.3	Investment Advisory Agreement, dated as of October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Core Bond Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4	Investment Advisory Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.5	Amendment to Investment Advisory Agreement, dated as of March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (10)

10.6	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)

10.7	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)

10.8	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and FCI Advisors (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)

10.9	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (7)

10.10	First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (14)

10.11	Amended and Restated Servicing Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Large Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.12	First Amendment to Amended and Restated Servicing Agreement, dated as of March 1, 2015, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (8)

10.13	Second Amendment to Amended and Restated Servicing Agreement, dated as of October 26, 2018, between the registrant and Hennessy Funds Trust (on behalf of all Funds) (15)

10.14	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (6)

10.15	Form of Restricted Stock Unit Award Agreement for Employees (1)(5)

10.16	Form of Restricted Stock Unit Award Agreement for Directors (1)(5)

10.17	Form of Stock Option Award Agreement for Employees (1)(5)

10.18	Form of Stock Option Award Agreement for Directors (1)(5)

10.19	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(13)

10.20	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(9)

10.21	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(13)

10.22	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(15)

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14a Certification of the Principal Executive Officer

31.2	Rule 13a-14a Certification of the Principal Financial Officer

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350

101	Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2022, filed on December 7, 2022, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

104	The Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

Notes:

*

The related schedules to the agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.

(1)	Management contract or compensatory plan or arrangement.

(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333-66970) filed August 6, 2001.

(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872), filed December 4, 2009.

(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872), filed January 17, 2013.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.

(6)	Incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2015 (SEC File No. 000-49872), filed February 21, 2014.

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.

(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2015 (SEC File No. 001-36423), filed November 30, 2015.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.

(10)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.

(14)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423), filed October 20, 2021.

(17)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2021 (SEC File No. 001-36423), filed November 24, 2021.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

Date: December 7, 2022
By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Director
(As a duly authorized officer on behalf of the registrant and as
Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kathryn R. Fahy	Date: December 7, 2022
Kathryn R. Fahy
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date: December 7, 2022
Neil J. Hennessy
Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Daniel B. Steadman	Date: December 7, 2022
Daniel B. Steadman
Executive Vice President and Director

By:	/s/ Henry Hansel	Date: December 7, 2022
Henry Hansel
Director

By:	/s/ Brian A. Hennessy	Date: December 7, 2022
Brian A. Hennessy
Director

By:	/s/ Lydia Knight-O’Riordan	Date: December 7, 2022
Lydia Knight-O’Riordan
Director

By:	/s/ Daniel G. Libarle	Date: December 7, 2022
Daniel G. Libarle
Director

By:	/s/ Rodger Offenbach	Date: December 7, 2022
Rodger Offenbach
Director

By:	/s/ Susan W. Pomilia	Date: December 7, 2022
Susan W. Pomilia
Director

By:	/s/ Thomas L. Seavey	Date: December 7, 2022
Thomas L. Seavey
Director