Form 10-Q
period 2023-03-31
HENNESSY ADVISORS INC
filed 2023-05-10
CIK 1145255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2023, there were 7,576,191 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

i

PART I: FINANCIAL INFORMATION
Item 1: Unaudited Condensed Financial Statements
Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	September 30, 2022
Assets
Current assets
Cash and cash equivalents	$57,869	$58,487
Investments in marketable securities, at fair value	10	9
Investment fee income receivable	1,942	2,051
Prepaid expenses	880	853
Other accounts receivable	245	257

Total current assets	60,946	61,657

Property and equipment, net of accumulated depreciation of $2,162 and $2,057, respectively	328	320
Operating lease right-of-use asset	472	651
Management contracts	81,071	80,868
Other assets	157	156

Total assets	$142,974	$143,652

Liabilities and Stockholders’ Equity
Current liabilities
Accrued liabilities and accounts payable	$1,781	$3,320
Accrued management contract payment	—	210
Operating lease liability	371	367
Income taxes payable	483	820

Total current liabilities	2,635	4,717

Notes payable, net of issuance costs	39,014	38,870
Long-term operating lease liability	93	279
Net deferred income tax liability	14,143	13,488

Total liabilities	55,885	57,354

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, no par value, 22,500,000 shares authorized; 7,575,829 shares issued and outstanding as of March 31, 2023, and 7,571,741 as of September 30, 2022	21,510	20,951
Retained earnings	65,579	65,347

Total stockholders’ equity	87,089	86,298

Total liabilities and stockholders’ equity	$142,974	$143,652

See Notes to Unaudited Condensed Financial Statements

Statements of Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue
Investment advisory fees	$5,435	$7,186	$11,089	$15,124
Shareholder service fees	481	559	972	1,155

Total revenue	5,916	7,745	12,061	16,279

Operating expenses
Compensation and benefits	1,930	2,111	3,788	4,373
General and administrative	1,276	1,163	2,845	2,563
Fund distribution and other	132	178	227	333
Sub-advisory fees	930	1,570	1,899	3,447
Depreciation	56	50	105	103

Total operating expenses	4,324	5,072	8,864	10,819

Net operating income	1,592	2,673	3,197	5,460
Interest expense	562	490	1,125	998
Interest income	(580)	(1)	(1,047)	(3)

Income before income tax expense	1,610	2,184	3,119	4,465
Income tax expense	415	582	805	950

Net income	$1,195	$1,602	$2,314	$3,515

Earnings per share
Basic	$0.16	$0.21	$0.31	$0.47

Diluted	$0.15	$0.21	$0.30	$0.46

Weighted average shares outstanding
Basic	7,574,360	7,478,707	7,573,397	7,475,660

Diluted	7,610,729	7,548,335	7,595,000	7,535,154

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Six Months Ended March 31, 2023
	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298
Net income	—	—	1,119	1,119
Dividends paid	—	—	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	215	2	—	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,750	15	—	15
Stock-based compensation	—	262	—	262

Balance at December 31, 2022	7,573,706	$21,230	$65,425	$86,655

Net income	—	—	1,195	1,195
Dividends paid	—	—	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	199	2	—	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,924	16	—	16
Stock-based compensation	—	262	—	262

Balance at March 31, 2023	7,575,829	$21,510	$65,579	$87,089

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

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$2,314	$3,515
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	105	103
Unrealized gain on marketable securities	(1)	—
Change in right-of-use asset and operating lease liability	(3)	1
Amortization of note issuance costs	144	120
Deferred income taxes	655	1,034
Employee restricted stock forfeiture	—	(15)
Stock-based compensation	524	683
Change in operating assets and liabilities
Investment fee income receivable	109	192
Prepaid expenses	(27)	152
Other accounts receivable	12	(22)
Other assets	(1)	83
Accrued liabilities and accounts payable	(1,539)	(1,678)
Income taxes payable	(337)	(625)

Net cash provided by operating activities	1,955	3,543

Cash flows from investing activities
Purchases of property and equipment	(113)	(100)
Payments related to management contracts	(413)	—

Net cash used in investing activities	(526)	(100)

Cash flows from financing activities
Proceeds from issuance of notes, net of underwriting discount	—	39,042
Payment of issuance costs on notes	—	(435)
Repurchase of vested employee restricted stock for tax withholding	—	(37)
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	4	3
Dividend payments	(2,051)	(2,017)

Net cash (used in) provided by financing activities	(2,047)	36,556

Net (decrease) increase in cash and cash equivalents	(618)	39,999
Cash and cash equivalents at the beginning of the period	58,487	15,836

Cash and cash equivalents at the end of the period	$57,869	$55,835

Supplemental disclosures of cash flow information
Cash paid for income taxes	$487	$541
Cash paid for interest	$981	$878
Dividend reinvestment issued in shares	$31	$38
See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation
The accompanying condensed balance sheet as of September 30, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form
10-Q.
In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2023, the Company’s operating results for the three and six months ended March 31, 2023 and 2022, and the Company’s cash flows for the six months ended March 31, 2023 and 2022. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2022, which are included in the Company’s Annual Report on
Form 10-K
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
mutual funds and one
exchange-traded
fund (“ETF”) branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Energy Transition Fund, the Hennessy Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund (collectively, the “Hennessy Mutual Funds”), as well as to the Hennessy Stance ESG ETF (previously named the Hennessy Stance ESG Large Cap ETF). The Company also provides shareholder services to investors in the Hennessy Mutual Funds.

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

The Company earn
s shareholder service fees from Investor Class shares of the Hennessy Mutual Funds by, among other things, maintaining a toll-free
number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds or to get help with processing exchange and redemption requests or changing account options. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers.
The Company waives a portion of its fees with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going-forward
basis.
The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)	Management Contracts Purchased
Throughout its history, the Company has completed 11 purchases of the assets related to the management of 31 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2022, by applying the income approach and is based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of March 31, 2023, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

Under Accounting Standards Codification 350 — Intangibles – Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reviews the useful life of the management contracts each reporting period to determine if they continue to have an indefinite useful life.
The Company completed its most recent asset purchase on December 22, 2022, when it purchased certain assets related to the management of the Stance Equity ESG Large Cap Core ETF (the “Stance ETF”). This asset purchase added approximately $
43
 million to the Company’s assets under management at the time of closing. The purchase was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of August 29, 2022, among the Company, Stance Capital, LLC, and Red Gate Advisers, LLC, among others. Upon completion of the transaction, the assets related to the management of the Stance ETF were reorganized into a newly formed series of Hennessy Funds Trust named the Hennessy Stance ESG ETF. In connection with the transaction, Stance Capital, LLC and Vident Investment Advisory, LLC became sub-advisors
to the Hennessy Stance ESG ETF.

(3)	Investment Advisory Agreements
The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16
 Hennessy Mutual Funds and the Hennessy Stance ESG ETF.
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
The Company has entered into
sub-advisory
agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, and the Hennessy Stance ESG ETF. Under each of these sub-advisory
agreements, the
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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$57,462	$—	$—	$57,462
Mutual fund investments	10	—	—	10

Total	$57,472	$—	$—	$57,472

Amounts included in:
Cash and cash equivalents	$57,462	$—	$—	$57,462
Investments in marketable securities	10	—	—	10

Total	$57,472	$—	$—	$57,472

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(In thousands)
Money market fund deposits	$54,225	$—	$—	$54,225
Mutual fund investments	9	—	—	9

Total	$54,234	$—	$—	$54,234

Amounts included in:
Cash and cash equivalents	$54,225	$—	$—	$54,225
Investments in marketable securities	9	—	—	9

Total	$54,234	$—	$—	$54,234

There were
no
transfers between levels during the three months ended March 31, 2023, or the year ended September 30, 2022.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.
The fair value of the 2026 Notes (see Note 7) was approximately $37.29 million as of March 31, 2023, based on the last trading price of the notes on that date (Level 1).

(5)	Leases
The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right-of-use
assets and current and
long-term
operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which created a long-term
operating lease as of such date. Upon renewal of the lease, the Company recorded a right-of-use
asset of $1.1 million on its balance sheet. The renewed lease expires on July 31, 2024. There were no other long-term
operating leases as of March 31, 2023, and September 30, 2022.

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

March 31, 2023
(In thousands, except years and percentages)
Operating lease right-of-use assets	$472
Current operating lease liability	$371
Long-term operating lease liability	$93
Weighted average remaining lease term	1.3
Weighted average discount rate	0.90%
For the six months ended March 31, 2023, rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.3 million.
The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

March 31, 2023
(In thousands)
Remainder of fiscal year 2023	$188
Fiscal year 2024	286

Total undiscounted cash flows	474

Present value discount	(10)

Total operating lease liabilities	464

(6)	Accrued Liabilities and Accounts Payable
Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	March 31, 2023	September 30, 2022

	(In thousands)
Accrued bonus liabilities	$944	$2,207
Accrued sub-advisor fees	299	336
Other accrued expenses	538	777

Total accrued liabilities and accounts payable	$1,781	$3,320

(7)	Debt Outstanding
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
The Company’s effective income tax rates for the six months ended March 31, 2023 and 2022, were 25.8% and 21.3%, respectively. For the six months ended March 31, 2022, the effective income tax rate was lower than the federal statutory rate due to the recognition of a tax benefit related to a California tax refund of $0.2 million.
The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2023, the Company has identified 22 state tax jurisdictions in which it is subject to income tax.

(9)	Commitments and Contingencies
In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. The contractual expense ratio limitations with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund expire February 28, 2024. The contractual expense ratio limitation with respect to the Hennessy Stance ESG ETF expires December 31, 2024. Total fees waived during the six months ended March 31, 2023 and March 31, 2022, were $
0.08 million and $0.05 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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
compensation expense on a
straight-line
basis over the four-year vesting term of each award.
A summary of RSU activity is as follows:

	Six Months Ended March 31, 2023
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	315,561	$8.15
Granted	—	—
Vested (1)	(63,506)	(8.26)
Forfeited	—	—

Non-vested balance at end of period	252,055	$8.12

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.
Additional information related to RSUs is as follows:

March 31, 2023
(In thousands, except years)
Total expected compensation expense related to RSUs	$18,143
Recognized compensation expense related to RSUs	(16,095)

Unrecognized compensation expense related to RSUs	$2,048

Weighted average remaining years to expense for RSUs	2.6

Dividend Reinvestment and Stock Purchase Plan
In January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued
4,088 and 3,938 shares of common stock during the six months ended March 31, 2023 and 2022, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,448,757 shares remained available for issuance as of
March 31, 2023.
Stock Buyback Program
In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, a total of 1,096,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2023.

(11)	Earnings per Share and Dividends per Share
Basic earnings per share is determined by dividing net earnings by the w eight
ed average number of shares of common stock outstanding, while diluted earnings per share is determined by dividing net earnings by the weighted average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents, which consist of RSUs.
For the six months ended March 31, 2023 and 2022, the Company excluded 98,991 and 357 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested
RSUs.
The Company paid a quarterly cash dividend of $0.1375 per share on March 6, 2023, to shareholders of record as of February 21, 2023.

(12)	Recently Issued and Adopted Accounting Standards
The Company has reviewed accounting pronouncements issued between the filing date of its most recent Form
10-K,
which was December 7, 2022, and the filing date of this Form
10-Q
and h
as
determined that no accounting pronouncements issued would have a material impact on the Company’s financial position, results of operations, or disclosures.

(13)	Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material events occurred during this period that require recognition or disclosure, other than disclosed below.
On April 26, 2023, the Company announced that it has signed a definitive agreement with Community Capital Management, LLC (“CCM”) related to the management of the CCM Core Impact Equity Fund and the CCM
Small/Mid-Cap
Impact Value Fund (the “CCM Equity Funds”). The Company filed a Current Report on Form
8-K
regarding this transaction on April 26, 2023.

The definitive agreement includes customary representations, warranties, and covenants of the parties to the agreement. It provides for payment by the Company to be made upon closing equal to 1.25% of the aggregate current net asset value of the CCM Equity Funds measured as of the close of business two trading days prior to the closing date of the transaction. The Company expects to complete the transaction during calendar 2023.
Upon completion of the transaction, the CCM Equity Funds will be reorganized into the Hennessy Stance ESG ETF. The Company is the investment advisor of the Hennessy Stance ESG ETF and Stance Capital, LLC and Vident Investment Advisory, LLC are investment sub-advisors
to the Hennessy Stance ESG ETF.
The transaction is subject to customary closing conditions, including the approval of the CCM Equity Funds shareholders.

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

Overview

Our primary business activity is providing investment advisory services to a family of 16 open-end mutual funds and one ETF branded as the Hennessy Funds. We manage 12 of the 17 Hennessy Funds internally. For the remaining five funds, we have delegated the day-to-day portfolio management responsibilities to sub-advisors, subject to our oversight. We oversee the selection and continued employment of each sub-advisor, review each fund’s investment performance, and monitor each sub-advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub-advisors and make onsite visits to sub-advisors, as feasible. Our secondary business activity is providing shareholder services to investors in the Hennessy Mutual Funds.

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

On a total return basis, the Dow Jones Industrial Average was up 17.09% for the six months ended March 31, 2023. During the most recent quarter, equity prices advanced as investors started to see signs that inflation may be slowing and that the Federal Reserve may cut interest rates in the coming months. While the Federal Reserve indicates that it remains vigilant in fighting inflation, investors have turned their attention to slowing economic growth forecasts, as well as the more recent failure of two mid-sized banks. While it appears, at least for the moment, that these bank failures may be isolated in nature, investors have started to look at the broader banking system with more skepticism. Notwithstanding an unemployment rate of 3.5%, the U.S. economy is only forecasted to grow 1.0% in 2023, according to estimates compiled by Bloomberg. Higher interest rate levels combined with the possibility of tighter credit conditions has heightened concerns that an already slowing economy could go into recession at some point in the next year.

Long-term U.S. bond yields decreased during the three months ended March 31, 2023, as weak economic growth prospects coupled with recent bank failures have put investors on notice that interest rate cuts could be a reality at some point in 2023. According to estimates compiled by Bloomberg, the consumer price index, a key measure of inflation, is expected to rise 4.3% on an annualized basis in 2023. While this rate is well below the 8.0% rise in 2022, it is still above the Federal Reserve’s target rate. Despite steady job growth and low unemployment, inflation is expected to moderate, though, in the years ahead. Some investors now expect an interest rate cut as soon as this July.

The Japanese equity market was up 20.39% in U.S. dollar terms over the six months ended March 31, 2023, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher following the surprise announcement that Bank of Japan Governor Kuroda would leave interest rate policy unchanged earlier this year. Investor attention will now be focused on the new governor, Kazuo Ueda, who replaced Kuroda in early April 2023.

In the six months ended March 31, 2023, 15 out of 17 Hennessy Funds generated positive returns. Over the longer term, all Hennessy Funds with at least 10 years of operating history posted positive returns in each of the five-year and ten-year periods ended March 31, 2023. In the three-year period ended March 31, 2023, 14 of the Hennessy Funds posted positive annualized returns, with the exception of the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, and the Hennessy Large Cap Financial Fund.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy-and-hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing market insights, sector highlights, and other resources to help them manage their fund investments with confidence. We operate a robust and leading-edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors, in addition to retail investors. We utilize this technology both to help retain assets and drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to over 137,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,600 financial advisors who utilize the Hennessy Funds on behalf of their clients, including approximately 130 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 350 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of March 31, 2023, was $2.8 billion, a decrease of $1.0 billion, or 25.2%, compared to March 31, 2022. The decrease in total assets was attributable to net outflows of the Hennessy Funds and market depreciation.

The following table illustrates the quarter-by-quarter changes in our assets under management since March 31, 2022:

	Fiscal Quarter Ended

	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022

	(In thousands)
Beginning assets under management	$3,009,458	$2,895,717	$3,155,566	$3,804,028	$4,072,849
Acquisition inflows	—	43,088	—	—	—
Organic inflows	85,950	130,721	115,526	183,662	209,842
Redemptions	(276,391)	(314,704)	(209,600)	(351,556)	(346,572)
Market appreciation (depreciation)	24,946	254,636	(165,775)	(480,568)	(132,091)

Ending assets under management	$2,843,963	$3,009,458	$2,895,717	$3,155,566	$3,804,028

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since March 31, 2022:

	Fiscal Quarter Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
			(In thousands)
Hennessy Mutual Funds
Investor Class	$1,949,124	$1,949,185	$2,026,122	$2,141,224	$2,265,309
Institutional Class	993,086	1,090,937	1,185,369	1,297,907	1,564,037
Hennessy Stance ESG ETF	43,692	4,125	—	—	—

Average assets under management	$2,985,902	$3,044,247	$3,211,491	$3,439,131	$3,829,346

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of March 31, 2023, this asset had a net balance of $81.1 million, compared to $80.9 million as of September 30, 2022. The increase was due to the purchase of assets related to the management of the Stance ETF.

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

The 2026 Notes are the principal liability on our balance sheet at $39.0 million, net of issuance costs.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,

	2023		2022

	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$5,435	91.9%	$7,186	92.8%
Shareholder service fees	481	8.1	559	7.2

Total revenue	5,916	100.0	7,745	100.0

Operating expenses
Compensation and benefits	1,930	32.6	2,111	27.3
General and administrative	1,276	21.6	1,163	15.0
Fund distribution and other	132	2.2	178	2.3
Sub-advisory fees	930	15.7	1,570	20.3
Depreciation	56	1.0	50	0.6

Total operating expenses	4,324	73.1	5,072	65.5

Net operating income	1,592	26.9	2,673	34.5
Interest expense	562	9.5	490	6.3
Interest income	(580)	(9.8)	(1)	(0.0)

Income before income tax expense	1,610	27.2	2,184	28.2
Income tax expense	415	7.0	582	7.5

Net income	$1,195	20.2%	$1,602	20.7%

	Six Months Ended March 31,

	2023		2022

	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue

	(In thousands, except percentages)
Revenue
Investment advisory fees	$11,089	91.9%	$15,124	92.9%
Shareholder service fees	972	8.1	1,155	7.1

Total revenue	12,061	100.0	16,279	100.0

Operating expenses
Compensation and benefits	3,788	31.4	4,373	26.9
General and administrative	2,845	23.6	2,563	15.7
Fund distribution and other	227	1.9	333	2.0
Sub-advisory fees	1,899	15.7	3,447	21.2
Depreciation	105	0.9	103	0.7

Total operating expenses	8,864	73.5	10,819	66.5

Net operating income	3,197	26.5	5,460	33.5
Interest expense	1,125	9.3	998	6.1
Interest income	(1,047)	(8.7)	(3)	(0.0)

Income before income tax expense	3,119	25.9	4,465	27.4
Income tax expense	805	6.7	950	5.8

Net income	$2,314	19.2%	$3,515	21.6%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, total revenue decreased by 23.6%, from $7.7 million to $5.9 million, investment advisory fees decreased by 24.4%, from $7.2 million to $5.4 million, and shareholder service fees decreased by 14.0%, from $0.56 million to $0.48 million. Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, total revenue decreased by 25.9%, from $16.3 million to $12.1 million, investment advisory fees decreased by 26.7%, from $15.1 million to $11.1 million, and shareholder service fees decreased by 15.8%, from $1.2 million to $1.0 million.

In both periods, the decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee. In each case, the decrease in average daily net assets was attributable primarily to net outflows.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2023, was $3.0 billion, which represents a decrease of $0.8 billion, or 22.0%, compared to the three months ended March 31, 2022, and average daily net assets for the six months ended March 31, 2023, was $3.0 billion, which represents a decrease of $1.0 billion, or 24.0%, compared to the six months ended March 31, 2022. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2023, was the Hennessy Focus Fund, with $0.7 billion in each period. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub-advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2023, was the Hennessy Gas Utility Fund, with $0.5 billion in each period. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of March 31, 2023, was $2.8 billion, a decrease of $1.0 billion, or 25.2%, compared to March 31, 2022. The decrease in total assets was attributable to net outflows of the Hennessy Funds and market depreciation.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended March 31, 2023
Fund Name	Amount
Hennessy Japan Small Cap Fund	$10 million
Hennessy Cornerstone Mid Cap 30 Fund	$5 million
Hennessy Midstream Fund	$2 million

Six Months Ended March 31, 2023
Fund Name	Amount
Hennessy Japan Small Cap Fund	$14 million
Hennessy Cornerstone Mid Cap 30 Fund	$4 million
Hennessy Midstream Fund	$1 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended March 31, 2023
Fund Name	Amount
Hennessy Japan Fund	$(119) million
Hennessy Gas Utility Fund	$(27) million
Hennessy Focus Fund	$(24) million

Six Months Ended March 31, 2023
Fund Name	Amount
Hennessy Japan Fund	$(140) million
Hennessy Focus Fund	$(133) million
Hennessy Gas Utility Fund	$(63) million

Redemptions as a percentage of assets under management were an average of 3.0% per month during both the three months ended March 31, 2022, and March 31, 2023. Redemptions as a percentage of assets under management increased from an average of 2.5% per month during the six months ended March 31, 2022, to an average of 3.2% per month during the six months ended March 31, 2023.

Operating Expenses

Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, total operating expenses decreased by 14.7%, from $5.1 million to $4.3 million. As a percentage of total revenue, total operating expenses increased 7.6 percentage points to 73.1%.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, total operating expenses decreased by 18.1%, from $10.8 million to $8.9 million. As a percentage of total revenue, total operating expenses increased 7.0 percentage points to 73.5%.

In both periods, the dollar value decrease in operating expenses was due to decreases in all expense categories other than general and administrative expense and depreciation expense, which moderately increased.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, compensation and benefits expense decreased by 8.6%, from $2.1 million to $1.9 million. As a percentage of total revenue, compensation and benefits expense increased 5.3 percentage points to 32.6%.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, compensation and benefits expense decreased by 13.4%, from $4.4 million to $3.8 million. As a percentage of total revenue, compensation and benefits expense increased 4.5 percentage points to 31.4%.

In both periods, the dollar value decrease in compensation and benefits expense was due to a decrease in incentive-based compensation.

General and Administrative Expense: Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, general and administrative expense increased by 9.7%, from $1.2 million to $1.3 million. As a percentage of total revenue, general and administrative expense increased 6.6 percentage points to 21.6%.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, general and administrative expense increased by 11.0%, from $2.6 million to $2.8 million. As a percentage of total revenue, general and administrative expense increased 7.9 percentage points to 23.6%.

In both periods, the increase in general and administrative expense was primarily due to increased professional services expense.

Fund Distribution and Other Expense: Fund distribution and other expense consists primarily of third-party fees incurred by us for distribution of the Hennessy Funds and also for the operations of the Hennessy Stance ESG ETF. Fund distribution and other expense does not include sub-advisory fees, which are shown separately.

The distribution component of fund distribution and other expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset-based fee, which is recorded as a fund distribution expense to the extent paid by us. The Hennessy Mutual Funds, but not the Hennessy Stance ESG ETF, may be purchased directly and when purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an institution are less than a threshold amount. In such cases, we pay the minimum fee.

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

The other component of fund distribution and other expense consists of fees incurred by us for the operations of the Hennessy Stance ESG ETF. We receive a unitary investment advisory fee from the Hennessy Stance ESG ETF and then pay all of its operating expenses (with limited exceptions), including fund administration, fund accounting, transfer agency, custody, licensing, audit, and tax services.

Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, fund distribution and other expense decreased by 25.8%, from $0.18 million to $0.13 million. As a percentage of total revenue, fund distribution and other expense decreased 0.1 percentage points to 2.2%.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, fund distribution and other expense decreased by 31.8%, from $0.33 million to $0.23 million. As a percentage of total revenue, fund distribution and other expense decreased 0.1 percentage points to 1.9%.

In both periods, the decrease in fund distribution and other expense was primarily due to decreased average daily net assets of the Hennessy Funds.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, sub-advisory fees expense decreased by 40.8%, from $1.6 million to $0.9 million. As a percentage of total revenue, sub-advisory expense decreased 4.6 percentage points to 15.7%.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, sub-advisory fees expense decreased by 44.9%, from $3.4 million to $1.9 million. As a percentage of total revenue, sub-advisory expense decreased 5.5 percentage points to 15.7%.

In both periods, the decrease in sub-advisory expense was due to decreased average daily net assets of the sub-advised Hennessy Funds, with an additional decrease as a result of us no longer paying sub-advisory fees with respect to the Hennessy Energy Transition Fund and the Hennessy Midstream Fund after January 31, 2022.

Depreciation Expense: Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, depreciation expense increased by 12.0%, from $0.05 million to $0.06 million. As a percentage of total revenue, depreciation expense increased 0.4 percentage points to 1.0%.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, depreciation expense increased by 1.9%, from $0.10 million to $0.11 million. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.9%.

In both periods, the dollar value increase in depreciation expense resulted from new fixed asset purchases, partially offset by the write-off of fully depreciated assets.

Interest Expense

Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, interest expense increased from $0.5 million to $0.6 million. The increase in interest expense was due to the manner in which interest expense is calculated under accounting principles generally accepted in the United States. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, interest expense increased from $1.0 million to $1.1 million. The increase in interest expense was due to a full period of 2026 Notes interest expense in the current period. The 2026 Notes were issued on October 20, 2021, and therefore incurred a partial period of interest expense in the prior comparable period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, interest income increased from $0.001 million to $0.6 million. Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, interest income increased from $0.003 million to $1.0 million. In both periods, the increase in interest income was due to rising interest rates.

Income Tax Expense

Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, income tax expense decreased by 28.7%, from $0.6 million to $0.4 million. Comparing the six months ended March 31, 2022, to the six months ended March 31, 2023, income tax expense decreased by 15.3%, from $1.0 million to $0.8 million.

In both periods, the decrease in income tax expense was due primarily to lower net operating income in the current period, partly offset by a lower effective income tax rate in the prior period as previously discussed in the notes to the financial statements.

Net Income

Comparing the three months ended March 31, 2022, to the three months ended March 31, 2023, net income decreased by 25.4%, from $1.6 million to $1.2 million. Comparing the six months ended March 31, 2022, to the six months ended March 31, 2022, net income decreased by 34.2%, from $3.5 million to $2.3 million.

In both periods, the decrease in net income was primarily due to decreased assets under management, which resulted in lower revenues and net operating income.

Critical Accounting Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies and estimates that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2023, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

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

Our total assets under management as of March 31, 2023, was $2.8 billion, a decrease of $1.0 billion, or 25.2%, compared to March 31, 2022. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended March 31, 2023, was $3.0 billion, a decrease of $0.8 billion, or 22.0%, compared to the three months ended March 31, 2022. As of March 31, 2023, we had cash and cash equivalents of $57.9 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Six Months Ended March 31,

	2023	2022

	(In thousands)
Net cash provided by operating activities	$1,955	$3,543
Net cash used in investing activities	(526)	(100)
Net cash (used in) provided by financing activities	(2,047)	36,556

Net (decrease) increase in cash and cash equivalents	$(618)	$39,999

The decrease in cash provided by operating activities of $1.6 million was mainly due to decreased net income in the current period.

The increase in cash used in investing activities of $0.4 million was due to the purchase of assets related to the management of the Stance ETF in the current period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6.	Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101	Financial statements from the Quarterly Report on Form 10-Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2023, filed on May 10, 2023, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 10, 2023	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President