Form 10-Q
period 2023-06-30
HENNESSY ADVISORS INC
filed 2023-08-02
CIK 1145255

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐         No ☒

As of July 31, 2023, there were 7,578,652 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

TABLE OF CONTENTS

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$59,399	$58,487
Investments in marketable securities, at fair value	10	9
Investment fee income receivable	1,920	2,051
Prepaid expenses	750	853
Other accounts receivable	237	257
Total current assets	62,316	61,657
Property and equipment, net of accumulated depreciation of $2,221 and $2,057, respectively	319	320
Operating lease right-of-use asset	383	651
Management contracts	81,221	80,868
Other assets	157	156
Total assets	$144,396	$143,652
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$2,569	$3,320
Accrued management contract payment	62	210
Operating lease liability	372	367
Income taxes payable	486	820
Total current liabilities	3,489	4,717
Notes payable, net of issuance costs	39,089	38,870
Long-term operating lease liability	-	279
Net deferred income tax liability	14,393	13,488
Total liabilities	56,971	57,354
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,578,432 shares issued and outstanding as of June 30, 2023, and 7,571,741 as of September 30, 2022	21,772	20,951
Retained earnings	65,653	65,347
Total stockholders' equity	87,425	86,298
Total liabilities and stockholders' equity	$144,396	$143,652

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue
Investment advisory fees	$5,236	$6,375	$16,325	$21,499
Shareholder service fees	465	534	1,437	1,689
Total revenue	5,701	6,909	17,762	23,188
Operating expenses
Compensation and benefits	1,942	1,987	5,730	6,360
General and administrative	1,304	1,227	4,149	3,790
Fund distribution and other	116	117	343	450
Sub-advisory fees	898	1,195	2,797	4,642
Depreciation	59	52	164	155
Total operating expenses	4,319	4,578	13,183	15,397
Net operating income	1,382	2,331	4,579	7,791
Interest expense	565	562	1,690	1,560
Interest income	(711)	(17)	(1,758)	(20)
Income before income tax expense	1,528	1,786	4,647	6,251
Income tax expense	412	485	1,217	1,435
Net income	$1,116	$1,301	$3,430	$4,816
Earnings per share
Basic	$0.15	$0.17	$0.45	$0.64
Diluted	$0.15	$0.17	$0.45	$0.63
Weighted average shares outstanding
Basic	7,576,790	7,480,796	7,574,528	7,477,372
Diluted	7,605,689	7,577,134	7,597,167	7,548,851
Cash dividends declared per share	$0.14	$0.14	$0.41	$0.41

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2023
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298
Net income	-	-	1,119	1,119
Dividends paid	-	-	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	215	2	-	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,750	15	-	15
Stock-based compensation	-	262	-	262
Balance at December 31, 2022	7,573,706	$21,230	$65,425	$86,655
Net income	-	-	1,195	1,195
Dividends paid	-	-	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	199	2	-	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,924	16	-	16
Stock-based compensation	-	262	-	262
Balance at March 31, 2023	7,575,829	$21,510	$65,579	$87,089
Net income	-	-	1,116	1,116
Dividends paid	-	-	(1,042)	(1,042)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	402	3	-	3
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,201	16	-	16
Stock-based compensation	-	260	-	260
Employee restricted stock forfeiture	-	(17)	-	(17)
Balance at June 30, 2023	7,578,432	$21,772	$65,653	$87,425

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2022
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262
Net income	-	-	1,913	1,913
Dividends paid	-	-	(1,027)	(1,027)
Employee restricted stock vested	10,000	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(3,458)	(31)	(6)	(37)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	193	2	-	2
Shares issued for dividend reinvestment pursuant to the
2021 Dividend Reinvestment and Stock Purchase Plan	1,729	19	-	19
Stock-based compensation	-	388	-	388
Employee restricted stock forfeiture	-	(3)		(3)
Balance at December 31, 2021	7,478,048	$20,339	$64,178	$84,517
Net income	-	-	1,602	1,602
Dividends paid	-	-	(1,028)	(1,028)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	64	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,952	19	-	19
Stock-based compensation	-	295	-	295
Employee restricted stock forfeiture	-	(12)	-	(12)
Balance at March 31, 2022	7,480,064	$20,642	$64,752	$85,394
Net income	-	-	1,301	1,301
Dividends paid	-	-	(1,028)	(1,028)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,919	20	-	20
Stock-based compensation	-	291	-	291
Balance at June 30, 2022	7,482,128	$20,954	$65,025	$85,979

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$3,430	$4,816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	164	155
Unrealized gain on marketable securities	(1)	-
Change in right-of-use asset and operating lease liability	(6)	2
Amortization of note issuance costs	219	192
Deferred income taxes	905	1,253
Employee restricted stock forfeiture	(17)	(15)
Stock-based compensation	784	974
Change in operating assets and liabilities
Investment fee income receivable	131	627
Prepaid expenses	103	252
Other accounts receivable	20	(6)
Other assets	(1)	35
Accrued liabilities and accounts payable	(751)	(1,408)
Income taxes payable	(334)	(626)
Net cash provided by operating activities	4,646	6,251
Cash flows from investing activities
Purchases of property and equipment	(163)	(156)
Payments related to management contracts	(501)	-
Net cash used in investing activities	(664)	(156)
Cash flows from financing activities
Proceeds from issuance of notes, net of underwriting discount	-	39,042
Payment of issuance costs on notes	-	(435)
Repurchase of vested employee restricted stock for tax withholding	-	(37)
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	7	4
Dividend payments	(3,077)	(3,025)
Net cash (used in) provided by financing activities	(3,070)	35,549
Net increase in cash and cash equivalents	912	41,644
Cash and cash equivalents at the beginning of the period	58,487	15,836
Cash and cash equivalents at the end of the period	$59,399	$57,480
Supplemental disclosures of cash flow information
Cash paid for income taxes	$646	$810
Cash paid for interest	$1,472	$1,368
Dividend reinvestment issued in shares	$47	$58

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying condensed balance sheet as of September 30, 2022, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2023, the Company’s operating results for the three and nine months ended June 30, 2023 and 2022, and the Company’s cash flows for the nine months ended June 30, 2023 and 2022. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2022, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2022.

The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds and one exchange‑traded fund (“ETF”) branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Energy Transition Fund, the Hennessy Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund (collectively, the “Hennessy Mutual Funds”), as well as to the Hennessy Stance ESG ETF. The Company also provides shareholder services to investors in the Hennessy Mutual Funds.

          The employee retention credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees and allowed claims through December 31, 2021, by eligible employers who retained employees during the Covid-19 pandemic. The Company filed Form 941-X to request an ERC from the Internal Revenue Service. In May 2023, the Company received an ERC of approximately $0.3 million plus accrued interest. For-profit entities do not have specific guidance to apply under accounting principles generally accepted in the United States to account for ERCs and therefore follow guidance in accordance with Accounting for Government Grants and Disclosure of Government Assistance (IAS 20). In accordance with IAS 20, the Company is netting the credit against related payroll expense in the current period.

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

●

acting as portfolio manager for the fund or overseeing the sub‑advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of soft dollars for the fund, and managing proxy voting for the fund;

●	performing a daily reconciliation of portfolio positions and cash for the fund;

●	monitoring the liquidity of the fund;

●	monitoring the fund’s compliance with its investment objectives and restrictions and federal securities laws;

●

maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub‑advisor), including their codes of ethics, as appropriate, conducting onsite visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, directors and officers and errors and omissions insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

●

if applicable, overseeing the selection and continued employment of the fund’s sub‑advisor, reviewing the fund’s investment performance, and monitoring the sub‑advisor’s adherence to the fund’s investment objectives, policies, and restrictions;

●

overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales, marketing, public relations, audit, information technology, and legal services to the fund;

●	maintaining in‑house marketing and distribution departments on behalf of the fund;

●	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

●	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12‑month period;

●	monitoring and overseeing the accessibility of the fund on third‑party platforms;

●

paying the incentive compensation of the fund’s compliance officer and employing other staff such as legal, marketing, national accounts, distribution, sales, administrative, and trading oversight personnel, as well as management executives;

●	providing a quarterly compliance certification to the Board of Trustees of Hennessy Funds Trust (the “Funds’ Board of Trustees”); and

●

preparing or reviewing materials for the Funds’ Board of Trustees, presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The Company earns shareholder service fees from Investor Class shares of the Hennessy Mutual Funds by, among other things, maintaining a toll‑free number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds and actively participating as a liaison between investors in the Hennessy Funds and U.S. Bank Global Fund Services. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers.

The Company waives a portion of its fees with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going‑forward basis.

The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)	Management Contracts Purchased

Throughout its history, the Company has completed 11 purchases of the assets related to the management of 31 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2022, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of June 30, 2023, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

In the current period, the Company capitalized $0.1 million in legal costs related to the transaction. Upon completion of the transaction, the CCM Equity Funds will be reorganized into the Hennessy Stance ESG ETF. The transaction is subject to customary closing conditions, including the approval of the CCM Equity Funds’ shareholders.

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

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, and the Hennessy Stance ESG ETF. Under each of these sub-advisory agreements, the sub‑advisor is responsible for the investment and reinvestments of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub‑advisors are subject to the direction, supervision, and control of the Company and the Funds’ Board of Trustees. The sub‑advisory agreements must be renewed annually (except in limited circumstances) in the same manner as, and are subject to the same termination provisions as, the investment advisory agreements.

In exchange for the sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisory fees to the sub-advisors out of its own assets. Sub‑advisory fees are calculated as a percentage of the applicable sub‑advised fund’s average daily net asset value.

(4)	Fair Value Measurements

The Company applies Accounting Standards Codification 820 — Fair Value Measurement for all financial assets and liabilities, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” It also establishes a fair value hierarchy consisting of the following three levels that prioritize the inputs to the valuation techniques used to measure fair value:

●	Level 1 – Unadjusted, quoted prices in active markets for identical assets or liabilities that an entity has the ability to access at the measurement date;

●

Level 2 – Other significant observable inputs (including, but not limited to, quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and model‑derived valuations in which all significant inputs and significant value drivers are observable in active markets); and

●

Level 3 – Significant unobservable inputs (including the entity’s own assumptions about what market participants would use to price the asset or liability based on the best available information) when observable inputs are not available.

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$58,633	$-	$-	$58,633
Mutual fund investments	10	-	-	10
Total	$58,643	$-	$-	$58,643
Amounts included in:
Cash and cash equivalents	$58,633	$-	$-	$58,633
Investments in marketable securities	10	-	-	10
Total	$58,643	$-	$-	$58,643

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$54,225	$-	$-	$54,225
Mutual fund investments	9	-	-	9
Total	$54,234	$-	$-	$54,234
Amounts included in:
Cash and cash equivalents	$54,225	$-	$-	$54,225
Investments in marketable securities	9	-	-	9
Total	$54,234	$-	$-	$54,234

There were no transfers between levels during the three months ended June 30, 2023, or the year ended September 30, 2022.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $36.93 million as of June 30, 2023, based on the last trading price of the notes on that date (Level 1).

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which created a long‑term operating lease as of such date. Upon renewal of the lease, the Company recorded a right‑of‑use asset of $1.1 million on its balance sheet. The renewed lease expires on July 31, 2024. There were no other long‑term operating leases as of June 30, 2023, and September 30, 2022.

Right‑of‑use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right‑of‑use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right‑of‑use assets or operating lease liabilities. Leases with initial terms of 12 months or less, and certain office equipment leases that are deemed insignificant, are not recorded on the balance sheet and are expensed as incurred and included within rent expense under general and administrative expense. Lease expense related to operating leases is recognized on a straight-line basis over the expected lease terms.

The Company’s most significant leases are real estate leases of office facilities. The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Dallas, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Only the office lease in Novato, California has been capitalized because the other operating leases have terms of 12 months or less, including leases that are month‑to‑month in nature. The classification of the Company’s operating lease right-of-use assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

June 30, 2023
(In thousands, except years and percentages)
Operating lease right-of-use assets	$383
Current operating lease liability	$372
Long-term operating lease liability	$-
Weighted average remaining lease term	1.1
Weighted average discount rate	0.90%

For the nine months ended June 30, 2023, rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.4 million.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

June 30, 2023
(In thousands)
Remainder of fiscal year 2023	$95
Fiscal year 2024	286
Total undiscounted cash flows	381
Present value discount	(9)
Total operating lease liabilities	372

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	June 30, 2023	September 30, 2022
	(In thousands)
Accrued bonus liabilities	$1,728	$2,207
Accrued sub-advisor fees	307	336
Other accrued expenses	534	777
Total accrued liabilities and accounts payable	$2,569	$3,320

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the nine months ended June 30, 2023 and 2022, were 26.2% and 23.0%, respectively. For the nine months ended June 30, 2022, the effective income tax rate was lower than the federal statutory rate due to the recognition of a tax benefit related to a California tax refund of $0.2 million.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions. As of June 30, 2023, the Company has identified 22 state tax jurisdictions in which it is subject to income tax.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. The contractual expense ratio limitations with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund expire February 28, 2024. The contractual expense ratio limitation with respect to the Hennessy Stance ESG ETF expires December 31, 2024. Total fees waived during the nine months ended June 30, 2023 and June 30, 2022, were $0.11 million and $0.08 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

The Company has no other commitments and no significant contingencies with original terms in excess of one year.

(10)	Equity

Amended and Restated 2013 Omnibus Incentive Plan

The Company has adopted, and the Company’s shareholders have approved, the Amended and Restated 2013 Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, participants may be granted restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years at a rate of 25% per year. The Company recognizes stock‑based compensation expense on a straight‑line basis over the four-year vesting term of each award.

A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2023
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	315,561	$8.15
Granted	-	-
Vested (1)	(95,009)	(8.26)
Forfeited	(5,361)	(8.12)
Non-vested balance at end of period	215,191	$8.11

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

June 30, 2023
(In thousands, except years)
Total expected compensation expense related to RSUs	$18,082
Recognized compensation expense related to RSUs	(16,338)
Unrecognized compensation expense related to RSUs	$1,744
Weighted average remaining years to expense for RSUs	2.5

Dividend Reinvestment and Stock Purchase Plan

In January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 6,691 and 6,002 shares of common stock during the nine months ended June 30, 2023 and 2022, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,446,154 shares remained available for issuance as of June 30, 2023.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, a total of 1,096,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2023.

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

For the nine months ended June 30, 2023 and 2022, the Company excluded 99,869 and 241 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on June 5, 2023, to shareholders of record as of May 23, 2023.

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

On July 14, 2023, one of the sub‑advisors to the Hennessy Stance ESG ETF, Vident Investment Advisory, LLC (“VIA”), completed an acquisition transaction that resulted in a change of control of VIA and an automatic termination of our sub‑advisory agreement with VIA. As a result of the transaction, VIA ceased to exist and Vident Advisory, LLC (“Vident Advisory”) is now the sole Vident enterprise carrying out Vident’s business and operations. On the same date, the Company entered into a new sub‑advisory agreement with Vident Advisory pursuant to which Vident Advisory now provides sub‑advisory services to the Hennessy Stance ESG ETF. The new sub‑advisory agreement has been approved by the Funds’ Board of Trustees and the shareholders of the Hennessy Stance ESG ETF.

In addition, at the same special meeting of shareholders of the Hennessy Stance ESG ETF at which the new sub‑advisory agreement with Vident Advisory was approved, the shareholders of the Hennessy Stance ESG ETF approved the implementation of a manager of managers structure for the Fund. In the absence of a manager of managers structure, a sub‑advisory agreement automatically terminates if it is assigned. Assignment is generally defined under the Investment Company Act of 1940 (the “1940 Act”) and the Investment Advisers Act of 1940 (the “Advisers Act”) to include direct assignments as well as assignments that are deemed to occur due to the change in control of the investment advisor, which includes the Company or one of the sub‑advisors that the Company has engaged on behalf of certain of the Hennessy Funds. However, a transaction is not an assignment under the 1940 Act or the Advisers Act if it does not result in a change of actual control or management of the Company or, in the context of a sub-advisor, a change of actual control or management of the sub-advisor.

Upon the occurrence of an assignment due to a change of control of a sub-advisor, but not a change of control of the Company, the Company can continue acting as an advisor to the impacted Hennessy Fund, but the shareholders of such Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. Because obtaining shareholder approval for a new sub‑advisor can be costly, both in terms of expense and time, the Company recently sought and received an exemptive order from the SEC to operate under a manager of managers structure. The manager of managers structure permits the Company to appoint and replace unaffiliated sub-advisors and to enter into and make material amendments to the related sub-advisory contracts on behalf of the Hennessy Funds without shareholder approval, but subject in each case to the approval of the Funds’ Board of Trustees. Under the manager of managers structure, the Company has ultimate responsibility, subject to oversight by the Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. The manager of managers structure cannot be implemented on behalf of a particular Hennessy Fund until the shareholders of such Fund approve its implementation. As stated above, the shareholders of the Hennessy Stance ESG ETF recently approved this arrangement. The Company is evaluating the timing and process for implementing a manager of managers structure for the Hennessy Funds that have sub-advisors other than the Hennessy Stance ESG ETF.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward‑Looking Statements

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward‑looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek,” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward‑looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at which, or means by which, such performance or results will be achieved.

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2022, including under the section entitled “Risk Factors” in each such report. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Our business activities are affected by many factors, including, without limitation, redemptions by investors in the Hennessy Funds, taxes, general economic and business conditions, interest rate movements, inflation, the personal savings rate, competitive conditions, industry regulation, and fluctuations in the stock market, many of which are beyond the control of our management. Further, the business and regulatory environments in which we operate remain complex, uncertain, and subject to change. We expect that regulatory requirements and developments will cause us to incur additional administrative and compliance costs. Notwithstanding the variability in our economic and regulatory environments, we remain focused on the investment performance of the Hennessy Funds and on providing high‑quality customer service to investors.

Our business strategy centers on (a) the identification, completion, and integration of future acquisitions and (b) organic growth, through both the retention of the fund assets we currently manage and the generation of inflows into the funds we manage. The success of our business strategy may be influenced by the factors discussed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

Overview

Our primary business activity is providing investment advisory services to a family of 16 open-end mutual funds and one ETF branded as the Hennessy Funds. We manage 12 of the 17 Hennessy Funds internally. For the remaining five funds, we have delegated the day‐to‑day portfolio management responsibilities to sub‑advisors, subject to our oversight. We oversee the selection and continued employment of each sub‑advisor, review each fund’s investment performance, and monitor each sub‑advisor’s adherence to each applicable fund’s investment objectives, policies, and restrictions. In addition, we conduct ongoing reviews of the compliance programs of sub‑advisors and make onsite visits to sub‑advisors, as feasible. Our secondary business activity is providing shareholder services to investors in the Hennessy Mutual Funds.

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

On a total return basis, the Dow Jones Industrial Average was up 21.73% for the nine months ended June 30, 2023. During the most recent quarter, equity prices advanced as investors appeared to continue to focus on a resilient, albeit slowing economy. While inflation continues to moderate in the United States, in other countries it remains stubbornly high. The consensus expectation that the Federal Reserve would start to lower the Federal Funds Rate in the fall has been put on hold as Federal Reserve officials continue to insist that they are not likely done with raising rates. The market’s strong advance this year, especially in technology-related shares, continues to defy expectations that higher interest rates would depress equity valuations.

Long-term U.S. bond yields increased during the three months ended June 30, 2023, as inflation remained above the Federal Reserve’s target of 2%. Although inflation has moderated, the Fed continues to be vigilant in signaling that more rate hikes could come in the back half of 2023. With the labor market continuing to show signs of strength, there is a belief that consumer demand could keep upward pressure on prices. According to estimates compiled by Bloomberg, the consumer price index is expected to rise 4.1% in 2023, with an expectation that it will moderate to 2.6% in 2024. We believe that investors will continue to monitor expectations for economic growth to get a gauge on how many more rate hikes could be forthcoming.

The Japanese equity market was up 26.87% in U.S. dollar terms over the nine months ended June 30, 2023, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as robust domestic consumer demand coupled with increased foreign demand for Japanese equities propelled shares higher.

For the nine months ended June 30, 2023, 15 out of 17 Hennessy Funds generated positive returns. For the three‑year period ended June 30, 2023, 15 of the Hennessy Funds with at least three years of operating history posted positive annualized returns, with the exception of the Hennessy Japan Fund. Over the longer term, all Hennessy Funds with at least 10 years of operating history posted positive returns in each of the five-year and ten-year periods ended June 30, 2022.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing market insights, sector highlights, and other resources to help them manage their fund investments with confidence. We operate a robust and leading‑edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors, in addition to retail investors. We utilize this technology both to help retain assets and drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaign has resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to over 138,500 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,500 financial advisors who utilize the Hennessy Funds on behalf of their clients, including approximately 210 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 400 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of June 30, 2023, was $3.0 billion, a decrease of $0.2 billion, or 6.1%, compared to June 30, 2022. The decrease in total assets was attributable to net outflows of the Hennessy Funds, partly offset by market appreciation.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since June 30, 2022:

	Fiscal Quarter Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(In thousands)
Beginning assets under management	$2,843,963	$3,009,458	$2,895,717	$3,155,566	$3,804,028
Acquisition inflows	-	-	43,088	-	-
Organic inflows	134,137	85,950	130,721	115,526	183,662
Redemptions	(177,687)	(276,391)	(314,704)	(209,600)	(351,556)
Market appreciation (depreciation)	163,600	24,946	254,636	(165,775)	(480,568)
Ending assets under management	$2,964,013	$2,843,963	$3,009,458	$2,895,717	$3,155,566

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since June 30, 2022:

	Fiscal Quarter Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(In thousands)
Hennessy Mutual Funds
Investor Class	$1,864,583	$1,949,124	$1,949,185	$2,026,122	$2,141,224
Institutional Class	941,683	993,086	1,090,937	1,185,369	1,297,907
Hennessy Stance ESG ETF	44,647	43,692	4,125	-	-
Average assets under management	$2,850,913	$2,985,902	$3,044,247	$3,211,491	$3,439,131

The principal asset on our balance sheet, management contracts, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of June 30, 2023, this asset had a net balance of $81.2 million, compared to $80.9 million as of September 30, 2022. The increase was due to the purchase of assets related to the management of the Stance ETF and the ongoing acquisition of the CCM Equity Funds.

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

The 2026 Notes are the principal liability on our balance sheet at $39.1 million, net of issuance costs.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2023		2022
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$5,236	91.8%	$6,375	92.3%
Shareholder service fees	465	8.2	534	7.7
Total revenue	5,701	100.0	6,909	100.0
Operating expenses
Compensation and benefits	1,942	34.1	1,987	28.8
General and administrative	1,304	22.9	1,227	17.7
Fund distribution and other	116	2.0	117	1.7
Sub-advisory fees	898	15.8	1,195	17.3
Depreciation	59	1.0	52	0.8
Total operating expenses	4,319	75.8	4,578	66.3
Net operating income	1,382	24.2	2,331	33.7
Interest expense	565	9.9	562	8.1
Interest income	(711)	(12.5)	(17)	(0.2)
Income before income tax expense	1,528	26.8	1,786	25.8
Income tax expense	412	7.2	485	7.0
Net income	$1,116	19.6%	$1,301	18.8%

	Nine Months Ended June 30,
	2023		2022
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$16,325	91.9%	$21,499	92.7%
Shareholder service fees	1,437	8.1	1,689	7.3
Total revenue	17,762	100.0	23,188	100.0
Operating expenses
Compensation and benefits	5,730	32.3	6,360	27.4
General and administrative	4,149	23.4	3,790	16.4
Fund distribution and other	343	1.9	450	1.9
Sub-advisory fees	2,797	15.7	4,642	20.0
Depreciation	164	0.9	155	0.7
Total operating expenses	13,183	74.2	15,397	66.4
Net operating income	4,579	25.8	7,791	33.6
Interest expense	1,690	9.5	1,560	6.7
Interest income	(1,758)	(9.9)	(20)	(0.1)
Income before income tax expense	4,647	26.2	6,251	27.0
Income tax expense	1,217	6.9	1,435	6.2
Net income	$3,430	19.3%	$4,816	20.8%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, total revenue decreased by 17.5%, from $6.9 million to $5.7 million, investment advisory fees decreased by 17.9%, from $6.4 million to $5.2 million, and shareholder service fees decreased by 12.9%, from $0.53 million to $0.47 million. Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, total revenue decreased by 23.4%, from $23.2 million to $17.8 million, investment advisory fees decreased by 24.1%, from $21.5 million to $16.3 million, and shareholder service fees decreased by 14.9%, from $1.7 million to $1.4 million.

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

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2023, was $2.9 billion, which represents a decrease of $0.6 billion, or 17.1%, compared to the three months ended June 30, 2022, and average daily net assets for the nine months ended June 30, 2023, was $3.0 billion, which represents a decrease of $0.8 billion, or 21.9%, compared to the nine months ended June 30, 2022. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2023, was the Hennessy Focus Fund, with $0.7 billion in each period. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily assets for the three and nine months ended June 30, 2023, was the Hennessy Gas Utility Fund, with $0.5 billion in each period. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of June 30, 2023, was $3.0 billion, a decrease of $0.2 billion, or 6.1%, compared to June 30, 2022. The decrease in total assets was attributable to net outflows of the Hennessy Funds, partly offset by market appreciation.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended June 30, 2023		Nine Months Ended June 30, 2023
Fund Name	Amount	Fund Name	Amount
Hennessy Japan Fund	$34 million	Hennessy Cornerstone Mid Cap 30 Fund	$18 million
Hennessy Cornerstone Mid Cap 30 Fund	$13 million	Hennessy Japan Small Cap Fund	$15 million
Hennessy Midstream Fund	$2 million	Hennessy Midstream Fund	$3 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended June 30, 2023		Nine Months Ended June 30, 2023
Fund Name	Amount	Fund Name	Amount
Hennessy Focus Fund	$(32) million	Hennessy Focus Fund	$(165) million
Hennessy Cornerstone Value Fund	$(18) million	Hennessy Japan Fund	$(106) million
Hennessy Cornerstone Growth Fund	$(12) million	Hennessy Gas Utility Fund	$(74) million

Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the three months ended June 30, 2022, to an average of 2.1% per month during the three months ended June 30, 2023. Redemptions as a percentage of assets under management increased from an average of 2.7% per month during the nine months ended June 30, 2022, to an average of 2.8% per month during the nine months ended June 30, 2023.

Operating Expenses

Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, total operating expenses decreased by 5.7%, from $4.6 million to $4.3 million. As a percentage of total revenue, total operating expenses increased 9.5 percentage points to 75.8%.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, total operating expenses decreased by 14.4%, from $15.4 million to $13.2 million. As a percentage of total revenue, total operating expenses increased 7.8 percentage points to 74.2%.

In both periods, the dollar value decrease in operating expenses was due to decreases in all expense categories other than general and administrative expense and depreciation expense, which moderately increased.

Compensation and Benefits Expense: Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, compensation and benefits expense decreased by 2.3%, from $2.0 million to $1.9 million. As a percentage of total revenue, compensation and benefits expense increased 5.3 percentage points to 34.1%.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, compensation and benefits expense decreased by 9.9%, from $6.4 million to $5.7 million. As a percentage of total revenue, compensation and benefits expense increased 4.9 percentage points to 32.3%.

In both periods, the dollar value decrease in compensation and benefits expense was primarily due to the receipt of the Employee Retention Tax Credit from the Federal government in June 2023, which is recognized as a reduction to payroll expense.

General and Administrative Expense: Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, general and administrative expense increased by 6.3%, from $1.2 million to $1.3 million. As a percentage of total revenue, general and administrative expense increased 5.2 percentage points to 22.9%.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, general and administrative expense increased by 9.5%, from $3.8 million to $4.1 million. As a percentage of total revenue, general and administrative expense increased 7.0 percentage points to 23.4%.

In both periods, the increase in general and administrative expense was primarily due to increased professional services expense.

Fund Distribution and Other Expense: Fund distribution and other expense consists primarily of third‑party fees incurred by us for distribution of the Hennessy Funds and also for the operations of the Hennessy Stance ESG ETF. Fund distribution and other expense does not include sub‑advisory fees, which are shown separately.

The distribution component of fund distribution and other expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset‑based fee, which is recorded as a fund distribution expense to the extent paid by us. The Hennessy Mutual Funds, but not the Hennessy Stance ESG ETF, may be purchased directly and when purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an institution are less than a threshold amount. In such cases, we pay the minimum fee.

The distribution component of fund distribution and other expenses is affected by many factors, including the following:

●	average daily net assets held by financial institutions;

●	the split of average daily net assets held by financial institutions in Institutional Class shares of the Hennessy Mutual Funds versus Investor Class shares of the Hennessy Mutual Funds; and

●	fee minimums at various financial institutions.

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

Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, fund distribution and other expense decreased by 0.9%, from $0.117 million to $0.116 million. As a percentage of total revenue, fund distribution and other expense increased 0.3 percentage points to 2.0%.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, fund distribution and other expense decreased by 23.8%, from $0.5 million to $0.3 million. As a percentage of total revenue, fund distribution and other expense remained the same at 1.9%.

In both periods, the dollar value decrease in fund distribution and other expense was primarily due to decreased average daily net assets of the Hennessy Funds.

Sub-Advisory Fees Expense: Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, sub-advisory fees expense decreased by 24.9%, from $1.2 million to $0.9 million. As a percentage of total revenue, sub-advisory expense decreased 1.5 percentage points to 15.8%. The decrease in sub-advisory expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds, partly offset by the expense associated with new sub-advisory relationships relating to the Hennessy Stance ETF that began in December 2022.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, sub-advisory fees expense decreased by 39.7%, from $4.6 million to $2.8 million. As a percentage of total revenue, sub-advisory expense decreased 4.3 percentage points to 15.7%. The decrease in sub-advisory expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds, with an additional decrease as a result of us no longer paying sub‑advisory fees with respect to the Hennessy Energy Transition Fund and the Hennessy Midstream Fund after January 31, 2022.  The decrease was partly offset by the expense associated with new sub-advisory relationships relating to the Hennessy Stance ETF that began in December 2022.

Depreciation Expense: Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, depreciation expense increased by 13.5%, from $0.05 million to $0.06 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 1.0%.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, depreciation expense increased by 5.8%, from $0.155 million to $0.164 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.9%.

In both periods, the increase in depreciation expense resulted from new fixed asset purchases, partially offset by the write-off of fully depreciated assets.

Interest Expense

Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, interest expense increased from $0.56 million to $0.57 million. The increase in interest expense was due to the manner in which interest expense is calculated under accounting principles generally accepted in the United States. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, interest expense increased from $1.6 million to $1.7 million. The increase in interest expense was due to a full period of 2026 Notes interest expense in the current period. The 2026 Notes were issued on October 20, 2021, and therefore incurred a partial period of interest expense in the prior comparable period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, interest income increased from $0.02 million to $0.71 million. Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, interest income increased from $0.02 million to $1.76 million. In both periods, the increase in interest income was due to rising interest rates.

Income Tax Expense

Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, income tax expense decreased by 15.1%, from $0.5 million to $0.4 million. Comparing the nine months ended June 30, 2022, to the nine months ended June 30, 2023, income tax expense decreased by 15.2%, from $1.4 million to $1.2 million.

In both periods, the decrease in income tax expense was due primarily to lower net operating income in the current period, partly offset by a lower effective income tax rate in the prior period as previously discussed in the notes to the financial statements.

Net Income

Comparing the three months ended June 30, 2022, to the three months ended June 30, 2023, net income decreased by 14.2%, from $1.3 million to $1.1 million. Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2022, net income decreased by 28.8%, from $4.8 million to $3.4 million.

In both periods, the decrease in net income was primarily due to decreased assets under management, which resulted in lower revenues and net operating income.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies and estimates that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2022.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2023, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

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

Our total assets under management as of June 30, 2023, was $3.0 billion, a decrease of $0.2 billion, or 6.1%, compared to June 30, 2022. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended June 30, 2023, was $2.9 billion, a decrease of $0.6 billion, or 17.1%, compared to the three months ended June 30, 2022. As of June 30, 2023, we had cash and cash equivalents of $59.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Nine Months
	Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$4,646	$6,251
Net cash used in investing activities	(664)	(156)
Net cash (used in) provided by financing activities	(3,070)	35,549
Net increase in cash and cash equivalents	$912	$41,644

The decrease in cash provided by operating activities of $1.6 million was mainly due to decreased net income in the current period.

The increase in cash used in investing activities of $0.5 million was due to the purchase of assets related to the management of the Stance ETF and the ongoing CCM Equity Funds transaction in the current period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.            Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, other than disclosed below.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended September 30, 2022, set forth under the heading “We utilize unaffiliated sub-advisors to manage the portfolio composition of certain of the Hennessy Funds, and any matters that have an adverse impact on their businesses or any change in our relationships with our sub-advisors could lead to a reduction in assets under management, which would adversely affect our revenues.” is replaced in its entirety with the following risk factor:

We utilize unaffiliated sub-advisors to manage the portfolio composition of certain of the Hennessy Funds, and any matters that have an adverse impact on their businesses or any change in our relationships with our sub-advisors could lead to a reduction in assets under management, which would adversely affect our revenues.

We utilize unaffiliated sub‑advisors to manage the portfolio composition of some of the Hennessy Funds. Although we perform due diligence on our sub‑advisors, we do not manage their day‑to‑day business activities. Our financial condition and profitability may be adversely affected by situations that are specific to such sub‑advisors, such as disruption of their operations, their exposure to disciplinary action, or reputational harm to them.

We periodically negotiate the terms and conditions of these sub‑advisory relationships, and there can be no assurance that such terms will remain acceptable to us or our sub‑advisors. These relationships may also be terminated by us or the applicable sub‑advisor without penalty on 60 days’ notice. In addition, each sub‑advisory agreement must be renewed annually by the Funds’ Board of Trustees (or by the vote of a majority of the outstanding shares of the applicable Hennessy Fund), including a majority of the disinterested trustees. Furthermore, a sub‑advisory agreement automatically terminates if it is assigned. Assignment is generally defined under the 1940 Act and the Advisers Act to include direct assignments as well as assignments that are deemed to occur due to the change in control of the investment advisor, which includes us or one of the sub‑advisors that we have engaged on behalf of certain of the Hennessy Funds. However, a transaction is not an assignment under the 1940 Act or the Advisers Act if it does not result in a change of actual control or management of us or, in the context of a sub-advisor, a change of actual control or management of the sub-advisor.

            Upon the occurrence of an assignment due to a change of control of a sub-advisor, but not a change of control of us, we can continue acting as an advisor to the impacted Hennessy Fund, but the shareholders of such Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. Because obtaining shareholder approval for a new sub‑advisor can be costly, both in terms of expense and time, we recently sought and received an exemptive order from the SEC to operate under a manager of managers structure. The manager of managers structure permits us to appoint and replace unaffiliated sub-advisors and to enter into and make material amendments to the related sub-advisory contracts on behalf of the Hennessy Funds without shareholder approval, but subject in each case to the approval of the Funds’ Board of Trustees. Under the manager of managers structure, we have ultimate responsibility, subject to oversight by the Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. The manager of managers structure cannot be implemented on behalf of a particular Hennessy Fund until the shareholders of such Fund approve its implementation.

            As an example, our sub‑advisory agreement with VIA, a sub‑advisor for the Hennessy Stance ESG ETF, terminated automatically on July 14, 2023, in connection with an acquisition transaction that resulted in a change of control of VIA. As a result of the transaction, VIA ceased to exist and Vident Advisory became the sole Vident enterprise carrying out Vident’s business and operations. On the same date, we entered into a new sub‑advisory agreement with Vident Advisory pursuant to which Vident Advisory now provides sub‑advisory services to the Hennessy Stance ESG ETF. The new sub‑advisory agreement was approved by the Funds’ Board of Trustees and by vote of the shareholders of the Hennessy Stance ESG ETF. At the same special meeting of shareholders of the Hennessy Stance ESG ETF at which the new sub‑advisory agreement with Vident Advisory was approved, the shareholders of the Hennessy Stance ESG ETF also approved the implementation of the manager of managers structure for the Fund. If the manager of managers structure had already been in place for the Hennessy Stance ESG ETF prior to the change of control of VIA, we could have avoided the expense of a special meeting of shareholders. We are evaluating the timing and process for implementing a manager of managers structure for the remaining Hennessy Funds that have sub-advisors.

           Any interruption or termination of our sub‑advisory relationships, whether due to a change of control or any other circumstance, could affect our ability to market our sub‑advised funds and result in a reduction in assets under management, which would adversely affect our revenues.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2023, filed on August 2, 2023, formatted in XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 2, 2023	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President