Form 10-K
period 2023-09-30
HENNESSY ADVISORS INC
filed 2023-12-07
CIK 1145255

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, based on the closing price of $7.75 on March 31, 2023, was $36,924,433.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 4, 2023, there were 7,673,869 shares of common stock issued and outstanding.

Auditor's Name: Marcum LLC

Auditor's Location: San Francisco, CA

Auditors PCAOB ID Number: 688

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders will be, when filed, incorporated by reference in Part III, Items 10, 11, 12, 13, and 14.

HENNESSY ADVISORS, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”) is a publicly traded investment management firm whose primary business activity is providing investment advisory services to a family of 16 open-end mutual funds (collectively, the “Hennessy Mutual Funds”) and one exchange‑traded fund (“ETF”) branded as the Hennessy Funds. We are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Our firm was founded on these principles over 30 years ago, and the same principles guide us today.

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to investors in the Hennessy Mutual Funds. Investment advisory services include managing the composition of each fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with each fund’s investment objectives, policies, and restrictions), monitoring each fund’s compliance with its investment objectives and restrictions and federal securities laws, monitoring the liquidity of each fund, reviewing each fund’s investment performance, overseeing the selection and continued employment of sub-advisors and monitoring such sub-advisors’ adherence to the fund’s investment objectives, policies, and restrictions, overseeing other service providers, maintaining in‑house marketing and distribution departments, preparing and distributing regulatory reports, and overseeing distribution of the funds through third‑party financial institutions. Shareholder services include maintaining a toll‑free number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds and actively participating as a liaison between investors in the Hennessy Funds and U.S. Bank Global Fund Services, the Hennessy Funds’ administrator. The fees we receive for investment advisory and shareholder services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. Accordingly, our total revenue increases or decreases as our average assets under management rises or falls. The percentage amount of the investment advisory fees varies from fund to fund, but the percentage amount of the shareholder service fees is consistent across all Hennessy Mutual Funds.

We have delegated the day‑to‑day portfolio management responsibilities to sub‑advisors, subject to our oversight, for some of the Hennessy Funds. In exchange for these sub‑advisory services, we pay each sub‑advisor a fee out of our own assets, which is calculated as a percentage of the average daily net asset values of the sub‑advised funds. Accordingly, the sub‑advisory fees we pay increase or decrease as our average assets under management in our sub‑advised funds increases or decreases, respectively.

Our average assets under management for fiscal year 2023 was $3.0 billion, and our total assets under management as of the end of fiscal year 2023 was $3.0 billion. Our business strategy centers on (i) organic growth through our marketing, sales, and distribution efforts and (ii) growth through strategic purchases of management‑related assets.

HISTORICAL CALENDAR YEAR TIMELINE

1989	In February, we were founded as a California corporation under our previous name, Edward J. Hennessy, Inc., and registered as a broker-dealer with the Financial Industry Regulatory Authority.

1996	In March, we launched our first mutual fund, the Hennessy Balanced Fund.

1998	In October, we launched our second mutual fund, the Hennessy Total Return Fund.

2000

In June, we successfully completed our first asset purchase by purchasing the assets related to the management of two mutual funds previously managed by Netfolio, Inc. (“Netfolio”) and changed the fund names to the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. The amount of the purchased assets as of the closing date totaled approximately $197 million.

2002

In May, we successfully completed a self-underwritten initial public offering of our stock by raising $5.7 million at an offering price of $1.98 (HNNA.OB) and changed our firm name to Hennessy Advisors, Inc. Our total assets under management at the time of our initial public offering was approximately $358 million.

2003

In September, we purchased the assets related to the management of a mutual fund previously managed by SYM Financial Corporation and reorganized the assets of such fund into the newly created Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date was approximately $35 million.

2004

In March, we purchased the assets related to the management of five mutual funds previously managed by Lindner Asset Management, Inc. and reorganized the assets of such funds into four of our existing Hennessy Funds. The amount of the purchased assets as of the closing date totaled approximately $301 million.

2005

In July, we purchased the assets related to the management of a mutual fund previously managed by Landis Associates LLC and changed the fund name to the Hennessy Cornerstone Growth, Series II Fund. The amount of the purchased assets as of the closing date was approximately $299 million.

2007	In November, we launched the Hennessy Micro Cap Growth Fund, LLC, a non‑registered private pooled investment fund.

2009

In March, we purchased the assets related to the management of two mutual funds previously managed by RBC Global Asset Management (U.S.) Inc. and reorganized the assets of such funds into the newly created Hennessy Cornerstone Large Growth Fund and the Hennessy Large Value Fund. In conjunction with the completion of the transaction, RBC Global Asset Management (U.S.) Inc. became the sub‑advisor to the Hennessy Large Value Fund. The amount of the purchased assets as of the closing date totaled approximately $158 million.

In September, we purchased the assets related to the management of two mutual funds previously managed by SPARX Investment & Research, USA, Inc. and sub‑advised by SPARX Asset Management Co., Ltd. and changed the fund names to the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. In conjunction with the completion of the transaction, SPARX Asset Management Co., Ltd. became the sub‑advisor to both funds. The amount of the purchased assets as of the closing date totaled approximately $74 million.

2011	In October, we reorganized the assets of the Hennessy Cornerstone Growth, Series II Fund into the Hennessy Cornerstone Growth Fund.

2012

In October, we purchased the assets related to the management of 10 mutual funds previously managed by FBR Fund Advisers (the “FBR Funds”). We reorganized the assets of three of the FBR Funds into existing Hennessy Funds and reorganized the assets of the seven other FBR Funds into newly created series of the Hennessy Funds. In conjunction with the completion of the transaction, Broad Run Investment Management, LLC became the sub‑advisor to the Hennessy Focus Fund, FCI Advisors became the sub‑advisor to the Hennessy Equity and Income Fund (fixed income allocation) and the Hennessy Core Bond Fund, and The London Company of Virginia, LLC became the sub‑advisor to the Hennessy Equity and Income Fund (equity allocation). The amount of the purchased assets as of the closing date was approximately $2.2 billion.

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

In June, we launched Institutional Class shares for the Hennessy Japan Small Cap Fund and the Hennessy Large Cap Financial Fund.

2016

In September, we purchased the assets related to the management of two mutual funds previously managed by Westport Advisers, LLC and reorganized the assets of such funds into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $435 million.

2017

In February, we liquidated the Hennessy Core Bond Fund and reorganized the Hennessy Large Value Fund into the Hennessy Cornerstone Value Fund. Additionally, for the Hennessy Technology Fund, we implemented changes to the investment strategy and the portfolio management team.

In March, we launched Institutional Class shares for the Hennessy Gas Utility Fund.

In December, we purchased the assets related to the management of two mutual funds previously managed by Rainier Investment Management, LLC (“Rainier”) and reorganized the assets of such funds into the Hennessy Cornerstone Large Growth Fund and the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $122 million.

2018

In January, we purchased the assets related to the management of a third mutual fund previously managed by Rainier and reorganized the assets of such fund into the Hennessy Cornerstone Mid Cap 30 Fund. The amount of the purchased assets as of the closing date totaled approximately $253 million.

In October, we purchased the assets related to the management of the two mutual funds previously managed by BP Capital Fund Services, LLC ("BP Capital") and reorganized the assets of such funds into the newly created Hennessy Energy Transition Fund and the Hennessy Midstream Fund. In connection with the transaction, BP Capital Fund Services, LLC became the sub‑advisor to both funds. The amount of the purchased assets as of the closing date totaled approximately $200 million.

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

2022

In January, we mutually agreed with BP Capital to terminate the sub‑advisory agreement for the Hennessy Energy Transition Fund and the Hennessy Midstream Fund and began managing such funds internally. In December, we purchased the assets related to the management of an ETF previously managed by Red Gate Advisers, LLC and reorganized the assets of such fund into the newly created Hennessy Stance ESG ETF. In connection with the transaction, Stance Capital, LLC (“Stance Capital”) and Vident Investment Advisory, LLC (“VIA”) became sub‑advisors to the fund. The amount of the purchased assets as of the closing date totaled approximately $43 million.

2023	In April, we signed a definitive agreement with Community Capital Management, LLC (“CCM”) to purchase the assets related to the management of the CCM Core Impact Equity Fund and the CCM Small/Mid-Cap Impact Value Fund (the “CCM Equity Funds”). Upon completion of the transaction, which is subject to the approval of the shareholders of each of the CCM Equity Funds, the assets of the CCM Equity Funds will be reorganized into the Hennessy Stance ESG ETF. In July, VIA completed an acquisition transaction that resulted in a change of control of VIA and automatic termination of our sub‑advisory agreement with VIA. On the same date, we entered into a new sub‑advisory agreement with Vident Advisory, LLC (“Vident Advisory”).

PRODUCT INFORMATION

Investment Strategies of the Hennessy Funds

We manage 16 mutual funds and one ETF, each of which is categorized as a Domestic Equity, Multi‑Asset, or Sector and Specialty product. Shares of the funds generally are available for purchase only by U.S. residents and, in certain circumstances, U.S. citizens living abroad.

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

Hennessy Stance ESG ETF

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

●

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

●

Hennessy Focus Fund (Investor Class symbol HFCSX; Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation through a concentrated portfolio of approximately 20 companies that the portfolio managers believe are high‑quality businesses with large growth opportunities, excellent management, low tail risk, and discount valuations. This fund’s holdings are conviction-weighted, with the top ten positions comprising approximately 60‑80% of the fund’s assets.

●

Hennessy Cornerstone Mid Cap 30 Fund (Investor Class symbol HFMDX; Institutional Class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid‑cap growth‑oriented common stocks using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database with market capitalizations between $1 billion and $10 billion, this fund invests in the 30 common stocks with the highest one-year price appreciation that also have price-to-sales ratios below 1.5, higher annual earnings than in the previous year, and positive stock price appreciation over the prior three‑month and six‑month periods.

●

Hennessy Cornerstone Large Growth Fund (Investor Class symbol HFLGX; Institutional Class symbol HILGX). The Hennessy Cornerstone Large Growth Fund seeks long-term growth of capital by investing in growth-oriented common stocks of larger companies using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database, this fund invests in the 50 stocks that meet the following criteria, in the specified order: (1) above-average market capitalization; (2) a price‑to‑cash‑flow ratio less than the median of the remaining securities; (3) positive total capital; and (4) the highest one-year return on total capital.

●

Hennessy Cornerstone Value Fund (Investor Class symbol HFCVX; Institutional Class symbol HICVX). The Hennessy Cornerstone Value Fund seeks total return, consisting of capital appreciation and current income, by investing in larger, dividend-paying common stocks using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database, this fund invests in the 50 stocks with the highest dividend yield that also have above‑average market capitalizations, above‑average number of shares outstanding, 12‑month sales that are 50% greater than the average, and above‑average cash flows.

Multi-Asset Funds

Three of the Hennessy Funds are categorized as Multi-Asset products. Of those three funds, two utilize a quantitative investment strategy and one is actively managed. These funds follow a more conservative investment strategy focused on generating income and providing an alternative to funds containing only equity stocks. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Multi‑Asset product category:

●

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

●

Hennessy Equity and Income Fund (Investor Class symbol HEIFX; Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks income and long-term capital appreciation with reduced volatility of returns by investing up to 70% of its assets in common stock, preferred stock, and equity‑like instruments and its remaining assets in asset‑backed and mortgage‑backed securities and debt instruments, including high‑yield bonds.

●

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

Sector and Specialty Funds

Nine of the Hennessy Funds are categorized as Sector and Specialty products. Of those nine funds, one is designed as an index fund and the other eight are actively managed, and each focuses on a niche sector of the stock market. Following is a brief description of the investment objectives and principal investment strategies of the Hennessy Funds in the Sector and Specialty product category:

●

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

●

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

●

Hennessy Gas Utility Fund (Investor Class symbol GASFX; Institutional Class symbol HGASX). The Hennessy Gas Utility Fund seeks income and capital appreciation by investing in companies that are members of the American Gas Association (“AGA”) in approximately the same percentage as the percentage weighting of such company in the AGA Stock Index. The AGA Stock Index is a capitalization‑weighted index that consists of all member companies of the AGA whose securities are traded on a U.S. stock exchange. The index is adjusted monthly for the percentage of natural gas assets on each company’s balance sheet.

●

Hennessy Japan Fund (Investor Class symbol HJPNX; Institutional Class symbol HJPIX). The Hennessy Japan Fund seeks long-term capital appreciation by investing in equity securities of Japanese companies. Using in-depth analysis and on‑site research, the portfolio managers focus on stocks with a potential “value gap” by screening for companies that they believe have strong businesses and management and are trading at attractive prices. The portfolio managers limit the portfolio to what they consider to be their best ideas and maintain a concentrated number of holdings.

●

Hennessy Japan Small Cap Fund (Investor Class symbol HJPSX; Institutional Class symbol HJSIX). The Hennessy Japan Small Cap Fund seeks long-term capital appreciation by investing in equity securities of smaller Japanese companies, typically considered to be companies with market capitalizations in the bottom 20% of all publicly traded Japanese companies. Using in‑depth analysis and on‑site research, the portfolio managers focus on stocks with a potential “value gap” by screening for small-cap companies that the portfolio managers believe have strong businesses and management and are trading at attractive prices. The portfolio managers limit the portfolio to what they consider to be their best ideas and is unconstrained by its benchmarks.

●

Hennessy Large Cap Financial Fund (Investor Class symbol HLFNX; Institutional Class symbol HILFX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in securities of large‑cap companies principally engaged in the business of providing financial services, including information technology companies that are primarily engaged in providing products or services to financial services companies.

●

Hennessy Small Cap Financial Fund (Investor Class symbol HSFNX; Institutional Class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in securities of small‑cap companies principally engaged in the business of providing financial services.

●

Hennessy Technology Fund (Investor Class symbol HTECX; Institutional Class symbol HTCIX). The Hennessy Technology Fund seeks long-term capital appreciation by investing in securities of companies principally engaged in the research, design, development, manufacturing, or distributing of products or services in the technology industry. From the investable common stocks of public companies in the S&P Capital IQ Database with market capitalizations exceeding $175 million, this fund invests in approximately 60 stocks (weighted equally by dollar amount) that the portfolio managers believe demonstrate sector‑leading cash flows and profits, a history of delivering returns in excess of cost of capital, attractive relative valuations, ability to generate cash, attractive balance sheet risk profiles, and prospects for sustainable profitability.

●

Hennessy Stance ESG ETF (NYSE: STNC). The Hennessy Stance ESG ETF seeks long‑term growth of capital by combining environmental, social, and governance (“ESG”) and machine learning/artificial intelligence (“ML/AI”) in an ETF structure. The portfolio managers seek exposure to companies that score well on ESG metrics and that the portfolio managers believe will outperform based on ML/AI models. The fund leverages optimization in an attempt to reduce portfolio level tail risk and mitigate downside losses.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each Hennessy Fund and its relevant benchmark indices for the one-year, three-year, five-year, and ten‑year (or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2023.

Returns are presented net of all expenses borne by fund investors, but not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is not a guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICGX	27.89%	19.23%	8.60%	9.67%
Investor Class Share - HFCGX	27.44%	18.83%	8.25%	9.33%
Russell 2000® Index (1)	8.93%	7.16%	2.40%	6.65%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HFCIX	15.99%	5.91%	5.97%	8.28%
Investor Class Share - HFCSX	15.57%	5.52%	5.58%	7.89%
Russell 3000® Index (3)	20.46%	9.38%	9.14%	11.28%
Russell Midcap® Growth Index (4)	17.47%	2.61%	6.97%	9.94%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HIMDX	33.60%	23.00%	13.26%	11.28%
Investor Class Share - HFMDX	33.13%	22.57%	12.87%	10.91%
Russell Midcap® Index (5)	13.45%	8.09%	6.38%	8.98%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILGX	29.28%	12.94%	8.93%	10.15%
Investor Class Share - HFLGX	28.96%	12.64%	8.62%	9.88%
Russell 1000® Index (6)	21.19%	9.53%	9.63%	11.63%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICVX	16.57%	17.20%	6.59%	8.44%
Investor Class Share - HFCVX	16.32%	16.94%	6.38%	8.22%
Russell 1000® Value Index (7)	14.44%	11.05%	6.23%	8.45%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HDOGX	11.86%	6.81%	3.04%	5.52%
75/25 Blended DJIA/Treasury Index (8)	15.66%	7.14%	6.10%	8.53%
Dow Jones Industrial Average (9)	19.18%	8.62%	7.14%	10.79%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HEIIX	11.47%	3.88%	4.34%	6.00%
Investor Class Share - HEIFX	10.97%	3.49%	3.94%	5.61%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HBFBX	6.91%	4.16%	2.01%	3.59%
50/50 Blended DJIA/Treasury Index (10)	11.66%	4.94%	4.73%	6.10%
Dow Jones Industrial Average (9)	19.18%	8.62%	7.14%	10.79%

Hennessy Energy Transition Fund*	One Year	Three Years	Five Years	Since Inception (12/31/13)
Institutional Class Share - HNRIX	26.63%	50.26%	5.77%	4.05%
Investor Class Share - HNRGX	26.22%	49.74%	5.44%	3.77%
S&P 500® Energy Index (11)	30.21%	51.42%	8.96%	4.34%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.10%

Hennessy Midstream Fund*	One Year	Three Years	Five Years	Since Inception (12/31/13)
Institutional Class Share - HMSIX**	33.28%	38.81%	5.73%	1.84%
Investor Class Share - HMSFX	32.95%	38.51%	5.51%	1.59%
Alerian US Midstream Energy Index (12)	25.56%	40.32%	8.95%	4.29%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.10%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HGASX**	-0.12%	8.73%	4.76%	6.01%
Investor Class Share - GASFX	-0.42%	8.41%	4.44%	5.78%
AGA Stock Index (13)	0.25%	9.43%	5.50%	6.92%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJPIX	24.49%	-5.06%	-0.45%	6.90%
Investor Class Share - HJPNX	24.04%	-5.41%	-0.84%	6.52%
Russell/Nomura Total MarketTM Index (14)	25.77%	2.93%	2.05%	4.93%
Tokyo Stock Price Index (TOPIX) (15)	25.90%	2.82%	1.92%	4.83%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJSIX**	15.51%	-0.59%	-0.04%	7.82%
Investor Class Share - HJPSX	15.16%	-0.98%	-0.43%	7.50%
Russell/Nomura Small CapTM Index (16)	18.86%	-0.80%	-1.20%	4.51%
Tokyo Stock Price Index (TOPIX) (15)	25.90%	2.82%	1.92%	4.83%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILFX**	-4.93%	-1.87%	0.27%	5.41%
Investor Class Share - HLFNX	-5.21%	-2.21%	-0.07%	5.09%
Russell 1000® Index Financials (17)	13.59%	14.39%	8.82%	11.15%
Russell 1000® Index (6)	21.19%	9.53%	9.63%	11.63%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HISFX	-12.52%	19.01%	2.21%	6.00%
Investor Class Share - HSFNX	-12.85%	18.53%	185.00%	5.61%
Russell 2000® Index Financials (18)	-3.89%	10.55%	0.51%	6.06%
Russell 2000® Index (1)	8.93%	7.16%	2.40%	6.65%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HTCIX**	30.01%	8.10%	9.15%	10.26%
Investor Class Share - HTECX	29.71%	7.84%	8.88%	9.95%
NASDAQ Composite Index (19)	26.11%	6.60%	11.41%	14.52%
S&P 500® Index (2)	21.62%	10.15%	9.92%	11.91%

Hennessy Stance ESG ETF*	One Year	Three Years	Five Years	Since Inception (3/15/21)
STNC - Net Asset Value	8.41%	-	-	0.71%
STNC - Market Price	8.35%	-	-	0.73%
S&P 500® Index (2)	21.62%	-	-	4.70%

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

(2)	The S&P 500® Index is a capitalization‑weighted index that is designed to represent the broad domestic economy through changes in the aggregate market value of 500 stocks across all major industries.
(3)	The Russell 3000® Index comprises the 3,000 largest U.S. companies based on market capitalization, representing approximately 96% of the investable U.S. equities market.
(4)

The Russell Midcap® Growth Index comprises those companies in the Russell Midcap® Index with relatively higher price‑to‑book ratio, higher forecasted growth values, and higher sales per share historical growth.

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

(7)

The Russell 1000® Value Index comprises those companies in the Russell 1000® Index with relatively lower price‑to‑book ratios, lower forecasted growth value, and lower sales per share historical growth.

(8)

The 75/25 Blended DJIA/Treasury Index consists of 75% common stocks represented by the Dow Jones Industrial Average and 25% short-duration Treasury securities represented by the ICE BofAML U.S. 3‑Month Treasury Bill Index, which comprises U.S. Treasury securities maturing in three months.

(9)	The Dow Jones Industrial Average is a price-weighted average of 30 significant stocks traded on the New York Stock Exchange or The Nasdaq Stock Market LLC.

(10)

The 50/50 Blended DJIA/Treasury Index consists of 50% common stocks represented by the Dow Jones Industrial Average and 50% short-duration Treasury securities represented by the ICE BofAML 1-Year U.S. Treasury Note Index, which comprises U.S. Treasury securities maturing in approximately one year.

(11)	The S&P 500® Energy Index comprises those companies included in the S&P 500® that are classified in the Energy sector.
(12)	The Alerian US Midstream Energy Index comprises companies that earn a majority of their cash flow from midstream activities involving energy commodities.
(13)	The AGA Stock Index is a capitalization‑weighted index consisting of members of the American Gas Association whose securities are traded on a U.S. stock exchange.
(14)	The Russell/Nomura Total Market™ Index represents approximately 98% of the investable Japan equity market.
(15)	The Tokyo Stock Price Index (TOPIX) is a capitalization-weighted index of all of the companies listed on the First Section of the Tokyo Stock Exchange.
(16)	The Russell/Nomura Small Cap™ Index comprises the bottom 15% of the Russell/Nomura Total Market™ Index based on market capitalization.
(17)	The Russell 1000® Index Financials is a subset of the Russell 1000® Index that measures the performance of securities classified in the Financials sector of the large‑cap U.S. equity market.
(18)	The Russell 2000® Index Financials is a subset of the Russell 2000® Index that measures the performance of securities classified in the Financials sector of the small‑cap U.S. equity market.
(19)	The NASDAQ Composite Index is a broad-based capitalization-weighted index of all common stocks listed on The Nasdaq Stock Market LLC.

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

●

We screen the appropriate universe of stocks with a set of parameters that we believe identifies stocks that will produce higher long-term returns with lower associated risk than their relative indices, and we then introduce the new investment strategy into the marketplace by opening and directly marketing a new fund;

●	We purchase the assets related to the management of an existing fund that we then manage ourselves;

●	We purchase the assets related to the management of an existing fund and then engage the existing portfolio managers or strategic firm to act as a sub-advisor to manage the fund; or

●	We purchase the assets related to the management of an existing fund and then employ the existing portfolio management team to manage the fund.

ASSETS UNDER MANAGEMENT, SOURCES OF REVENUES, AND 12B-1 PLANS

We earn revenues primarily by providing investment advisory services to the Hennessy Funds and secondarily by providing shareholder services to investors in the Hennessy Mutual Funds. The fees we receive for these services are calculated as a percentage of the average daily net asset values of the Hennessy Funds. In addition, the sub‑advisory fees that we pay are also calculated as a percentage of the average daily net asset values of the sub‑advised Hennessy Funds. The amount of our assets under management fluctuates as a result of organic inflows (purchases of shares of the Hennessy Funds by new or existing investors), acquisition inflows, outflows (redemptions of shares of the Hennessy Funds by investors), and market appreciation or depreciation.

The following table summarizes our assets under management for the past three fiscal years:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(In thousands)
Beginning assets under management	$2,895,717	$4,065,922	$3,564,597
Acquisition inflows	43,088	-	-
Organic inflows	598,119	656,491	818,358
Redemptions	(915,397)	(1,147,888)	(1,345,371)
Market appreciation (depreciation)	410,515	(678,808)	1,028,338
Ending assets under management	$3,032,042	$2,895,717	$4,065,922

As stated above, the amount of fees we receive for providing investment advisory and shareholder services increases or decreases as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisory fees, for the past three fiscal years:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(In thousands)
Investment advisory fees	$ 22,090	$ 27,468	$ 30,367
Shareholder service fees	1,930	2,199	2,393
Subtotal	24,020	29,667	32,760
Sub-advisory fees	(3,759)	(5,727)	(7,332)
Revenue, net of sub-advisory fees	$ 20,261	$ 23,940	$ 25,428

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

●

maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub‑advisor), including their codes of ethics, as appropriate, conducting on‑site visits to the fund’s service providers (including any sub‑advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, directors and officers and errors and omissions insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

●

if applicable, overseeing the selection and continued employment of the fund’s sub‑advisor, reviewing the fund’s investment performance, and monitoring the sub-advisor’s adherence to the fund’s investment objectives, policies, and restrictions;

●

overseeing service providers that provide accounting, administration, distribution, transfer agency, custodial, sales, marketing, public relations, audit, information technology, and legal services to the fund;

●	maintaining in‑house marketing and distribution departments on behalf of the fund;

●	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

●	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12‑month period;

●	monitoring and overseeing the accessibility of the fund on financial institution platforms;

●

paying the incentive compensation of the fund’s compliance officer and employing other staff such as legal, marketing, national accounts, distribution, sales, administrative, and trading oversight personnel, as well as management executives;

●	providing a quarterly compliance certification to the Funds’ Board of Trustees; and

●

preparing or reviewing materials for the Funds’ Board of Trustees, presenting to or leading discussions with the Funds’ Board of Trustees, preparing or reviewing all meeting minutes, and arranging for training and education of the Funds’ Board of Trustees.

The investment advisory agreements also provide that we are responsible for performing any ordinary clerical and bookkeeping services needed by the Hennessy Funds that are not provided by the funds’ custodian, administrator, or transfer agent. The Funds’ Board of Trustees comprises five trustees who are not interested persons of the Hennessy Funds (the “disinterested trustees”) and Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors. Under the Investment Company Act of 1940, as amended (the “1940 Act”), a majority of the trustees must be disinterested trustees, and the disinterested trustees must approve entering into and continuing our investment advisory agreements. The disinterested trustees also have sole responsibility for selecting and nominating other disinterested trustees.

In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2023, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

Hennessy Fund	Investment Advisory Fee
(All Class Shares)	(as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Energy Transition Fund	1.25%
Hennessy Midstream Fund	1.10%
Hennessy Gas Utility Fund	0.40%
Hennessy Japan Fund	0.80%
Hennessy Japan Small Cap Fund	0.80%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Technology Fund	0.74%
Hennessy Stance ESG ETF	0.95%

We waive a portion of our fees with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees we receive from such fund in the subsequent month. Total fee waivers during each of fiscal year 2023 and 2022 were $0.1 million. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would apply only on a going‑forward basis.

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

Sub-Advisory Agreements and Fees

We have delegated the day-to-day portfolio management responsibilities to sub‑advisors, subject to our oversight, for some of the Hennessy Funds. In each case, the sub‑advisor entity or the individuals working at the sub‑advisor entity is the same entity or are the same individuals who advised the fund prior to our purchase of the assets related to the management of such fund. The provision of sub‑advisory services must be in accordance with the applicable Hennessy Fund’s sub‑advisory agreement, Prospectus, and Statement of Additional Information. The services that each sub‑advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub‑advisory agreement include, among other things, the following (except these responsibilities are divided between Stance Capital and Vident Advisory for the Hennessy Stance ESG ETF):

●

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

●	ensuring that its compliance programs include policies and procedures relevant to the fund and the sub‑advisor’s duties as a portfolio manager to the fund;

●	for each annual report of the fund, preparing a written summary of the fund’s performance during the most recent 12‑month period; and

●

providing a quarterly certification to Funds’ Board of Trustees regarding trading and allocation practices, supervisory matters, the sub‑advisor’s compliance program (including its code of ethics), compliance with the fund’s policies, and general firm updates.

In exchange for sub-advisory services, we pay sub‑advisory fees to the sub‑advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub‑advised funds, the sub‑advisor for such fund, and the percentage used to calculate the annual sub‑advisory fees payable by us to such fund’s sub‑advisor as of the end of fiscal year 2023:

Hennessy Fund		Sub-Advisory Fee
(All Class Shares)	Sub-Advisor	(As a % of Fund Assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC		0.29%
Hennessy Equity and Income Fund	FCI Advisors (fixed income allocation)		0.27%
	The London Company of Virginia, LLC (equity allocation)		0.33%
Hennessy Japan Fund	SPARX Asset Management Co., Ltd.	$0-$500 million:	0.35%
		Above $500 million-$1 billion:	0.40%
		Above $1 billion:	0.42%
Hennessy Japan Small Cap Fund	SPARX Asset Management Co., Ltd.	$0-$500 million:	0.35%
		Above $500 million-$1 billion:	0.40%
		Above $1 billion:	0.42%
Hennessy Stance ESG ETF	Stance Capital, LLC (portfolio composition sub-advisor)	$0-$125 million:	0.40%
		Above $125-$250 million:	0.37%
		Above $250 million:	0.35%
	Vident Advisory, LLC* (trading sub-advisor)	$0-$250 million:	0.05%
		Above $250-$500 million:	0.05%
		Above $500 million:	0.04%

*Subject to a minimum sub-advisory fee to Vident Advisory, LLC of $18,750 on an annual basis.

The sub‑advisory agreements must be renewed annually in the same manner as the investment advisory agreements and are subject to the same termination provisions, including automatic termination in the event the agreement is assigned. Assignment is generally defined under the 1940 Act and the Advisers Act to include direct assignments as well as assignments that are deemed to occur due to the change in control of the investment advisor, which includes us or one of the sub‑advisors that we have engaged on behalf of certain of the Hennessy Funds. However, a transaction is not an assignment under the 1940 Act or the Investment Advisers Act of 1940, as amended (the "Advisers Act") if it does not result in a change of actual control or management of us or, in the context of a sub-advisor, a change of actual control or management of the sub-advisor.

If a sub‑advisor experienced a change of control but we did not, we could continue acting as an advisor to the applicable Hennessy Fund, but the shareholders of such Hennessy Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. Because obtaining shareholder approval for a new sub‑advisor can be costly both in terms of expense and time, we recently sought and received an exemptive order from the Securities and Exchange Commission (“SEC”) to operate under a manager of managers structure. The manager of managers structure permits us to appoint and replace unaffiliated sub-advisors and to enter into and make material amendments to the related sub-advisory agreements on behalf of the Hennessy Funds without shareholder approval, but subject in each case to the approval of the Hennessy Funds’ Board of Trustees. Under the manager of managers structure, we have ultimate responsibility, subject to oversight by the Hennessy Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. Even with the exemptive order from the SEC, we cannot implement the manager of managers structure on behalf of a particular Hennessy Fund until the shareholders of such Hennessy Fund approve its implementation.

We recently obtained shareholder approval for the Hennessy Stance ESG ETF to operate under a manager of managers structure and are evaluating the timing and process for obtaining shareholder approval for the Hennessy Mutual Funds that have a sub‑advisor. With respect to the Hennessy Stance ESG ETF, our sub‑advisory agreement with VIA, one of the sub‑advisors for the fund, terminated automatically on July 14, 2023, in connection with an acquisition transaction that resulted in a change of control of VIA. As a result of the transaction, VIA ceased to exist and Vident Advisory became the sole Vident enterprise carrying out Vident’s business and operations. On the same date, we entered into a new sub‑advisory agreement with Vident Advisory pursuant to which Vident Advisory now provides sub‑advisory services to the Hennessy Stance ESG ETF. The new sub‑advisory agreement was approved by the Hennessy Funds’ Board of Trustees and by vote of the shareholders of the Hennessy Stance ESG ETF. At the same meeting, the shareholders of the Hennessy Stance ESG ETF also approved the implementation of the manager of managers structure for the fund.

Shareholder Servicing Agreements and Fees

Pursuant to a shareholder servicing agreement with Hennessy Funds Trust, we provide shareholder services to investors in the Hennessy Mutual Funds including, among other things, maintaining a toll‑free number that the current investors in the Hennessy Funds may call to ask questions about their accounts or the funds and actively participating as a liaison between investors in the Hennessy Funds and U.S. Bank Global Fund Services. In exchange for these services, we receive a shareholder service fee from each Hennessy Mutual Fund of 0.10% of the average daily net assets of such fund’s Investor Class shares.

The shareholder servicing agreement must be renewed annually by the Funds’ Board of Trustees, including the vote of a majority of the disinterested trustees. If the shareholder servicing agreement is not renewed, it terminates automatically. In addition, the shareholder servicing agreement may be terminated prior to its expiration upon 60 days’ written notice by Hennessy Funds Trust or us.

12b-1 Plans

All of the Hennessy Mutual Funds have adopted a 12b-1 plan. These plans are named after Rule 12b-1 of the 1940 Act, which permits a fund to adopt a plan that allows the fund to collect fees to use to make payments to third parties in connection with the distribution of fund shares. Amounts paid under a plan may be spent on any activities or expenses primarily intended to result in sale of shares of the fund, including, but not limited to (i) advertising, (ii) compensation paid to financial institutions, broker-dealers, and others for sales and marketing, (iii) shareholder accounting servicing, (iv) printing and mailing prospectuses to possible new investors, and (v) printing and mailing sales literature. A fund may also employ a distributor to distribute and market fund shares and then use 12b-1 fees to pay the distributor for expenses relating to telephone use, overhead, employing employees who engage in or support the distribution of the fund shares, printing prospectuses and other reports for possible new investors, advertising, and preparing and distributing sales literature.

The 12b‑1 fee for each Hennessy Mutual Fund is 0.15% of the average daily net assets of such fund’s Investor Class shares.

CUSTODIAL, DISTRIBUTION, AND BROKERAGE ARRANGEMENTS

We use independent third parties for custody and distribution of our assets under management.

All trades for the Hennessy Funds are executed by independent brokerage firms following our direction or the direction of our sub‑advisors. When selecting brokers, we and our sub‑advisors are required to seek best execution. Although there is no single statutory definition, SEC releases and other legal guidelines make clear that this duty requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account.” The lowest possible commission, while important, is not the sole determinative factor. We and our sub‑advisors also consider factors such as order size and market depth, availability of competing markets and liquidity, trading characteristics of the security, financial responsibility of the broker‑dealer, and the broker’s ability to address current market conditions.

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

LICENSE AGREEMENT

Our ability to use the names and formulaic investment strategies of the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund are governed by the terms and conditions of a license agreement, dated as of April 10, 2000, with Netfolio. Under the license agreement, Netfolio granted us a perpetual, paid-up, royalty‑free, exclusive license to use certain trademarks, such as “Strategy Indexing,” “Cornerstone Growth,” and “Cornerstone Value,” as well as the formula investment strategies used by the Hennessy Cornerstone Growth Fund and the Hennessy Cornerstone Value Fund. All of our advertising, marketing, promotional, and other materials incorporating or referring to the trademarks are subject to the prior written approval of Netfolio, except that we do not need Netfolio’s prior written approval to use the trademarks in a manner that is not substantially unchanged from any prior use by Netfolio in its own business or from any prior use by us previously approved by Netfolio. We have the right to assign the license to another person or entity if the assignee agrees in writing to be bound by the terms of the license agreement. There are no ongoing licensing fees associated with this license agreement, and Netfolio does not have any contractual rights to terminate the license agreement.

BUSINESS STRATEGY

From the time we launched our first mutual fund in 1996, we have consistently pursued a growth strategy centered on organic growth through our marketing, sales, and distribution efforts and growth through strategic purchases of management‑related assets. The implementation of this business strategy is described below.

●	Seeking to deliver strong investment performance of the Hennessy Funds

One of the most effective ways we can grow the assets of the Hennessy Funds is by delivering strong investment performance, which we believe should:

●	result in an increase in the value of existing assets of the Hennessy Funds;

●	encourage more investors to buy shares of the Hennessy Funds and decrease the number of investors who redeem their shares and leave the Hennessy Funds; and

●	motivate current investors to invest additional money in the Hennessy Funds.

●	Utilizing our branding and marketing campaign to attract assets

We believe we can attract investors to the Hennessy Funds by effectively marketing our consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. We offer quantitative funds, actively managed funds, and income-generating funds. We believe our quantitative funds attract investors who want to understand exactly how their investments are managed and who favor statistical analysis and empirical evidence as the basis for investment decisions. We also believe that our actively managed funds attract investors who appreciate a fundamental, hands-on investment management approach and talented portfolio managers. Finally, we believe our more conservative, income‑generating funds attract investors seeking alternatives to funds invested entirely in equities.

We run a comprehensive and far-reaching public relations program designed to disseminate our message to a wide variety of potential investors through frequent television appearances, radio spots, feature articles, and print media mentions. We have partnered with an industry-leading public relations firm, SunStar Strategic, to proactively promote the Hennessy Funds to national financial media. This public relations program has consistently resulted in the Hennessy Funds being mentioned an average of once every two to three days in national print and broadcast media such as CNBC, Fox News, Bloomberg radio and TV, The Wall Street Journal, Kiplinger, and Barron’s, among others. To facilitate our presence in the media, we utilize LiveStudio, an in-house studio providing a direct link to media broadcasts, at our office in Novato, California. We have several spokespeople who help us expand our public relations program and provide comprehensive media coverage of our products, including (i) Neil J. Hennessy, who is our Chief Executive Officer and Chairman of our Board of Directors as well as President, Chief Market Strategist, and a Portfolio Manager of the Hennessy Funds, (ii) Ryan Kelley, Chief Investment Officer and a Portfolio Manager of the Hennessy Funds, and (iii) Portfolio Managers Ben Cook, David Ellison, and Josh Wein, as well as the Portfolio Managers at our sub‑advisors.

We maintain and regularly update a robust website and social media presence. Our core marketing efforts include targeted outreach to both current and prospective investors in the Hennessy Funds, including financial advisors and retail investors. Our content marketing includes overall market and sector‑specific thought leadership, promotional investment ideas, fund updates, and commentary from our portfolio managers, as well as feature news articles and broadcast appearances. We attend select investment advisor trade shows and strategic industry‑related conferences, and we seek opportunities to moderate or speak on industry-related panels.

●	Expanding our distribution network to additional distribution platforms

Investors may purchase shares of the Hennessy Funds through financial institutions, including fund supermarkets, national wirehouses and broker‑dealers, independent and regional broker-dealers, and registered investment advisors.

Fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various funds in a single location is very attractive to investors, and the majority of our assets under management as of the end of fiscal year 2023 was held at fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial institutions to make the Hennessy Funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial institutions.

Investors may also purchase shares of the Hennessy Mutual Funds directly through the Hennessy Funds' website or by calling us or U.S. Bank Global Fund Services, the Hennessy Funds’ administrator.

●	Increasing our current base of financial advisors and investment professionals

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

●	Securing participation on the platforms of national full-service firms

We continually strive to develop relationships with national full-service firms that permit their investment professionals to offer no-load funds to their clients as a way to increase the amount of assets that we manage, which will in turn increase our revenues.

●	Pursuing strategic purchases of management agreements for additional funds

A primary component of our growth strategy is to selectively pursue strategic purchases of the assets related to the management of additional funds. We believe the regulatory burden imposed upon the fund industry, along with increased competition, has compressed the margins of smaller to mid-sized fund managers, making those managers more receptive to an asset purchase. The long‑term trend toward lower fees has made it more challenging to identify accretive asset purchases, but we believe that we are well positioned to move quickly once we identify any attractive purchase targets from the large supply of potential targets.

Through our asset purchase strategy, we have completed 11 purchases of the assets related to the management of investment funds over a 20‑year period, integrating $4.3 billion in net assets of 31 different investment funds into the Hennessy Funds family.

●	Delivering strong, high‑quality financial results.

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

COMPETITION

The investment advisory industry is highly competitive, with new competitors continually entering the industry. We compete directly with numerous global and U.S. investment managers, commercial banks, savings and loans associations, brokerage and investment banking firms, broker-dealers, insurance companies, and other financial institutions that often provide investment products with similar features and objectives to those we offer. These institutions range from small boutique firms to large financial services complexes. We are considered a small investment advisory company. Many competing companies are part of larger financial services companies that conduct business in more markets and have greater marketing, financial, technical, research, and distribution resources and other capabilities than we do. Most of the larger firms offer a broader range of financial services to the same retail and institutional investors we seek to serve. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current investor relationships, as well as to create new ones, will be successful. To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

●	the investment performance of the Hennessy Funds;

●	the breadth of our product offerings;

●	industry rankings of the Hennessy Funds;

●	the quality of our services;

●	our ability to further develop and market our brand;

●	our commitment to placing the interests of investors first; and

●	our general business reputation.

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

We are registered as an investment advisor with the SEC and, therefore, must comply with the requirements of the Advisers Act and related SEC regulations. Such requirements relate to, among other things, fiduciary duties to investors, transactions with investors, compliance program effectiveness, solicitation arrangements, conflicts of interest, advertising, recordkeeping and reporting, disclosure, and anti-fraud matters.

We manage accounts for the Hennessy Funds on a discretionary basis, meaning that we have the authority to buy and sell securities for each portfolio, select broker‑dealers to execute trades, and negotiate brokerage commission rates. In connection with certain of these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

The Hennessy Funds are registered with the SEC under the 1940 Act, which imposes additional obligations on both the Hennessy Funds and us, as the advisor to the Hennessy Funds, including detailed operational requirements. While we exercise broad discretion over the day-to-day management of the business, affairs, and investment portfolios of the Hennessy Funds, our operations are subject to oversight and management by the Funds’ Board of Trustees. The responsibilities of the Funds’ Board of Trustees include, among other things, annually approving the continuation of our investment advisory agreements and shareholder servicing agreement with the Hennessy Funds and our sub-advisory agreements with the sub‑advisors to the Hennessy Funds, approving other service providers, determining the method of valuing assets, and monitoring transactions involving affiliates. The 1940 Act also imposes on us a fiduciary duty with respect to receiving investment advisory fees. That fiduciary duty may be enforced by the SEC, by administrative action, or through litigation initiated by investors in the Hennessy Funds pursuant to a private right of action.

The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act of 1940 and the 1940 Act, ranging from fines and censures to the suspension of individual employees to termination of our registration as an investment advisor. A violation of applicable law or regulations could also subject us, our directors, and our employees to civil actions brought by private parties. We believe we are in compliance in all material respects with all applicable SEC requirements.

EMPLOYEES

As of the end of fiscal year 2023, we had 17 employees, 16 of whom were full-time employees. Our 17 employees had an average tenure of 14 years as of the end of fiscal year 2023. We focus on providing our employees competitive compensation, a friendly and flexible office environment, and fostering close-knit working relationships among our team members. Over 50% of our employees are women, and with an executive team that is 50% women and 25% minority, we believe we have created an environment in which all team members can be successful and supported.

Our executive officers are (i) Neil J. Hennessy, Chief Executive Officer and Chairman of our Board of Directors, (ii) Teresa M. Nilsen, President, Chief Operating Officer, Secretary, and a member of our Board of Directors, (iii) Kathryn R. Fahy, Chief Financial Officer and Senior Vice President, and (iv) Daniel B. Steadman, Executive Vice President. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., (a) Mr. Hennessy is President, Chief Market Strategist, and a Portfolio Manager of the Hennessy Funds and is a member of the Funds’ Board of Trustees, (b) Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds, (c) Ms. Fahy is Vice President, Assistant Treasurer, and Assistant Secretary of the Hennessy Funds, and (d) Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

AVAILABLE INFORMATION

We make available free of charge through a link on our website, www.hennessyadvisors.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

We face many risks and uncertainties, many of which are inherent in the financial services industry and the investment advisory business. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10‑K, in evaluating us and our common stock. Our business, results of operations, financial condition, and stock price could be materially adversely affected by any of the risks we face, including those described below.

RISKS RELATING TO OUR ASSETS UNDER MANAGEMENT

Volatility in and disruption of the capital markets and changes in the economy has and may continue to significantly affect our assets under management and revenues.

The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, industry trends, interest and inflation rate fluctuations, political factors, the imposition of economic sanctions, public health crises, natural disasters, and other factors that are difficult to predict. Because our assets under management is largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets. We derive all of our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net asset value of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increases or decreases, which is affected by market appreciation or depreciation and purchases and redemptions of shares of the Hennessy Funds. Changing market conditions could also cause an impairment to the value of our management contract asset.

Investors in the Hennessy Funds can redeem their investments at any time and for any reason, including poor investment performance and volatile equity markets. A decline in our assets under management adversely affects our revenues.

Investors in the Hennessy Funds may redeem their investments at any time and for any reason without prior notice. Success in the investment advisory and fund business is largely dependent on investment performance, as well as investor servicing and distribution. If the Hennessy Funds perform poorly compared to the investment products offered by other investment advisory firms, we may experience a decrease in purchases of shares and an increase in redemptions of shares of the Hennessy Funds. Further, sharp declines in the stock market have and may continue to cause increases in redemptions of shares of the Hennessy Funds. Such redemptions reduce our assets under management and adversely affect our revenues.

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

For the past several years, approximately 75% of our assets under management has been concentrated in five of our funds. During fiscal year 2023, our average assets under management was concentrated in the following five funds: (i) the Hennessy Focus Fund (23% of average assets under management); (ii) the Hennessy Gas Utility Fund (17% of average assets under management); (iii) the Hennessy Cornerstone Midcap 30 Fund (15% of average assets under management); (iv) the Hennessy Japan Fund (10% of average assets under management); and (v) the Hennessy Cornerstone Value Fund (10% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Focus Fund (27% of total revenue); (b) the Hennessy Cornerstone Midcap 30 Fund (15% of total revenue); (c) the Hennessy Gas Utility Fund (10% of total revenue); (d) the Hennessy Cornerstone Value Fund (10% of total revenue); and (e) the Hennessy Japan Fund (10% of total revenue). As a result, our operating results are particularly dependent upon the performance of a very small number funds and our ability to maintain and grow assets under management in these funds. These funds have experienced significant redemptions in recent years and may continue to do so for the future. This has reduced, and may continue to reduce, our assets under management and revenues.

We utilize unaffiliated sub‑advisors to manage the portfolio composition of certain of the Hennessy Funds, and any matters that have an adverse impact on their businesses or any change in our relationships with our sub‑advisors could lead to a reduction in assets under management, which would adversely affect our revenues.

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

Generally, if a sub‑advisor experiences a change of control but we do not, we could continue acting as an advisor to the applicable Hennessy Fund, but the shareholders of such Hennessy Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. However, for the Hennessy Stance ESG ETF, we have the authority to appoint and replace unaffiliated sub‑advisors and to enter into and make material amendments to the related sub‑advisory agreements without shareholder approval. This is because we recently sought and received an exemptive order from the SEC to operate under a manager of managers structure and subsequently obtained shareholder approval to implement such structure for the Hennessy Stance ESG ETF. Under the manager of managers structure, we have ultimate responsibility, subject to oversight of and approval by the Hennessy Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. We have not yet received, and do not have an estimated timeline for receiving, shareholder approval to operate under a manager of managers structure for the Hennessy Mutual Funds that are sub‑advised.

Any interruption or termination of our sub‑advisory relationships, whether due to a change of control or any other circumstance, could affect our ability to market our sub‑advised funds and result in a reduction in assets under management, which would adversely affect our revenues.

We utilize a unitary fee structure for the Hennessy Stance ESG ETF, and we bear the risk that the Fund’s operating expenses may increase and lead to a reduction in our revenues from the fund.

The Hennessy Stance ESG ETF pays us a unitary fee under its investment advisory agreement with us. Under a unitary fee structure, we bear all operating expenses incurred in connection with providing services to the fund. The operating expenses covered by the unitary fee include third party data providers, transfer agency, custody, fund administration, legal, audit and other services. Additionally, for no compensation, we pay all other operating expenses of the fund, including sub-advisory fees, with the exception of the following: (1) the management fees paid to us; (2) distribution fees and expenses paid by the fund under any distribution plan adopted pursuant to Rule 12b-1 under the Investment Company Act; (3) interest expenses; (4) brokerage expenses, trading expenses, and other expenses (such as stamp taxes) in connection with the execution of portfolio transactions or in connection with creation or redemption transactions; (5) compensation paid to the independent trustees of the fund and fees paid to independent trustees’ counsel; (6) tax expenses and governmental fees; and (7) extraordinary expenses not incurred in the course of ordinary business (the “Excluded Fees”). The fund and its shareholders bear the costs of Excluded Fees. The unitary fee structure generally eliminates the possibility for any decrease in the total fund expense ratio during periods when assets under management increased, which could lead to increased profitability for us if ware able to achieve economies of scale. On the other hand, if the fund’s operating expenses increase (other than Excluded Fees), this will lead to a reduction in our revenues from the fund.

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

Our primary source of distribution of the Hennessy Funds is through a variety of financial institutions. Our success is highly dependent on access to these various distribution channels. We cannot guarantee we will be able to retain access to these channels at similar pricing or at all. Increasing competition for these distribution channels could cause our distribution costs to rise, which could have a material adverse effect on our net income. These financial institutions generally can terminate their relationships with us on short notice. Mergers and other corporate transactions among distributors also may affect our relationships with financial institutions. Certain of the financial institutions upon whom we rely to distribute the Hennessy Funds also sell their own competing proprietary investment products, which could limit the distribution of our products. Investors increasingly rely on external consultants and other third parties for advice on the choice of investment manager. These consultants and third parties tend to exert a significant degree of influence over their clients’ choices, and they may favor one of our competitors as better meeting their particular clients’ needs. There is no assurance that the Hennessy Funds will be among their recommended choices in the future.

Additionally, particularly in the United States, certain financial institutions have substantially reduced the number of investment funds they make available to their clients. If a material portion of the financial institutions with whom we do business were to substantially narrow their product offerings, it could have a significant adverse effect on our assets under management, revenues, and net income. More broadly, in both retail and institutional channels, financial institutions (distribution firms and consultants) are seeking to reduce the number of investment management firms with which they do business. This poses risks of additional lost business if a particular financial institution chooses to stop or significantly reduce its business relationship with us. Any failure to maintain strong business relationships with these financial institutions and the consultant community due to any of the above-described factors would impair our ability to distribute the Hennessy Funds, which in turn would have a negative effect on our assets under management, revenues, and net income.

Management contracts purchased by us are currently classified as an indefinite‑life asset subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

The management contracts we have purchased, an $81.3 million asset on the balance sheet as of the end of fiscal year 2023, are considered an intangible asset with an indefinite useful life. Management reviews the indefinite life classification of our management contract asset each reporting period. If the management contract asset is ever reclassified as an asset with a definite life, we would begin amortizing the management contracts over their remaining useful life. If the management contract asset continues to be classified as an indefinite‑life asset, we will continue to periodically review the carrying value to determine if any impairment has occurred. The impairment analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the management contract asset is not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the asset. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We may be required to forego all or a portion of our fees under our investment advisory agreements with the Hennessy Funds.

On an annual basis, the Funds’ Board of Trustees must assess the reasonableness of our investment advisory fees. While the Funds’ Board of Trustees has found our investment advisory fees to be reasonable in the past, we cannot guarantee that it will continue to do so. Additionally, we regularly analyze the expense ratios of the Hennessy Funds and have the right to waive fees to compete with other funds with lower expense ratios (although in the past we have only waived fees based on contractual obligations). Any waiver of or reduction in fees would cause our revenues to decline and could adversely affect our business, results of operations, and financial condition. Any fee waiver would apply only on a going‑forward basis.

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

Our formula‑driven funds adhere to quantitative investment strategies, and the portfolios of stocks held by such funds are rescreened and rebalanced at designated times in accordance with such investment strategies. Adhering to our investment strategies regardless of any adverse developments that may arise could result in substantial losses to the formula‑driven Hennessy Funds if, for example, the stocks selected for a fund are experiencing financial difficulty or are out of favor with investors in a given period. This could, in theory, result in relatively low performance of the formula‑driven Hennessy Funds and adversely affect the net assets of such Hennessy Funds. A decrease in the net assets of the Hennessy Funds would adversely affect our revenues.

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

As part of our regular business strategy, we pursue strategic purchases of the assets related to the management of additional funds. This strategy is accompanied by risks including, among others, the possibility of the following:

●	the potential unavailability of attractive acquisition opportunities;

●	a high level of competition from other companies that may have greater financial resources than we do;

●	our inability to value potential asset purchases accurately and negotiate acceptable purchase terms;

●	our inability to obtain quorum and secure enough affirmative votes to gain approval of the proposed fund reorganization from the target fund’s investors;

●	the loss of fund assets paid for in an asset purchase through redemptions by investors of the funds involved in the asset purchase;

●	higher than anticipated asset purchase expenses;

●	our inability to successfully integrate and maintain adequate infrastructure to support business growth;

●	increasing our leverage;

●	the potential diversion of our management’s time and attention;

●	dilution to our shareholders if we fund an asset purchase in whole or in part with our common stock; and

●	adverse effects on our earnings if purchased intangible assets become impaired.

While we seek to mitigate these risks through, among other things, due diligence and indemnification provisions, these or other risk-mitigating measures that we put in place may not be sufficient to address these risks. If one or more of these risks occur, we may be unable to successfully complete a purchase of management‑related assets (thereby requiring us to write off any related expenses), we may experience an impairment of our management contract asset, we may receive negative publicity or suffer other negative impacts on our reputation, and we may not achieve the expected return on investment. Any of these results could have an adverse effect on our business, results of operations, and financial condition.

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

Investor behavior may be based on many factors, including short-term investment performance. Poor short‑term performance of the Hennessy Funds, irrespective of longer‑term success, could potentially lead to a decrease in purchases of shares of the Hennessy Funds and an increase in redemptions, thereby reducing our assets under management and adversely affecting our revenues.

Assets invested through financial institutions can be quickly redeemed, which could reduce our revenues.

Financial institutions are attractive to investors because of the ease of accessibility to a variety of funds, but this may cause the investments to be more sensitive to fluctuations in performance, especially in the short term. If we were unable to retain the assets of the Hennessy Funds held through financial institutions, our assets under management would be reduced. As a result, our revenues could decline and our business, results of operations, and financial condition could be materially adversely affected.

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

Our continued financial performance may depend on our ability to react to changes in the asset management industry, respond to evolving investor demands and develop, market, and manage new investment products. Conversely, the development and introduction of new products, including the creation or acquisition of products with a focus on ESG matters, requires continued innovative effort on our part and may require significant time and resources, as well as ongoing support and investment. Substantial risks and uncertainties are associated with the introduction of new products, including the implementation of new and appropriate operational controls and procedures, shifting investor and market preferences, the introduction of competing products, constraints on our ability to manage growth, and compliance with regulatory and disclosure requirements. A growing number of new products also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability, and provider relationships. There can be no assurance that we will be able to develop or acquire new products that address the needs of investors on the timescale they require. Any failure to successfully develop or acquire new products, or effectively manage associated operational risks, could harm our reputation and expose us to additional costs, which may reduce our assets under management and adversely affect our revenues.

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

We carry insurance in amounts and under terms that we believe are appropriate, but we cannot guarantee that our insurance policies will cover all liabilities and losses to which we may be exposed or, if covered, that such liabilities and losses will not exceed insurance coverage limits or that our insurers will remain solvent and meet their obligations. In addition, insurance premiums and required retentions have increased in the past and may do so again in the future.

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

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber‑attacks, could result in significant limits on our ability to conduct our operations and activities, costs, and reputational damage.

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

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft, and destruction of corporate information or other assets as a result of failure to follow procedures by employees or as a result of actions by third parties, including actions by terrorist organizations and nation‑state actors. Although we have implemented policies and controls to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks, and cyber-related fraud, there can be no assurance that any of these measures will prove effective. Because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, shareholders, and investors in the Hennessy Funds may be inaccurate, any or all of which could further increase the costs and consequences of an information security incident.

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

Finally, cybersecurity and data privacy have become high priorities for regulators, and many jurisdictions are enacting laws and regulations in these areas. Enactment of privacy laws or regulations could, among other things, result in additional costs of compliance or litigation. In addition, while we strive to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations, and financial condition.

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

Our business is subject to extensive regulation in the United States, particularly by the SEC. We are subject to regulation under the Securities Act of 1933, as amended, the Exchange Act, the 1940 Act, the Advisers Act, and various other statutes. The laws to which we are subject are designed primarily to protect investors in the Hennessy Funds as opposed to our shareholders. In addition to an increased number of applicable laws, the investment fund industry has undergone increased scrutiny by the SEC and state regulators in recent years, resulting in numerous enforcement actions and sweep examinations. Increased regulation has increased our costs in managing the Hennessy Funds, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel, or buy new technology to comply effectively. Any change in law could also have a material adverse effect on us by limiting the sources of our revenues and increasing our costs. In addition to securities regulations, our business also may be materially adversely affected by other types of laws and policies.

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

Our common stock trades on The Nasdaq Global Market under the stock symbol “HNNA.”

We have paid regular cash dividends to our shareholders and intend to continue to do so, although the declaration of a dividend is always subject to the discretion of our Board of Directors.

As of the end of fiscal year 2023, we had 127 holders of record of our common stock. In addition, there were 45 brokerage firm accounts that represent 1,977 additional individual shareholders for a total of 2,104 shareholders.

The equity compensation plan information required by Item 201(d) of Regulation S‑K is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During fiscal year 2023, we repurchased shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchases are presented in the following table for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2023	-	$-	-	596,368
August 1-31, 2023 (2)	7,849	6.89	-	1,096,368
September 1-30, 2023 (2)	26,343	6.79	-	1,096,368
Total	34,192	$6.81	-	1,096,368

(1)

We are authorized to purchase a maximum of 2,000,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the stock buyback program by 500,000 shares, to a total of 2,000,000 shares. We did not repurchase any shares pursuant to the stock buyback program during the three months ended September 30, 2023.

(2)	The shares that we repurchased in August and September 2023 are not subject to a maximum per plan or program because we did not repurchase them pursuant to a plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD‑LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the securities laws, for which we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “expect,” “anticipate,” “intend,” “may,” “plan,” “will,” “should,” “could,” “would,” “assume,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” “seek,” and similar expressions, as well as statements in the future tense. We have based these forward-looking statements on our current expectations and projections about future events, based on information currently available to us. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at which, or means by which, such performance or results will be achieved.

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10‑K. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward‑looking statements. Management does not assume responsibility for the accuracy or completeness of these forward‑looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the fund assets we currently manage and the generation of inflows into the funds we manage. The success of our business strategy may be influenced by the factors discussed in Item 1A, “Risk Factors.” All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward‑looking by their nature.

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

We derive our operating revenues from investment advisory fees paid to us by the Hennessy Funds and shareholder service fees paid to us by the Hennessy Mutual Funds. These fees are calculated as a percentage of the average daily net assets of each Hennessy Fund. The percentage amount of the investment advisory fees varies by fund. The percentage amount of the shareholder service fees is consistent across all Hennessy Mutual Funds, but shareholder service fees are charged on Investor Class shares only. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each Hennessy Fund, which is affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

U.S. equities had strong, positive performance for the one‑year period ended September 30, 2023, with the S&P 500® Index returning 21.62% and the Dow Jones Industrial Average returning 19.18% for the period (on a total return basis). Equity prices advanced despite a rise in interest rates as it appears investors now expect that the Federal Reserve is likely to be near the end of raising the Federal Funds rate. The United States economy continues to create jobs with the unemployment rate now standing at 3.8% while inflation continues to moderate. The steady drop in inflation from levels one year ago, within the backdrop of a strong labor market, has helped to propel the stock market higher. The Consumer Price Index advanced 8.0% in 2022 and is expected to rise 4.1% in 2023, according to Bloomberg. While this current level is still above the Federal Reserve’s 2% target for inflation, the market seems to be pricing in the Federal Reserve standing on the sidelines for the foreseeable future. According to Bloomberg, the market is not expecting any reasonable chance of any Fed action until next July, when the market is pricing in a better than even chance of a rate cut.

Long-term U.S. bonds increased meaningfully during the one‑year period ended September 30, 2023, as the Federal Reserve continued raising the Federal Funds rate. With a yield curve that remains inverted, investor attention has focused on economic growth that continues to defy consensus expectations. While real GDP increased 1.9% in 2022, it is expected to accelerate slightly in 2023 with consensus growth expectation of 2.1%, according to Bloomberg. The idea that the economy was inevitably headed toward a recession has been reconsidered and the market seems to now believe that the economy, while perhaps slowing, is not likely to go into a recession. For the one‑year period ended September 30, 2023, 10-year U.S. Government Bond yields rose from 3.83% to 4.57%.

The Japanese equity market increased 25.56% (in U.S. dollar terms) for the one‑year period ended September 30, 2023, as measured by the Tokyo Stock Price Index (TOPIX). Like many other markets, Japan’s stock market has rebounded sharply from its weakness in the prior twelve-month period. A relatively strong earnings backdrop in Japan has been supported by the weakening of the yen and strong domestic demand. The market is now focusing its attention on the idea that the Bank of Japan could announce an end to negative interest rates by the end of the year.

Against this positive equity performance backdrop, 14 of the 17 Hennessy Funds posted positive returns for the one‑year period ended September 30, 2023. The longer‑term performance numbers remain strong, with 13 of the Hennessy Funds posting positive returns for the three-year and five‑year periods ended September 30, 2023, and all 14 Hennessy Funds with at least 10 years of operating history posting positive returns for the 10‑year period ended September 30, 2023.

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

We provide service to over 149,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,600 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 800 who purchased one of our Funds for the first time during fiscal year 2023. Approximately 14% of such advisors own two or more Hennessy Funds, and over 400 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of the end of fiscal year 2023 was $3.0 billion, an increase of $0.1 billion, or 4.7%, compared to the end of fiscal year 2022. The increase in total assets was attributable to market appreciation, partially offset by net outflows of the Hennessy Funds.

The following table illustrates the year-by-year changes in our assets under management over the past three fiscal years:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(In thousands)
Beginning assets under management	$2,895,717	$4,065,922	$3,564,597
Acquisition inflows	43,088	-	-
Organic inflows	598,119	656,491	818,358
Redemptions	(915,397)	(1,147,888)	(1,345,371)
Market appreciation (depreciation)	410,515	(678,808)	1,028,338
Ending assets under management	$3,032,042	$2,895,717	$4,065,922

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management by share class over the past three fiscal years:

	Fiscal Years Ended September 30,
	2023	2022	2021
	(In thousands)
Hennessy Mutual Funds
Investor Class	$1,930,294	$2,199,250	$2,394,194
Institutional Class	1,027,166	1,445,112	1,595,106
Hennessy Stance ESG ETF	34,230	-	-
Average assets under management	$2,991,690	$3,644,362	$3,989,300

The principal asset on our balance sheet, management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of the end of fiscal year 2023, this asset had a net balance of $81.3 million, an increase of $0.4 million since the end of fiscal year 2022. The increase is related to the purchase of assets related to the management of an ETF that were reorganized into the Hennessy Stance ESG ETF and the costs associated with the definitive agreement signed with CCM in April 2023. (See Note 16 in Item 8, “Financial Statements and Supplementary Data.”)

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our existing and future secured indebtedness, and structurally subordinated to all existing and future indebtedness and other obligations of any future subsidiaries of ours. The 2026 Notes are the principal liability on our balance sheet at $39.2 million, net of issuance costs.

RESULTS OF OPERATIONS

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2023		2022
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$22,090	92.0%	$27,468	92.6%
Shareholder service fees	1,930	8.0	2,199	7.4
Total revenue	24,020	100.0	29,667	100.0
Operating expenses
Compensation and benefits	7,732	32.2	8,322	28.0
General and administrative	5,479	22.8	5,036	17.0
Fund distribution and other	486	2.0	536	1.8
Sub-advisory fees	3,759	15.6	5,727	19.3
Depreciation	230	1.0	207	0.7
Total operating expenses	17,686	73.6	19,828	66.8
Net operating income	6,334	26.4	9,839	33.2
Interest expense	2,256	9.4	2,122	7.2
Interest income	(2,522)	(10.5)	(229)	(0.8)
Income before income tax expense	6,600	27.5	7,946	26.8
Income tax expense	1,829	7.6	1,756	5.9
Net income	$4,771	19.9%	$6,190	20.9%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2023 to fiscal year 2022, total revenue decreased by 19.0%, from $29.7 million to $24.0 million, investment advisory fees decreased by 19.6%, from $27.5 million to $22.1 million, and shareholder service fees decreased by 12.2%, from $2.2 million to $1.9 million.

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

We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for fiscal year 2023 was $3.0 billion, which represents a decrease of $0.7 billion, or 17.9%, compared to fiscal year 2022. The Hennessy Fund with the largest average daily net assets for fiscal year 2023 was the Hennessy Focus Fund, with $684 million. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub‑advisor, which reduces the net operating profit contribution of the fund to our financial operations. The Hennessy Fund with the second largest average daily net assets for fiscal year 2023 was the Hennessy Gas Utility Fund, with $509 million. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets.

Total assets under management as of the end of fiscal year 2023 was $3.0 billion, an increase of $0.1 billion, or 4.7%, compared to the end of fiscal year 2022. The increase in total assets was attributable to market appreciation, partially offset by net outflows of the Hennessy Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Fiscal Year Ended September 30, 2023
Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$ 169 million
Hennessy Japan Small Cap Fund	$ 18 million
Hennessy Midstream Fund	$ 1 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Fiscal Year Ended September 30, 2023
Fund Name	Amount
Hennessy Focus Fund	$ (203) million
Hennessy Gas Utility Fund	$ (89) million
Hennessy Japan Fund	$ (82) million

Redemptions as a percentage of assets under management decreased from an average of 2.6% per month during fiscal year 2022 to an average of 2.5% per month during fiscal year 2023.

Operating Expenses

Comparing fiscal year 2022 to fiscal year 2023, total operating expenses decreased by 10.8%, from $19.8 million to $17.7 million. The decrease in operating expenses was primarily due to decreases in sub-advisory fee, compensation and benefits, and fund distribution and other expenses, partially offset by an increase in general and administrative and depreciation expenses. As a percentage of total revenue, total operating expenses increased 6.8 percentage points to 73.6%.

Compensation and Benefits Expense: Comparing fiscal year 2022 to fiscal year 2023, compensation and benefits expense decreased by 7.1%, from $8.3 million to $7.7 million. As a percentage of total revenue, compensation and benefits expense increased 4.2 percentage points to 32.2%. The decrease in dollar value of compensation and benefits expense was due primarily to a decrease in head count and incentive-based compensation during fiscal year 2023.

General and Administrative Expense: Comparing fiscal year 2022 to fiscal year 2023, general and administrative expense increased by 8.8% from $5.0 million to $5.5 million. As a percentage of total revenue, general and administrative expense increased 5.8 percentage points to 22.8%. The increase in general and administrative expense was due to an increase in professional services, including investment banking, legal and marketing costs, in the current period.

Fund Distribution and Other Expense: The distribution component of fund distribution and other expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset‑based fee, which is recorded as a fund distribution expense on our statement of operations to the extent paid by us. The Hennessy Mutual Funds, with the exception of the Hennessy Stance ESG ETF, may be purchased directly, and when purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an institution are less than a threshold amount. In such cases, we pay the minimum fee.

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

Comparing fiscal year 2022 to fiscal year 2023, fund distribution and other expense decreased by 9.3%, from $0.54 million to $0.49 million. As a percentage of total revenue, fund distribution and other expense increased 0.2 percentage points to 2.0%. The decrease in dollar value of fund distribution and other expense was primarily due to decreased average daily net assets of the Hennessy Mutual Funds, which in turn decreases the fees we pay to financial institutions. The decrease was partly offset by the expense associated with the operations of the Hennessy Stance ESG ETF that began in December 2022.

Sub-Advisory Fees Expense: Comparing fiscal year 2022 to fiscal year 2023, sub‑advisory fees expense decreased by 34.4%, from $5.7 million to $3.8 million. As a percentage of total revenue, sub‑advisory fees expense decreased 3.7 percentage points to 15.6%. The decrease in sub‑advisory fees expense was due to a decrease in average daily net assets of the sub‑advised Hennessy Funds, with an additional decrease as a result of us no longer paying sub‑advisory fees with respect to the Hennessy Energy Transition Fund and the Hennessy Midstream Fund after January 31, 2022. The decrease was partly offset by the expense associated with new sub‑advisory relationships relating to the Hennessy Stance ESG ETF that began in December 2022.

Depreciation Expense: Comparing fiscal year 2022 to fiscal year 2023, depreciation expense increased by 11.1% from $0.21 million to $0.23 million due to additional fixed asset purchases. As a percentage of total revenue, depreciation expense increased 0.3 percentage points to 1.0%.

Interest Expense

Comparing fiscal year 2022 to fiscal year 2023, interest expense increased by 6.3% from $2.1 to $2.3 million. The increase in interest expense was due to a full period of 2026 Notes interest expense incurred in the current period. The 2026 Notes were issued on October 20, 2021, and therefore incurred a partial period of interest expense in the first quarter of the prior comparable period.

Interest Income

Comparing fiscal year 2022 to fiscal year 2023, interest income increased from $0.2 to $2.5 million. The increase was due to rising interest rates.

Income Tax Expense

Comparing fiscal year 2022 to fiscal year 2023, income tax expense increased by 4.2%, from $1.76 million to $1.83 million. The increase in income tax expense was due to a higher effective income tax rate, partially offset by lower net operating income in the current period. The higher effective tax rate in the current period is due to the release of a portion of uncertain tax benefit position in the prior comparable period, as discussed in Item 8, “Financial Statements and Supplementary Data.”

Net Income

Comparing fiscal year 2022 to fiscal year 2023, net income decreased by 22.9%, from $6.2 million to $4.8 million. The decrease in net income was primarily due to decreased average assets under management in the current period, which resulted in lower revenue and net operating income.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2023 will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer‑term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

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

Our total assets under management as of the end of fiscal year 2023 was $3.0 billion, an increase of $0.1 billion, or 4.7%, compared to the end of fiscal year 2022. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2023 was $3.0 billion. As of the end of fiscal year 2023, we had cash and cash equivalents of $60.5 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$7,134	$8,665
Net cash used in investing activities	(819)	(231)
Net cash (used in) provided by financing activities	(4,326)	34,217
Net increase in cash and cash equivalents	$1,989	$42,651

The decrease in cash provided by operating activities of $1.5 million was mainly due to decreased net income in the current period.

The increase in cash used in investing activities of $0.6 million was due to the purchase of assets related to the management of an ETF that were reorganized into the Hennessy Stance ESG ETF and the costs associated with the definitive agreement signed with CCM in the current period.

The decrease in cash provided by financing activities of $38.5 million was due to the issuance of the 2026 Notes in the prior comparable period.

Dividend Payments. We have consistently paid dividends each year since 2005. Our quarterly dividend rate remained constant during fiscal years 2023 and 2022, and our dividend payments totaled $4.2 and $4.1 million in each such fiscal year, respectively.

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

Our operating revenues consist of contractual investment advisory and shareholder service fees. We earn our investment advisory fees through portfolio management of the Hennessy Funds, and we earn our shareholder service fees by assisting investors in the Hennessy Mutual Funds. These fee revenues are earned and calculated daily by the Hennessy Funds’ accountants. In accordance with Financial Accounting Standards Board (“FASB”) guidance on revenue recognition, we recognize fee revenues monthly. Our contractual agreements provide persuasive evidence that an arrangement exists with fixed and determinable fees, and the services are rendered daily. The collectability is probable as the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Codification 350: Intangibles – Goodwill and Other (“ASC 350”). Pursuant to ASC 350, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite‑lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2023 as the more-likely-than-not threshold was not met as of the end of fiscal year 2023.

The costs related to our purchase of the assets related to the management of investment funds are capitalized as incurred. The costs are defined as an intangible asset per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset, totaling $81.3 million as of the end of fiscal year 2023.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

We reviewed accounting pronouncements issued between December 7, 2022, the filing date of our most recent previously filed Annual Report on Form 10-K, and December 6, 2023, the filing date of this Annual Report on Form 10-K, and have determined that no accounting pronouncement issued would have a material impact on our financial position, results of operations, or disclosures.

There have been no other significant changes to our critical accounting policies and estimates during fiscal year 2023.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Hennessy Advisors, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2023 and 2022, the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Management Contract Asset – Impairment Consideration

As described in Note 1(f) to the financial statements, the Company has historically capitalized the cost of purchasing management contracts as intangible assets. These intangible assets are considered to have indefinite useful lives and are therefore not amortized, but rather tested at least annually for impairment. As part of this annual test, management (i) evaluates whether events and circumstances indicate that it is more likely than not that impairment exists, and/or (ii) estimates the fair value of such intangible assets and compares it to the cost of the assets to determine whether impairment has occurred. Management’s estimate of the fair value of management contract assets involves subjective assumptions that include stock market returns, fund flows and weighted average cost of capital.

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

San Francisco, CA
December 6, 2023

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$60,476	$58,487
Investments in marketable securities, at fair value	10	9
Investment fee income receivable	2,046	2,051
Interest income receivable	253	100
Prepaid expenses	669	753
Other accounts receivable	247	257
Total current assets	63,701	61,657
Property and equipment, net of accumulated depreciation of $2,287 and $2,057, respectively	305	320
Operating lease right-of-use asset	295	651
Management contracts	81,262	80,868
Other assets	156	156
Total assets	$145,719	$143,652
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$3,165	$3,320
Accrued management contract payment	-	210
Operating lease liability	279	367
Income taxes payable	748	820
Total current liabilities	4,192	4,717
Notes payable, net of issuance costs	39,164	38,870
Long-term operating lease liability	-	279
Net deferred income tax liability	14,611	13,488
Total liabilities	57,967	57,354
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,671,099 shares issued and outstanding as of September 30, 2023, and 7,571,741 as of September 30, 2022	21,800	20,951
Retained earnings	65,952	65,347
Total stockholders' equity	87,752	86,298
Total liabilities and stockholders' equity	$145,719	$143,652

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2023	2022
Revenue
Investment advisory fees	$22,090	$27,468
Shareholder service fees	1,930	2,199
Total revenue	24,020	29,667
Operating expenses
Compensation and benefits	7,732	8,322
General and administrative	5,479	5,036
Fund distribution and other	486	536
Sub-advisory fees	3,759	5,727
Depreciation	230	207
Total operating expenses	17,686	19,828
Net operating income	6,334	9,839
Interest expense	2,256	2,122
Interest income	(2,522)	(229)
Income before income tax expense	6,600	7,946
Income tax expense	1,829	1,756
Net income	$4,771	$6,190
Earnings per share
Basic	$0.63	$0.83
Diluted	$0.63	$0.82
Weighted average shares outstanding
Basic	7,580,120	7,483,342
Diluted	7,603,676	7,558,008
Cash dividends declared per share	$0.55	$0.55

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

	Common Stock		Retained	Total Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2021	7,469,584	$19,964	$63,298	$83,262
Net income	-	-	6,190	6,190
Dividends paid	-	-	(4,113)	(4,113)
Employee and director restricted stock vested	132,263	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(37,718)	(328)	(28)	(356)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	471	5	-	5
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	7,141	74	-	74
Stock-based compensation	-	1,252	-	1,252
Employee restricted stock forfeiture	-	(16)	-	(16)
Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298
Net income	-	-	4,771	4,771
Dividends paid	-	-	(4,166)	(4,166)
Employee and director restricted stock vested	124,015	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(34,192)	(233)	-	(233)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,206	9	-	9
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	8,329	64	-	64
Stock-based compensation	-	1,026	-	1,026
Employee restricted stock forfeiture	-	(17)	-	(17)
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Years Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$4,771	$6,190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	230	207
Change in right-of-use asset and operating lease liability	(11)	-
Amortization of note issuance costs	294	263
Deferred income taxes	1,123	1,051
Employee restricted stock forfeiture	(17)	(16)
Stock-based compensation	1,026	1,252
Unrealized loss (gain) on marketable securities	(1)	1
Change in operating assets and liabilities:
Investment fee income receivable	5	744
Interest income receivable	(153)	(100)
Prepaid expenses	84	35
Other accounts receivable	10	20
Other assets	-	79
Accrued liabilities and accounts payable	(155)	(831)
Income taxes payable	(72)	(230)
Net cash provided by operating activities	7,134	8,665
Cash flows from investing activities
Purchases of property and equipment	(215)	(216)
Payments related to management contracts	(604)	(15)
Net cash used in investing activities	(819)	(231)
Cash flows from financing activities
Proceeds from issuance of notes, net of underwriting discount	-	39,042
Payment of issuance costs on notes	-	(435)
Repurchase of vested employee restricted stock for tax withholding	(233)	(356)
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	9	5
Dividend payments	(4,102)	(4,039)
Net cash (used in) provided by financing activities	(4,326)	34,217
Net increase in cash and cash equivalents	1,989	42,651
Cash and cash equivalents at the beginning of the period	58,487	15,836
Cash and cash equivalents at the end of the period	$60,476	$58,487
Supplemental disclosures of cash flow information
Cash paid for income taxes	$779	$938
Cash paid for interest	$1,962	$1,859
Dividend investment issued in shares	$64	$74
Payment related to management contracts in accounts payable	$-	$210

See Accompanying Notes to Financial Statements

Notes to Financial Statements

(1)	Organization and Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

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

The employee retention credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees and allowed claims through December 31, 2021, by eligible employers who retained employees during the COVID‑19 pandemic. The Company filed Form 941‑X to request an ERC from the Internal Revenue Service. In May 2023, the Company received an ERC of approximately $0.3 million plus accrued interest. For‑profit entities do not have specific guidance to apply under accounting principles generally accepted in the United States to account for ERCs and therefore follow guidance in accordance with Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, the Company is netting the credit against related payroll expense in the current period.

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

●

maintaining a compliance program (including a code of ethics), conducting ongoing reviews of the compliance programs of the fund’s service providers (including any sub‑advisor), including their codes of ethics, as appropriate, conducting on‑site visits to the fund’s service providers (including any sub-advisor) as feasible, monitoring incidents of abusive trading practices, reviewing fund expense accruals, payments, and fixed expense ratios, evaluating insurance providers for fidelity bond, directors and officers and errors and omissions insurance, and cybersecurity insurance coverage, managing regulatory examination compliance and responses, conducting employee compliance training, reviewing reports provided by service providers, and maintaining books and records;

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

●	maintaining in‑house marketing and distribution departments on behalf of the fund;

●	preparing or directing the preparation of all regulatory filings for the fund, including writing and annually updating the fund’s prospectus and related documents;

●	for each annual report of the fund, preparing or reviewing a written summary of the fund’s performance during the most recent 12‑month period;

●	monitoring and overseeing the accessibility of the fund on financial institution platforms;

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Mutual Funds by, among other things, maintaining a toll‑free number that the current investors in the Hennessy Funds may call to ask questions about their accounts and actively participating as a liaison between investors in the Hennessy Funds and U.S. Bank Global Fund Services.

Investment advisory and shareholder service fee revenues are earned and calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services and are subsequently reviewed by management.

The Company recognizes revenues when its obligations related to the investment advisory and shareholder services are satisfied, and it is probable that a significant reversal of the revenue amount would not occur in future periods. Management judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services. Investment advisory and shareholder services are performed over time because investors in the Hennessy Funds are receiving and consuming the benefits as they are provided by the Company. Fees are based on contractual percentages of net asset values and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in net asset values, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows. Assets under management represent the broad range of financial assets the Company manages for the Hennessy Funds on a discretionary basis pursuant to investment management and shareholder servicing agreements that are expected to continue for at least 12 months. In general, reported assets under management reflect the valuation methodology that corresponds to the basis used for determining revenue. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers.

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

The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of the end of fiscal years 2023 and 2022. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2023 and 2022 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(d)	Investments

Investments in highly‑liquid financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long‑term investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains and losses of less than $1,000 per year were recognized in operations for fiscal years 2023 and 2022.

Dividend income is recorded on the ex‑dividend date. Purchases and sales of marketable securities are recorded on a trade‑date basis, and realized gains and losses recognized on sale are determined on a specific identification/average cost basis.

(e)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between one and ten years.

(f)	Management Contracts Purchased

Throughout its history, the Company has completed 11 purchases of the assets related to the management of 31 different investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. Although a quantitative analysis of the fair value of the management contract asset was not required, management performed a high-level analysis for internal purposes only. The fair value of the management contract asset was estimated as of the end of fiscal years 2023 and 2022 by applying the income approach and was based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The analysis further supported that there was no "more-likely-than-not" impairment trigger as of such dates.

Under Accounting Standards Codification 350 — Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company considered various factors, such as likelihood of continued renewal, whether there are foreseeable limits on net cash flows, and whether the Company is dependent on a limited number of investors, in determining the useful life of the management contracts. Based on analysis, the Company considers the management contract asset to be an intangible asset with an indefinite useful life and no impairment as of the end of fiscal year 2023.

The Company completed its most recent asset purchase on December 22, 2022, when it purchased certain assets related to the management of the Stance Equity ESG Large Cap Core ETF (the “Stance ETF”). This asset purchase added approximately $43 million to the Company’s assets under management at the time of closing. The purchase was consummated in accordance with the terms and conditions of the Transaction Agreement, dated as of August 29, 2022, among the Company, Stance Capital, LLC, and Red Gate Advisers, LLC, among others. Upon completion of the transaction, the assets related to the management of the Stance ETF were reorganized into a newly formed series of Hennessy Funds Trust named the Hennessy Stance ESG ETF. In connection with the transaction, Stance Capital, LLC and Vident Investment Advisory, LLC (“VIA”) became sub-advisors to the Hennessy Stance ESG ETF. In July 2023, VIA completed an acquisition transaction that resulted in a change of control of VIA and automatic termination of the Company’s sub‑advisory agreement with VIA. On the same date, the Company entered into a new sub‑advisory agreement with Vident Advisory, LLC. As of September 30, 2023, the Company capitalized a total of $0.2 million under this transaction, all of which remained payable as of September 30, 2022, and was paid during the year ended September 30, 2023.

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

In the current period, the Company capitalized $0.2 million in legal costs related to the transaction. Upon completion of the transaction, the assets of the CCM Equity Funds will be reorganized into the Hennessy Stance ESG ETF. The transaction is subject to customary closing conditions, including the approval of the CCM Equity Funds’ shareholders.

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

The Company believes the positions taken on its tax returns are fully supported, but tax authorities may challenge these positions and they may not be fully sustained on examination by the relevant tax authorities. Accordingly, the income tax provision includes amounts intended to satisfy assessments that may result from these challenges. Determining the income tax provision for these potential assessments and recording the related effects requires management judgement and estimates. The amounts ultimately paid on resolution of an audit could be materially different from the amounts previously included in the income tax provision and, therefore, could have a material impact on the Company’s income tax provision, net income, and cash flows. The accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of the Company’s domestic operations, including the allocation of income among different jurisdictions. For a further discussion on taxes, refer to Note 12 in this Item 8, “Financial Statements and Supplementary Data.”

The Company is subject to income tax in the U.S. federal jurisdiction and multiple state jurisdictions. The Company’s U.S. federal income taxes for 2019 through 2023 remain open and subject to examination. The Company has identified 22 major state tax jurisdictions in which it is subject to income tax, which include California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Texas, and Wisconsin. For tax years that remain open, the below chart shows the number of such state tax jurisdictions that remain subject to examination by the appropriate governmental agencies:

Year	Number of State Tax Jurisdictions
2023	22
2022	22
2021	22
2020	22
2019	19

For state tax jurisdictions with unfiled tax returns, the statutes of limitations remains open indefinitely.

(h)	Earnings per Share

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

All compensation costs related to RSUs vested during fiscal years 2023 and 2022 have been recognized in the financial statements.

The Company has available up to 3,835,550 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.

A summary of RSU activity is as follows:

	Fiscal Years Ended September 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of year	315,561	$8.15	323,810	$8.87
Granted	159,700	5.53	132,875	7.72
Vested (1)	(124,746)	(8.22)	(133,207)	(9.42)
Forfeited	(5,360)	(8.12)	(7,917)	(8.76)
Non-vested balance at end of year	345,155	$6.91	315,561	$8.15

(1)	Represents partially vested RSUs for which the Company already has recognized the associated compensation expense but has not yet issued to employees the related shares of common stock.

Additional information related to RSUs is as follows:

September 30, 2023
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,386
Weighted average remaining period to expense for RSUs (in years)	3.1

Dividend Reinvestment and Stock Purchase Plan

In January 2021, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 9,535 and 7,612 shares of common stock in fiscal years 2023 and 2022, respectively. The maximum number of shares that may be issued under the DRSPP is 1,470,000, of which 1,443,310 shares remained available for issuance as of September 30, 2023.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program does not have an expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, a total of 1,096,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during fiscal year 2023.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,382	$-	$-	$59,382
Mutual fund investments	10	-	-	10
Total	$59,392	$-	$-	$59,392
Amounts included in
Cash and cash equivalents	$59,382	$-	$-	$59,382
Investments in marketable securities	10	-	-	10
Total	$59,392	$-	$-	$59,392

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$54,225	$-	$-	$54,225
Mutual fund investments	9	-	-	9
Total	$54,234	$-	$-	$54,234
Amounts included in
Cash and cash equivalents	$54,225	$-	$-	$54,225
Investments in marketable securities	9	-	-	9
Total	$54,234	$-	$-	$54,234

There were no transfers between levels during fiscal years 2023 or 2022.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 9 in this Item 8, “Financial Statements and Supplementary Data”) was approximately $36.8 million as of September 30, 2023, based on the last trading price of the notes on that date (Level 1).

(3)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(In thousands)
2023
Mutual fund investments	$4	$26	$(20)	$10
Total	4	26	(20)	10
2022
Mutual fund investments	$4	$24	$(19)	$9
Total	4	24	(19)	9

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(4)	Property and Equipment, Net

The following table summarizes the Company’s property and equipment balances:

	September 30,
	2023	2022
	(In thousands)
Equipment	$786	$703
Leasehold improvements	154	154
Furniture and fixtures	399	396
IT infrastructure	87	85
Software	1,166	1,039
Property and equipment, gross	2,592	2,377
Accumulated depreciation	(2,287)	(2,057)
Property and equipment, net	$305	$320

The following useful lives are assigned to fixed assets:  furniture is seven years, equipment is three years, and software ranges from one to three years. During each of fiscal year 2023 and 2022, depreciation expense was $0.2 million.

(5)	Management Contracts

The costs related to the Company’s purchase of the assets related to management contracts are capitalized as incurred and comprise the management contract asset. This asset was $81.3 million as of the end of fiscal year 2023, an increase of $0.4 million from the end of fiscal year 2022. The increase was related to expenses incurred in connection with the purchase of assets related to the management of the Stance ETF and the costs associated with the definitive agreement signed with CCM in the current period. The Company considers the management contract asset to be an intangible asset per Accounting Standards Codification 350 — Intangibles – Goodwill and Other. The purchase costs that comprise the management contract asset include consideration to the seller, as well as legal and similar external transaction costs.

(6)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 17 Hennessy Funds.

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

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which initially created a long‑term operating lease as of such date. Upon renewal of the lease, the Company recorded a right‑of‑use asset of $1.1 million on its balance sheet. The renewed lease expires on July 31, 2024, and is therefore a short-term operating lease as of September 30, 2023. There were no other long‑term operating leases as of the end of fiscal year 2023.

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

September 30, 2023
(In thousands, except years and percentages)
Operating lease right-of-use assets	$295
Current operating lease liability	$279
Long-term operating lease liability	$-
Weighted average remaining lease term	0.8
Weighted average discount rate	0.90%

For fiscal years 2023 and 2022, the Company’s lease payments related to its operating lease right-of-use assets totaled $0.37 million and $0.36 million, respectively, and total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.51 million and $0.49 million, respectively.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

September 30, 2023
(In thousands)
Fiscal year 2024 undiscounted cash flows	286
Present value discount	(7)
Total operating lease liabilities	$279

(8)	Accrued Liabilities and Accounts Payable

Details relating to the accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	September 30,
	2023	2022
	(In thousands)
Accrued bonus liabilities	$2,260	$2,207
Accrued sub-advisor fees	310	336
Other accrued expenses	595	777
Total accrued expenses	$3,165	$3,320

(9)	Debt Outstanding

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

In addition to the operating leases discussed in Note 7 in this Item 8, “Financial Statements and Supplementary Data,” the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. The contractual expense ratio limitations with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund expire February 28, 2024. The contractual expense ratio limitation with respect to the Hennessy Stance ESG ETF expires December 31, 2024. Total fees waived during fiscal years 2023 and 2022 were $0.15 million and $0.11 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

The Company has no other commitments and no significant contingencies with original terms in excess of one year.

(11)	Retirement Plan

The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with at least 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.2 million in each of the fiscal years 2023 and 2022. To be eligible for the discretionary profit-sharing contribution, an employee must be eligible to participate in the 401(k) retirement plan and must complete at least 501 hours of service during the calendar year or be employed as of the last day of the calendar year.

(12)	Income Taxes

As of the end of each of fiscal years 2023 and 2022, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.4 million and $0.4 million, respectively. If the tax benefits of such amounts were recognized, $0.3 million and $0.3 million of such amounts, respectively, would decrease the Company’s effective income tax rate. The Company’s net liability for accrued interest and penalties was $0.3 million as of each of September 30, 2023, and September 30, 2022. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended September 30, 2023, and September 30, 2022, the Company recognized approximately $0.05 million and $0.02 million in interest and penalties, respectively.

The Company’s activity was as follows:

	Fiscal Years Ended September 30,
	2023	2022
	(In thousands)

Beginning year balance	$353	$608
Decrease related to prior year tax positions	-	(255)
Ending year balance	$353	$353

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

The Company’s income tax expense was as follows:

	Fiscal Years Ended September 30,
	2023	2022
	(In thousands)
Current
Federal	$485	$854
State	221	(149)
Total Current	706	705
Deferred
Federal	955	888
State	168	163
Total Deferred	1,123	1,051
Total	$1,829	$1,756

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.0	3.9
Permanent and other differences	(0.4)	0.4
Difference due to executive compensation	0.7	1.0
Tax return to provision adjustments	0.8	(1.3)
Uncertain tax position	0.9	(3.0)
Stock-based compensation	0.7	0.1
Effective income tax rate	27.7%	22.1%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2023	2022
	(In thousands)
Deferred tax assets
Accrued compensation	$37	$40
Stock compensation	18	20
State taxes	176	175
Capital loss carryforward	7	7
Lease liability	70	(1)
Gross deferred tax assets	308	241
Disallowed capital loss	(7)	(7)
Net deferred tax assets	301	234
Deferred tax liabilities
Property and equipment	(31)	(35)
Management contracts	(14,807)	(13,687)
ROU asset	(74)	-
Total deferred tax liabilities	(14,912)	(13,722)
Net deferred tax liabilities	$(14,611)	$(13,488)

(13)	Earnings per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2023	2022
Weighted average common stock outstanding, basic	7,580,120	7,483,342
Dilutive impact of RSUs	23,556	74,666
Weighted average common stock outstanding, diluted	7,603,676	7,558,008

For fiscal years 2023 and 2022, the Company excluded 100,569 and 282 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of vested RSUs.

(14)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2023, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $1.1 million. In addition, total cash and cash equivalents include $59.3 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(15)	Recently Issued and Adopted Accounting Standards

The Company has reviewed accounting pronouncements issued between December 7, 2022, the filing date of its most recent previously filed Annual Report on Form 10-K, and December 6, 2023, the filing date of this Annual Report on Form 10-K, and has determined that no accounting pronouncement issued would have a material impact on the Company’s financial position, results of operations, or disclosures.

There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2023.

(16)	Risk and Uncertainties – Geopolitical Tensions

The short and long-term implications of Russia’s invasion of Ukraine and Hamas' attack against Israel are difficult to predict. Because of the highly uncertain and dynamic nature of these events, their impact on the Company’s business, financial condition, or operating results cannot be reasonably estimated at this time.

(17)	Pending Asset Purchase of the CCM Equity Funds

On April 26, 2023, the Company announced that it signed a definitive agreement with Community Capital Management, LLC to purchase the assets related to the management of the CCM Equity Funds. The Company filed a Current Report on Form 8‑K regarding this transaction on April 26, 2023.

Upon completion of the transaction, the assets related to the CCM Equity Funds will be reorganized into the Hennessy Stance ESG ETF.

The transaction is subject to customary closing conditions, including approval by the Board of Trustees of Hennessy Funds Trust, the Board of Trustees of the Quaker Investment Trust, and the shareholders of each of the CCM Equity Funds.

(18)	Subsequent Events

As of December 6, 2023, the filing date of this Annual Report on Form 10‑K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2023, and determined the following to be subsequent events:

On October 26, 2023, the Company announced a quarterly cash dividend of $0.1375 per share paid on November 27, 2023, to shareholders of record as of November 13, 2023. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

On November 13, 2023, the Company completed the purchase of certain assets related to the management of the CCM Small/Mid-Cap Impact Value Fund. This asset purchase added approximately $12 million to the Company’s assets under management at the time of closing. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of April 26, 2023, between the Company and Community Capital Management, LLC. The purchase price of $0.2 million was funded with available cash and was based on the total net assets under management of the CCM Small/Mid-Cap Impact Value Fund as measured at the close of business on November 10, 2023. Upon completion of the transaction, the assets of CCM Small/Mid-Cap Impact Value Fund were reorganized into the Hennessy Stance ESG ETF.

The Special Meeting of shareholders of the CCM Core Impact Equity Fund has been adjourned to January 31, 2024. Pending shareholder approval, the assets of the CCM Core Impact Equity Fund will also be reorganized into the Hennessy Stance ESG ETF.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2023, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2024 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” and “Executive Officers.” Such information is incorporated by reference as if fully set forth in this report.

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

The information required by this item can be found in the Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation.” Such information is incorporated by reference as if fully set forth in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item can be found in the Proxy Statement under the caption “Voting Information.” Such information is incorporated by reference as if fully set forth in this report.

EQUITY COMPENSATION PLAN INFORMATION

Our Omnibus Plan, which was approved by our shareholders, is the only equity compensation plan under which we may issue our common stock.

	September 30, 2023
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Issuance Under Compensation Plans (2)

Equity compensation plans approved by security holders (1)	349,613	-	1,175,032
Equity compensation plans not approved by security holders	-	-	-
Total	349,613	-	1,175,032

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.

(2)

Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 50% of our outstanding common stock, or 3,835,550 shares, as of the end of fiscal year 2023.

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

Exhibit Index

Set forth below is a list of all exhibits to this Annual Report on Form 10‑K, including those incorporated by reference.

Exhibits

3.1	Amended and Restated Articles of Incorporation (10)
3.2	Fifth Amended and Restated Bylaws (12)
4.1	Description of Securities (16)
4.2	Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (15)
4.3	First Supplemental Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (15)
10.1	License Agreement, dated as of April 10, 2000, between the registrant and Netfolio, Inc. (2)
10.2	Investment Advisory Agreement, dated as of March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)
10.3

Investment Advisory Agreement, dated as of October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4

Investment Advisory Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (7)

10.5

First Amendment to Investment Advisory Agreement, dated as of March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (9)

10.6	First Amendment to Investment Advisory Agreement, dated as of February 28, 2017, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund)
10.7	Amended and Restated Investment Advisory Agreement, dated as of February 28, 2022, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Energy Transition Fund and the Hennessy Midstream Fund)
10.8	Investment Advisory Agreement, dated as of December 22, 2022, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Stance ESG ETF)
10.9	First Amendment to Investment Advisory Agreement, dated as of April 28, 2023, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Stance ESG ETF)
10.10	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)
10.11	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)
10.12	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and FCI Advisors (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)
10.13	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (7)
10.14

First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (13)

10.15	Sub‑Advisory Agreement, dated as of December 22, 2022, between the registrant and Stance Capital, LLC (for the Hennessy Stance ESG ETF (portfolio composition sub‑advisor))
10.16	First Amendment to Sub‑Advisory Agreement, dated as of April 28, 2023, between the registrant and Stance Capital, LLC (for the Hennessy Stance ESG ETF (portfolio composition sub‑advisor))
10.17	Sub‑Advisory Agreement, dated as of July 14, 2023, between the registrant and Vident Advisory, LLC (for the Hennessy Stance ESG ETF (trading sub‑advisor))
10.18	Second Amended and Restated Servicing Agreement, dated as of February 28, 2022, between the registrant and Hennessy Funds Trust (on behalf of all Hennessy Mutual Funds)
10.19	Hennessy Advisors, Inc. Amended and Restated 2013 Omnibus Incentive Plan (6)
10.20	Form of Restricted Stock Unit Award Agreement for Employees (1)(5)

10.21	Form of Restricted Stock Unit Award Agreement for Directors (1)(5)
10.22	Form of Stock Option Award Agreement for Employees (1)(5)
10.23	Form of Stock Option Award Agreement for Directors (1)(5)
10.24	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(12)
10.25	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(9)
10.26	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(12)
10.27	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(14)
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a‑14a Certification of the Principal Executive Officer
31.2	Rule 13a‑14a Certification of the Principal Financial Officer
32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
97	Hennessy Advisors, Inc. Compensation Recovery Policy
101

Financial statements from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2023, filed on December 6, 2023, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

104	The Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

Notes:

(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333‑66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872), filed December 4, 2009.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872), filed January 17, 2013.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(6)

Incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A for the Company’s Special Meeting of Shareholders held on March 26, 2015 (SEC File No. 000-49872), filed February 21, 2014.

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.
(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.
(13)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.
(14)	Incorporated by reference from the Company’s Current Report on Form 8‑K (SEC File No. 001-36423) filed February 25, 2019.
(15)	Incorporated by reference from the Company’s Current Report on Form 8‑K (SEC File No. 001-36423), filed October 20, 2021.
(16)	Incorporated by reference from the Company’s Form 10‑K for the fiscal year ended September 30, 2021 (SEC File No. 001-36423), filed November 24, 2021.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

Date: December 6, 2023
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

By:	/s/ Kathryn R. Fahy	Date: December 6, 2023
Kathryn R. Fahy Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date: December 6, 2023
Neil J. Hennessy Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Henry Hansel	Date: December 6, 2023
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Date: December 6, 2023
Brian A. Hennessy Director

By:	/s/ Lydia Knight-O’Riordan	Date: December 6, 2023
Lydia Knight-O’Riordan Director

By:	/s/ Kiera Newton	Date: December 6, 2023
Kiera Newton Director

By:	/s/ Susan W. Pomilia	Date: December 6, 2023
Susan W. Pomilia Director

By:	/s/ Thomas L. Seavey	Date: December 6, 2023
Thomas L. Seavey Director