Form 10-Q
period 2023-12-31
HENNESSY ADVISORS INC
filed 2024-02-08
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

Yes ☐         No ☒

As of February 5, 2024, there were 7,675,363 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$59,605	$60,476
Investments in marketable securities, at fair value	11	10
Investment fee income receivable	2,155	2,046
Interest income receivable	264	253
Prepaid expenses	603	669
Other accounts receivable	251	247
Total current assets	62,889	63,701
Property and equipment, net of accumulated depreciation of $2,356 and $2,287, respectively	282	305
Operating lease right-of-use asset	206	295
Management contracts	81,466	81,262
Other assets	163	156
Total assets	$145,006	$145,719
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$1,616	$3,165
Operating lease liability	186	279
Income taxes payable	978	748
Total current liabilities	2,780	4,192
Notes payable, net of issuance costs	39,240	39,164
Net deferred income tax liability	14,825	14,611
Total liabilities	56,845	57,967
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,673,869 shares issued and outstanding as of December 31, 2023, and 7,671,099 as of September 30, 2023	22,064	21,800
Retained earnings	66,097	65,952
Total stockholders' equity	88,161	87,752
Total liabilities and stockholders' equity	$145,006	$145,719

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Revenue
Investment advisory fees	$5,665	$5,654
Shareholder service fees	479	491
Total revenue	6,144	6,145
Operating expenses
Compensation and benefits	1,866	1,858
General and administrative	1,724	1,569
Fund distribution and other	149	95
Sub-advisory fees	911	969
Depreciation	69	49
Total operating expenses	4,719	4,540
Net operating income	1,425	1,605
Interest expense	567	563
Interest income	(786)	(467)
Income before income tax expense	1,644	1,509
Income tax expense	444	390
Net income	$1,200	$1,119
Earnings per share
Basic	$0.16	$0.15
Diluted	$0.16	$0.15
Weighted average shares outstanding
Basic	7,672,191	7,572,454
Diluted	7,673,688	7,581,157
Cash dividends declared per share	$0.14	$0.14

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31, 2023
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	1,200	1,200
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Stock-based compensation	-	246	-	246
Balance at December 31, 2023	7,673,869	$22,064	$66,097	$88,161

Statements of Changes in Stockholders' Equity

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

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$1,200	$1,119
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	69	49
Unrealized gain on marketable securities	(1)	(1)
Change in right-of-use asset and operating lease liability	(4)	(1)
Amortization of note issuance costs	76	73
Deferred income taxes	214	262
Stock-based compensation	246	262
Change in operating assets and liabilities
Investment fee income receivable	(109)	(24)
Interest income receivable	(11)	(78)
Prepaid expenses	66	169
Other accounts receivable	(4)	-
Other assets	(7)	(1)
Accrued liabilities and accounts payable	(1,549)	(1,989)
Income taxes payable	230	128
Net cash provided by (used in) operating activities	416	(32)
Cash flows from investing activities
Purchases of property and equipment	(46)	(64)
Payments related to management contracts	(204)	(317)
Net cash used in investing activities	(250)	(381)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	1	2
Dividend payments	(1,038)	(1,026)
Net cash used in financing activities	(1,037)	(1,024)
Net decrease in cash and cash equivalents	(871)	(1,437)
Cash and cash equivalents at the beginning of the period	60,476	58,487
Cash and cash equivalents at the end of the period	$59,605	$57,050
Supplemental disclosures of cash flow information
Cash paid for interest	$491	$491
Dividend reinvestment issued in shares	$17	$15

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2023, the Company’s operating results for the three months ended December 31, 2023 and 2022, and the Company’s cash flows for the three months ended December 31, 2023 and 2022. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2023, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2023.

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

          The employee retention credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees and allowed claims through December 31, 2021, by eligible employers who retained employees during the COVID-19 pandemic. The Company filed Form 941-X to request an ERC from the Internal Revenue Service. In May 2023, the Company received an ERC of approximately $0.3 million plus accrued interest. For-profit entities do not have specific guidance to apply under accounting principles generally accepted in the United States to account for ERCs and therefore follow guidance in accordance with Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). In accordance with IAS 20, the Company netted the credit against related payroll expense in the period received.

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

The Company earns shareholder service fees from Investor Class shares of the Hennessy Mutual Funds by, among other things, maintaining a toll free number that the current investors in the Hennessy Funds may call to ask questions about their accounts and actively participating as a liaison between investors in the Hennessy Funds and U.S. Bank Global Fund Services.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 32 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2023, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of December 31, 2023, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

Under Accounting Standards Codification 350 — Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company considered various factors, such as likelihood of continued renewal, whether there are foreseeable limits on net cash flows, and whether the Company is dependent on a limited number of investors, in determining the useful life of the management contracts. Based on analysis, the Company considers the management contract asset to be an intangible asset with an indefinite useful life and no impairment as of the end of the current period.

The Company completed its most recent asset purchase on  November 10, 2023, when it purchased assets related to the management of the CCM Small/Mid-Cap Impact Value Fund. This asset purchase added approximately $12 million to the Company’s assets under management at the time of closing. The purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of April 26, 2023, between the Company and Community Capital Management, LLC (the “CCM Transaction Agreement”). Upon completion of the transaction, the assets of CCM Small/Mid-Cap Impact Value Fund were reorganized into the Hennessy Stance ESG ETF.

As of December 31, 2023, there was a second asset purchase pending under the CCM Transaction Agreement, which is for the purchase of assets related to the management of the CCM Core Impact Equity Fund. The purchase is subject to customary closing conditions, including the approval of the shareholders of the CCM Core Impact Equity Fund. At the Special Meeting of Shareholders of the CCM Core Impact Equity Fund on  January 31, 2024, shareholders approved the purchase of assets related to the management of the CCM Core Impact Equity Fund by the Company. See Note 13, "Subsequent Events," for additional information.

In the current period, the Company capitalized $0.2 million in legal costs related to the CCM Transaction Agreement.

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

In exchange for sub-advisory services, the Company (not the Hennessy Funds) pays sub-advisory fees to the sub-advisors out of its own assets. Sub‑advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,406	$-	$-	$59,406
Mutual fund investments	11	-	-	11
Total	$59,417	$-	$-	$59,417
Amounts included in:
Cash and cash equivalents	$59,406	$-	$-	$59,406
Investments in marketable securities	11	-	-	11
Total	$59,417	$-	$-	$59,417

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,382	$-	$-	$59,382
Mutual fund investments	10	-	-	10
Total	$59,392	$-	$-	$59,392
Amounts included in:
Cash and cash equivalents	$59,382	$-	$-	$59,382
Investments in marketable securities	10	-	-	10
Total	$59,392	$-	$-	$59,392

There were no transfers between levels during the three months ended December 31, 2023, or the year ended September 30, 2023.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $38.2 million as of December 31, 2023, based on the last trading price of the notes on that date (Level 1).

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the quarter ended March 31, 2021, the Company renewed the lease for its office in Novato, California for an additional three years, which created a long‑term operating lease as of such date. Upon renewal of the lease, the Company recorded a right‑of‑use asset of $1.1 million on its balance sheet. The renewed lease expires on July 31, 2024, and is therefore a short-term operating lease as of December 31, 2023. There were no long‑term operating leases as of December 31, 2023, and September 30, 2023.

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

December 31, 2023
(In thousands, except years and percentages)
Operating lease right-of-use assets	$206
Current operating lease liability	$186
Long-term operating lease liability	$-
Weighted average remaining lease term	0.6
Weighted average discount rate	0.90%

For the three months ended December 31, 2023, rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.1 million.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

December 31, 2023
(In thousands)
Remainder of fiscal year 2024	$191
Total undiscounted cash flows	191
Present value discount	(5)
Total operating lease liabilities	186

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	December 31, 2023	September 30, 2023
	(In thousands)
Accrued bonus liabilities	$554	$2,260
Accrued sub-advisor fees	317	310
Other accrued expenses	745	595
Total accrued liabilities and accounts payable	$1,616	$3,165

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the three months ended December 31, 2023 and 2022, were 27.0% and 25.8%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2023, the Company has identified 22 state tax jurisdictions in which it is subject to income tax.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. The contractual expense ratio limitations with respect to the Hennessy Midstream Fund and the Hennessy Technology Fund will expire February 28, 2024, unless extended. The contractual expense ratio limitation with respect to the Hennessy Stance ESG ETF will expire  December 31, 2024, unless extended. Total fees waived during the three months ended December 31, 2023 and December 31, 2022, were $0.04 million and $0.03 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Three Months Ended December 31, 2023
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	349,613	$6.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance at end of period	349,613	$6.92

Additional information related to RSUs is as follows:

December 31, 2023
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,140
Weighted average remaining years to expense for RSUs	2.9

Dividend Reinvestment and Stock Purchase Plan

In January 2021, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2018. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP, the Company issued 2,770 and 1,965 shares of common stock during the three months ended December 31, 2023 and 2022, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,470,000, of which 1,440,540 remained available for issuance as of December 31, 2023.

As discussed in Note 13, the Company began offering to investors an updated Dividend Reinvestment and Stock Purchase Plan in January 2024 that replaced the DRSPP.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, a total of 1,096,368 shares remains available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the three months ended December 31, 2023.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	December 31,
	2023	2022
Weighted average common stock outstanding, basic	7,672,191	7,572,454
Dilutive impact of RSUs	1,497	8,703
Weighted average common stock outstanding, diluted	7,673,688	7,581,157

For the three months ended December 31, 2023 and 2022, the Company excluded 244,051 and 165,868 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on November 27, 2023, to shareholders of record as of November 13, 2023.

(12)	Recently Issued and Adopted Accounting Standards

The Company has reviewed accounting pronouncements issued between the filing date of its most recent Form 10-K, which was December 7, 2023, and the filing date of this Form 10-Q and has determined that no accounting pronouncements issued would have a material impact on the Company’s financial position, results of operations, or disclosures, except as disclosed below.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026. The Company is currently in the process of evaluating the impact of adoption on its financial statements.

(13)	Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material events occurred during this period that require recognition or disclosure, other than as discussed below.

In January 2024, the Company began offering to investors an updated Dividend Reinvestment and Stock Purchase Plan. The maximum number of shares of common stock that may be issued under the updated plan is 1,530,000 shares.

At the Special Meeting of Shareholders of the CCM Core Impact Equity Fund on January 31, 2024, shareholders approved the purchase of assets related to the management of the CCM Core Impact Equity Fund by the Company. It is anticipated that the assets of the CCM Core Impact Equity Fund will be reorganized into the Hennessy Stance ESG ETF on February 23, 2024.

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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2023, including under the section entitled “Risk Factors” in such report. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the fund assets we currently manage and the generation of inflows into the funds we manage. The success of our business strategy may be influenced by the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

We derive our operating revenues from investment advisory fees paid to us by the Hennessy Funds and shareholder service fees paid to us by the Hennessy Mutual Funds. These fees are calculated as a percentage of the average daily net assets of each Hennessy Fund. The percentage amount of the investment advisory fees varies by fund. The percentage amount of the shareholder service fees is consistent across all Hennessy Mutual Funds, but shareholder service fees are charged on Investor Class shares only. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each Hennessy Fund, which are affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

On a total return basis, the Dow Jones Industrial Average was up 13.09% for the three months ended December 31, 2023. During the most recent quarter, equity prices advanced as investors reacted positively to encouraging signs that inflation is moderating. While the rate of inflation continues to be above the Federal Reserve’s stated 2% target, the market increasingly seems to believe that the potential for slowing economic growth could bring inflation close to the Federal Reserve's stated goal. Notwithstanding this past quarter’s anemic revenue and earnings growth for S&P 500 companies, earnings broadly came in higher than consensus estimates, which may speak to the idea that companies are reining in expenses, which may in turn bolster margins in 2024.

Long-term U.S. bond yields decreased meaningfully during the three months ended December 31, 2023, as encouraging inflation data pointed to the potential that the Federal Reserve could be done raising rates for the foreseeable future. While the Federal Reserve continues to indicate that it reserves the right to raise rates, the market believes that the Federal Reserve is more likely to cut rates in 2024 rather than raise them. According to Bloomberg, the market is pricing in six rates cuts in 2024. With the labor market continuing to show signs of strength, we expect investors to focus on any weakness as a signal that inflation could moderate further. Economic growth in 2024 is expected to be 1.3% versus an expectation of 2.4% in 2023, according to Bloomberg. Any unexpected strength in either the labor market or the economy at large could pose a risk to the market’s belief that lower rates are on the horizon.

The Japanese equity market was up 8.00% in U.S. dollar terms over the three months ended December 31, 2023, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as an emphasis on increasing shareholder value has taken root in Japan. Investors have applauded an increasing focus on corporate governance, capital allocation, and shareholder returns.

For the twelve months ended December 31, 2023, all 17 Hennessy Funds generated positive returns. For the three‑year period ended December 31, 2023, 13 of the Hennessy Funds with at least three years of operating history posted positive annualized returns, with the exception of the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, and the Hennessy Large Cap Financial Fund. Over the longer term, all Hennessy Funds with at least ten years of operating history posted positive returns in each of the five-year and ten-year periods ended December 31, 2023.

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

We provide service to over 147,500 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,400 financial advisors who utilize the Hennessy Funds on behalf of their clients, including approximately 300 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 400 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of December 31, 2023, was $3.3 billion, an increase of $0.3 billion, or 9.0%, compared to December 31, 2022. The increase in total assets was attributable to market appreciation and the purchase of the assets related to the CCM Small/Mid-Cap Impact Value Fund, partly offset by net outflows of the Hennessy Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since December 31, 2022:

	Fiscal Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Beginning assets under management	$3,032,042	$2,964,013	$2,843,963	$3,009,458	$2,895,717
Acquisition inflows	12,436	-	-	-	43,088
Organic inflows	226,617	247,311	134,137	85,950	130,721
Redemptions	(253,058)	(146,614)	(177,687)	(276,391)	(314,704)
Market appreciation (depreciation)	262,335	(32,668)	163,600	24,946	254,636
Ending assets under management	$3,280,372	$3,032,042	$2,964,013	$2,843,963	$3,009,458

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since December 31, 2022:

	Fiscal Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Hennessy Mutual Funds
Investor Class	$1,904,504	$1,957,980	$1,864,583	$1,949,124	$1,949,185
Institutional Class	1,082,938	1,081,288	941,683	993,086	1,090,937
Hennessy Stance ESG ETF	50,800	44,774	44,647	43,692	4,125
Average assets under management	$3,038,242	$3,084,042	$2,850,913	$2,985,902	$3,044,247

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of December 31, 2023, this asset had a net balance of $81.5 million, compared to $81.3 million as of September 30, 2023. The increase is related to costs associated with the CCM Transaction Agreement.

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

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended December 31,
	2023		2022
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$5,665	92.2%	$5,654	92.0%
Shareholder service fees	479	7.8	491	8.0
Total revenue	6,144	100.0	6,145	100.0
Operating expenses
Compensation and benefits	1,866	30.4	1,858	30.2
General and administrative	1,724	28.1	1,569	25.5
Fund distribution and other	149	2.4	95	1.5
Sub-advisory fees	911	14.8	969	15.8
Depreciation	69	1.1	49	0.9
Total operating expenses	4,719	76.8	4,540	73.9
Net operating income	1,425	23.2	1,605	26.1
Interest expense	567	9.2	563	9.2
Interest income	(786)	(12.8)	(467)	(7.6)
Income before income tax expense	1,644	26.8	1,509	24.5
Income tax expense	444	7.3	390	6.3
Net income	$1,200	19.5%	$1,119	18.2%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, total revenue remained flat at $6.1 million, investment advisory fees remained flat at $5.7 million, and shareholder service fees decreased by 2.4%, from $0.49 million to $0.48 million.

The decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for both the three months ended December 31, 2023 and 2022, was unchanged at $3.0 billion. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2023, was the Hennessy Cornerstone Mid Cap 30 Fund, with $0.64 billion. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2023, was the Hennessy Focus Fund, with $0.61 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of December 31, 2023, was $3.3 billion, an increase of $0.3 billion, or 9.0%, compared to December 31, 2022. The increase in total assets was attributable to market appreciation and the purchase of the assets related to the CCM Small/Mid Cap Impact Value Fund, partly offset by net outflows of the Hennessy Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended December 31, 2023
Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$81 million
Hennessy Japan Fund	$5 million
Hennessy Cornerstone Growth Fund	$2 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended December 31, 2023
Fund Name	Amount
Hennessy Focus Fund	$(49) million
Hennessy Gas Utility Fund	$(21) million
Hennessy Japan Small Cap Fund	$(9) million

Redemptions as a percentage of assets under management decreased from an average of 3.4% per month during the three months ended December 31, 2022, to an average of 2.8% per month during the three months ended December 31, 2023.

Operating Expenses

Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, total operating expenses increased by 3.9%, from $4.5 million to $4.7 million. As a percentage of total revenue, total operating expenses increased 2.9 percentage points to 76.8%.

The increase in operating expenses was due to increases in all expense categories other than sub-advisory fees, which decreased, and compensation and benefits, which remained flat.

Compensation and Benefits Expense: Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, compensation and benefits expense remained flat at $1.9 million. As a percentage of total revenue, compensation and benefits expense increased 0.2 percentage points to 30.4%.

General and Administrative Expense: Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, general and administrative expense increased by 9.9%, from $1.6 million to $1.7 million. As a percentage of total revenue, general and administrative expense increased 2.6 percentage points to 28.1%.

The increase in general and administrative expense was primarily due to increased professional services expense.

Fund Distribution and Other Expense: Fund distribution and other expense consists primarily of financial institution fees incurred by us for distribution of the Hennessy Funds and also for the operations of the Hennessy Stance ESG ETF. Fund distribution and other expense does not include sub‑advisory fees, which are shown separately.

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

Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, fund distribution and other expense increased by 56.8%, from $0.10 million to $0.15 million. As a percentage of total revenue, fund distribution and other expense increased 0.9 percentage points to 2.4%.

The increase in fund distribution and other expense was primarily due to a full period of fees incurred by us for the operations of the Hennessy Stance ESG ETF in the current period. We began advising the Hennessy Stance ESG ETF on December 22, 2022, and therefore only a partial period of expenses related to its operations were incurred in the prior comparable period.

Sub-Advisory Fees Expense: Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, sub-advisory fees expense decreased by 6.0%, from $1.0 million to $0.9 million. As a percentage of total revenue, sub-advisory fees expense decreased 1.0 percentage point to 14.8%. The decrease in sub-advisory fees expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds, partly offset by the expense associated with new sub-advisory relationships relating to the Hennessy Stance ESG ETF that became effective on December 22, 2022.

Depreciation Expense: Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, depreciation expense increased by 40.8%, from $0.05 million to $0.07 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 1.1%.

The increase in depreciation expense resulted from new fixed asset purchases, partially offset by the write-off of fully depreciated assets.

Interest Expense

Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, interest expense increased from $0.56 million to $0.57 million. The increase in interest expense was due to the manner in which interest expense is calculated under accounting principles generally accepted in the United States. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, interest income increased from $0.47 million to $0.79 million.

The increase in interest income resulted from increased interest rates, as well as an increased cash balance.

Income Tax Expense

Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, income tax expense remained flat at $0.4 million.

Net Income

Comparing the three months ended December 31, 2022, to the three months ended December 31, 2023, net income increased by 7.2%, from $1.1 million to $1.2 million.

The increase in net income was primarily due to increased interest income in the current period.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies and estimates that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2023.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2023, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

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

Our total assets under management as of December 31, 2023, was $3.3 billion, an increase of $0.3 billion, or 9.0%, compared to December 31, 2022. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for both the three months ended December 31, 2023 and 2022, was unchanged at $3.0 billion. As of December 31, 2023, we had cash and cash equivalents of $59.6 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Three Months
	Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$416	$(32)
Net cash used in investing activities	(250)	(381)
Net cash used in financing activities	(1,037)	(1,024)
Net decrease in cash and cash equivalents	$(871)	$(1,437)

The increase in cash provided by operating activities of $0.4 million was primarily due to timing of cash payments and also due to increased net income in the current period.

The decrease in cash used in investing activities of $0.1 million was due to the costs associated with the purchase of assets related to the management of an ETF that was reorganized into the Hennessy Stance ESG ETF in the prior comparable period.

The increase in cash used in financing activities of $0.01 million was due the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.            Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Item 5.            Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.            Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

10.1	Hennessy Advisors, Inc. 2024 Omnibus Incentive Plan (1)

10.2	Form of Restricted Stock Unit Award Agreement for Employees (2)

10.3	Form of Restricted Stock Unit Award Agreement for Directors and Advisory Committee Members (2)

10.4	First Amendment to Fourth Amended and Restated Employment Agreement, dated as of February 8, 2024, between the registrant and Neil J. Hennessy (2)

10.5	First Amendment to Employment Agreement, dated as of February 8, 2024, between the registrant and Teresa M. Nilsen (2)

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2023, filed on February 8, 2024, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Financial Statements.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

Notes:

(1)	Incorporated by reference to Annex A of the Company’s definitive proxy statement on Schedule 14A (SEC File No. 001-36423) filed December 13, 2023.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 8, 2024	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President