Form 10-Q
period 2024-03-31
HENNESSY ADVISORS INC
filed 2024-05-08
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐         No ☒

As of May 6, 2024, there were 7,678,561 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$59,593	$60,476
Investments in marketable securities, at fair value	11	10
Investment fee income receivable	2,556	2,046
Interest income receivable	261	253
Prepaid expenses	732	669
Other accounts receivable	273	247
Total current assets	63,426	63,701
Property and equipment, net of accumulated depreciation of $1,422 and $2,287, respectively	295	305
Operating lease right-of-use asset	1,176	295
Management contracts	82,256	81,262
Other assets	182	156
Total assets	$147,335	$145,719
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$2,338	$3,165
Operating lease liability	289	279
Income taxes payable	542	748
Total current liabilities	3,169	4,192
Notes payable, net of issuance costs	39,318	39,164
Long-term operating lease liability	864	-
Net deferred income tax liability	15,062	14,611
Total liabilities	58,413	57,967
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,678,215 shares issued and outstanding as of March 31, 2024, and 7,671,099 as of September 30, 2023	22,340	21,800
Retained earnings	66,582	65,952
Total stockholders' equity	88,922	87,752
Total liabilities and stockholders' equity	$147,335	$145,719

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue
Investment advisory fees	$6,436	$5,435	$12,101	$11,089
Shareholder service fees	504	481	983	972
Total revenue	6,940	5,916	13,084	12,061
Operating expenses
Compensation and benefits	2,253	1,930	4,119	3,788
General and administrative	1,464	1,276	3,188	2,845
Fund distribution and other	201	132	350	227
Sub-advisory fees	1,046	930	1,957	1,899
Depreciation	57	56	126	105
Total operating expenses	5,021	4,324	9,740	8,864
Net operating income	1,919	1,592	3,344	3,197
Interest expense	568	562	1,135	1,125
Interest income	(771)	(580)	(1,557)	(1,047)
Income before income tax expense	2,122	1,610	3,766	3,119
Income tax expense	582	415	1,026	805
Net income	$1,540	$1,195	$2,740	$2,314
Earnings per share
Basic	$0.20	$0.16	$0.36	$0.31
Diluted	$0.20	$0.16	$0.36	$0.30
Weighted average shares outstanding
Basic	7,676,099	7,574,360	7,674,134	7,573,397
Diluted	7,700,203	7,610,729	7,684,245	7,595,000
Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2024
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	1,200	1,200
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Stock-based compensation	-	246	-	246
Balance at December 31, 2023	7,673,869	$22,064	$66,097	$88,161
Net income	-	-	1,540	1,540
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,100	8	-	8
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,577	17	-	17
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	669	5	-	5
Stock-based compensation	-	246	-	246
Balance at March 31, 2024	7,678,215	$22,340	$66,582	$88,922

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2023
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298
Net income	-	-	1,119	1,119
Dividends paid	-	-	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	215	2	-	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,750	15	-	15
Stock-based compensation	-	262	-	262
Balance at December 31, 2022	7,573,706	$21,230	$65,425	$86,655
Net income	-	-	1,195	1,195
Dividends paid	-	-	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	199	2	-	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,952	16	-	16
Stock-based compensation	-	262	-	262
Balance at March 31, 2023	7,575,857	$21,510	$65,579	$87,089

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$2,740	$2,314
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	126	105
Unrealized gain on marketable securities	(1)	(1)
Change in right-of-use asset and operating lease liability	(7)	(3)
Amortization of note issuance costs	154	144
Deferred income taxes	451	655
Stock-based compensation	492	524
Change in operating assets and liabilities
Investment fee income receivable	(510)	109
Interest income receivable	(8)	-
Prepaid expenses	(63)	(27)
Other accounts receivable	(26)	12
Other assets	(26)	(1)
Accrued liabilities and accounts payable	(827)	(1,539)
Income taxes payable	(206)	(337)
Net cash provided by operating activities	2,289	1,955
Cash flows from investing activities
Purchases of property and equipment	(116)	(113)
Payments related to management contracts	(994)	(413)
Net cash used in investing activities	(1,110)	(526)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	9	-
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	5	4
Dividend payments	(2,076)	(2,051)
Net cash used in financing activities	(2,062)	(2,047)
Net decrease in cash and cash equivalents	(883)	(618)
Cash and cash equivalents at the beginning of the period	60,476	58,487
Cash and cash equivalents at the end of the period	$59,593	$57,869
Supplemental disclosures of cash flow information
Cash paid for income taxes	$781	$487
Cash paid for interest	$981	$981
Dividend reinvestment issued in shares	$34	$31

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2024, the Company’s operating results for the three and six months ended March 31, 2024 and 2023, and the Company’s cash flows for the six months ended March 31, 2024 and 2023. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2023, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2023.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2023, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of March 31, 2024, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

The Company completed its most recent asset purchases on  November 10, 2023, and February 23, 2024, when it purchased assets related to the management of the CCM Small/Mid-Cap Impact Value Fund and the CCM Core Impact Equity Fund (each, a “CCM Fund,” and together, the “CCM Funds”), respectively. These asset purchases added approximately $12 million and $59 million to the Company’s assets under management at the time of closing with respect to the CCM Small/Mid-Cap Impact Value Fund and the CCM Core Impact Equity Fund, respectively. Each purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of April 26, 2023, between the Company and Community Capital Management, LLC. Upon completion of each transaction, the assets of the applicable CCM Fund were reorganized into the Hennessy Stance ESG ETF.

In the six months ended March 31, 2024, the Company capitalized $1.0 million in purchase price and other costs for the purchase of assets related to the management of the CCM Funds.

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

●

Level 2 – Other significant observable inputs other than quoted prices included in Level 1 (including, but not limited to, quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and model‑derived valuations in which all significant inputs and significant value drivers are observable in active markets); and

●

Level 3 – Significant unobservable inputs (including the entity’s own assumptions about what market participants would use to price the asset or liability based on the best available information) when observable inputs are not available.

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,380	$-	$-	$59,380
Mutual fund investments	11	-	-	11
Total	$59,391	$-	$-	$59,391
Amounts included in:
Cash and cash equivalents	$59,380	$-	$-	$59,380
Investments in marketable securities	11	-	-	11
Total	$59,391	$-	$-	$59,391

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,382	$-	$-	$59,382
Mutual fund investments	10	-	-	10
Total	$59,392	$-	$-	$59,392
Amounts included in:
Cash and cash equivalents	$59,382	$-	$-	$59,382
Investments in marketable securities	10	-	-	10
Total	$59,392	$-	$-	$59,392

There were no transfers between levels during the three months ended March 31, 2024, or the year ended September 30, 2023.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $38.5 million as of March 31, 2024, based on the last trading price of the notes on that date (Level 1).

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. There were no long‑term operating leases as of September 30, 2023. During the quarter ended March 31, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease as of March 31, 2024. There were no other long‑term operating leases as of March 31, 2024.

Upon renewal of the lease for its office in Novato, California, the Company recorded a right‑of‑use asset of $1.1 million on its balance sheet. Right‑of‑use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right‑of‑use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s lease terms may include options to extend the lease when it is reasonably certain that it will exercise any such options. For its leases, the Company concluded that it is not reasonably certain that any renewal options would be exercised, and, therefore, the amounts are not recognized as part of operating lease right‑of‑use assets or operating lease liabilities. Leases with initial terms of 12 months or less, and certain office equipment leases that are deemed insignificant, are not recorded on the balance sheet and are expensed as incurred and included within rent expense under general and administrative expense. Lease expense related to operating leases is recognized on a straight-line basis over the expected lease terms.

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

March 31, 2024
(In thousands, except years and percentages)
Operating lease right-of-use assets	$1,176
Current operating lease liability	$289
Long-term operating lease liability	$864
Weighted average remaining lease term	3.3
Weighted average discount rate	6.15%
Operating lease liabilities arising from obtaining right-of-use assets	$1,055

For the six months ended March 31, 2024, rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.3 million.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

March 31, 2024
(In thousands)
Remainder of fiscal year 2024	$255
Fiscal year 2025	387
Fiscal year 2026	398
Fiscal year 2027	236
Total undiscounted cash flows	1,276
Present value discount	(123)
Total operating lease liabilities	1,153

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	March 31, 2024	September 30, 2023
	(In thousands)
Accrued bonus liabilities	$1,279	$2,260
Accrued sub-advisor fees	387	310
Other accrued expenses	672	595
Total accrued liabilities and accounts payable	$2,338	$3,165

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the six months ended March 31, 2024 and 2023, were 27.2% and 25.8%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions. As of March 31, 2024, the Company has identified 22 state tax jurisdictions in which it is subject to income tax.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. Such contractual expense ratio limitations will expire February 28, 2025, unless extended. Total fees waived during the six months ended March 31, 2024 and March 31, 2023, were $0.08 million in each period. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

The Company has no other commitments and no significant contingencies with original terms in excess of one year.

(10)	Equity

2024 Omnibus Incentive Plan

Effective as of February 8, 2024, the Company adopted, and the Company’s shareholders approved, the 2024 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan replaced the Amended and Restated 2013 Omnibus Incentive Plan. Under the Omnibus Plan, participants may be granted restricted stock units (“RSUs”), each of which represents an unfunded, unsecured right to receive a share of the Company’s common stock on the date specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years at a rate of 25% per year. The Company recognizes stock‑based compensation expense on a straight‑line basis over the four-year vesting term of each award.

A summary of RSU activity is as follows:

	Six Months Ended March 31, 2024
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	349,613	$6.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance at end of period	349,613	$6.92

Additional information related to RSUs is as follows:

March 31, 2024
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$1,893
Weighted average remaining years to expense for RSUs	2.7

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 7,116 and 4,088 shares of common stock during the six months ended March 31, 2024 and 2023, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,526,754 remained available for issuance as of March 31, 2024.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2024.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average common stock outstanding, basic	7,676,099	7,574,360
Dilutive impact of RSUs	24,104	36,369
Weighted average common stock outstanding, diluted	7,700,203	7,610,729

	Six Months Ended March 31,
	2024	2023
Weighted average common stock outstanding, basic	7,674,134	7,573,397
Dilutive impact of RSUs	10,111	21,603
Weighted average common stock outstanding, diluted	7,684,245	7,595,000

For the three months ended March 31, 2024 and 2023, the Company excluded 176,809 and 0 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. For the six months ended March 31, 2024 and 2023, the Company excluded 222,496 and 98,991 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on March 4, 2024, to shareholders of record as of February 20, 2024.

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

We derive our operating revenues from investment advisory fees paid to us by the Hennessy Funds and shareholder service fees paid to us by the Hennessy Mutual Funds. These fees are calculated as a percentage of the average daily net assets of each applicable Hennessy Fund. The percentage amount of the investment advisory fees varies by fund. The percentage amount of the shareholder service fees is consistent across all Hennessy Mutual Funds, but shareholder service fees are charged on Investor Class shares only. The dollar amount of the fees we receive fluctuates with changes in the average net asset value of each Hennessy Fund, which are affected by each fund’s investment performance, purchases and redemptions of shares, general market conditions, and the success of our marketing, sales, and public relations efforts.

On a total return basis, the Dow Jones Industrial Average was up 20.03% for the six months ended March 31, 2024. During the most recent quarter, equity prices advanced as investors increasingly felt that inflation would continue to moderate, the economy would continue to expand, and the employment outlook would remain strong. While the rate of inflation continues to be above the Federal Reserve’s stated 2% target, the market continues to anticipate that the Federal Reserve will cut rates during this calendar year, although at a slower pace compared to expectations at the end of 2023. Further, the prospect of rate cuts while the economy continues to expand has provided comfort to those who believed rate cuts would only occur once the economy started to contract. While revenue growth has outpaced earnings growth in recent quarters, consensus estimates for the quarter ended March 31, 2024, suggest the opposite. If the estimates hold true, strengthened earnings growth is an indicator that profit margins are stabilizing and, perhaps, even expanding.

Long-term U.S. bond yields increased during the three months ended March 31, 2024, as estimates for economic growth continued to be adjusted upward, albeit slightly. In addition, the unemployment rate, while higher than at the end of 2023, continued to demonstrate an economy that is stronger than many expected. The result of stronger economic data has been a ratcheting down of expectations regarding Federal Reserve interest rate cuts. While a few months ago, the market anticipated six rates cuts in 2024, the market is now pricing in fewer than two, according to Bloomberg. The market’s ability to rally in the face of higher 10-year rates and fewer short-term rate cuts suggests that a “soft landing” could be expected. The prospect of lower short-term rates while the economy continues to grow has likely fueled the recent rally. While investors had at one point anticipated more rate cuts in the near term, that was likely predicated on the fear of an economic recession.

The Japanese equity market was up 18.86% in U.S. dollar terms over the six months ended March 31, 2024, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as investors cheered stronger corporate earnings, a weaker yen, and more shareholder friendly corporate governance.

For the twelve months ended March 31, 2024, all 17 Hennessy Funds generated positive total returns. For the three‑year period ended March 31, 2024, nearly all of the 17 Hennessy Funds posted positive annualized total returns, with the exceptions of the Hennessy Japan Small Cap Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Large Cap Financial Fund. Over the longer term, all of the Hennessy Funds with at least five or ten years of operating history posted positive returns in each of the five- and ten-year periods ended March 31, 2024.

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

We provide service to over 170,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,000 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 400 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and nearly 500 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of March 31, 2024, was $3.9 billion, an increase of $1.0 billion, or 35.5%, compared to March 31, 2023. The increase in total assets was attributable to market appreciation, net inflows into the Hennessy Funds, and the purchase of the assets related to the CCM Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since March 31, 2023:

	Fiscal Quarter Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(In thousands)
Beginning assets under management	$3,280,372	$3,032,042	$2,964,013	$2,843,963	$3,009,458
Acquisition inflows	59,220	12,436	-	-	-
Organic inflows	434,435	226,617	247,311	134,137	85,950
Redemptions	(222,001)	(253,058)	(146,614)	(177,687)	(276,391)
Market appreciation (depreciation)	300,576	262,335	(32,668)	163,600	24,946
Ending assets under management	$3,852,602	$3,280,372	$3,032,042	$2,964,013	$2,843,963

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since March 31, 2023:

	Fiscal Quarter Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,026,028	$1,904,504	$1,957,980	$1,864,583	$1,949,124
Institutional Class	1,347,491	1,082,938	1,081,288	941,683	993,086
Hennessy Stance ESG ETF	86,377	50,800	44,774	44,647	43,692
Average assets under management	$3,459,896	$3,038,242	$3,084,042	$2,850,913	$2,985,902

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of March 31, 2024, this asset had a net balance of $82.3 million, compared to $81.3 million as of September 30, 2023. The increase was due to the purchase of assets related to the management of the CCM Funds.

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

The 2026 Notes are the principal liability on our balance sheet at $39.3 million, net of issuance costs.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2024		2023
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$6,436	92.7%	$5,435	91.9%
Shareholder service fees	504	7.3	481	8.1
Total revenue	6,940	100.0	5,916	100.0
Operating expenses
Compensation and benefits	2,253	32.5	1,930	32.6
General and administrative	1,464	21.1	1,276	21.6
Fund distribution and other	201	2.9	132	2.2
Sub-advisory fees	1,046	15.1	930	15.7
Depreciation	57	0.7	56	1.0
Total operating expenses	5,021	72.3	4,324	73.1
Net operating income	1,919	27.7	1,592	26.9
Interest expense	568	8.2	562	9.5
Interest income	(771)	(11.1)	(580)	(9.8)
Income before income tax expense	2,122	30.6	1,610	27.2
Income tax expense	582	8.4	415	7.0
Net income	$1,540	22.2%	$1,195	20.2%

	Six Months Ended March 31,
	2024		2023
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$12,101	92.5%	$11,089	91.9%
Shareholder service fees	983	7.5	972	8.1
Total revenue	13,084	100.0	12,061	100.0
Operating expenses
Compensation and benefits	4,119	31.4	3,788	31.4
General and administrative	3,188	24.4	2,845	23.6
Fund distribution and other	350	2.7	227	1.9
Sub-advisory fees	1,957	15.0	1,899	15.7
Depreciation	126	0.9	105	0.9
Total operating expenses	9,740	74.4	8,864	73.5
Net operating income	3,344	25.6	3,197	26.5
Interest expense	1,135	8.7	1,125	9.3
Interest income	(1,557)	(11.9)	(1,047)	(8.7)
Income before income tax expense	3,766	28.8	3,119	25.9
Income tax expense	1,026	7.9	805	6.7
Net income	$2,740	20.9%	$2,314	19.2%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, total revenue increased by 17.3%, from $5.9 million to $6.9 million, investment advisory fees increased by 18.4%, from $5.4 million to $6.4 million, and shareholder service fees increased by 4.8%, from $0.48 million to $0.50 million. Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, total revenue increased by 8.5%  from $12.1 million to $13.1 million, investment advisory fees increased by 9.1%, from $11.1 million to $12.1 million, and shareholder service fees increased by 1.1%, from $0.97 million to $0.98 million.

In both periods, the increase in investment advisory fees was due mainly to increased average daily net assets of the Hennessy Funds, and the increase in shareholder service fees was due to an increase in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2024, was $3.5 billion, which represents an increase of $0.5 billion, or 15.9%, compared to the three months ended March 31, 2023, and average daily net assets for the six months ended March 31, 2024, was $3.2 billion, which represents an increase of $0.2 billion, or 7.7%, compared to the six months ended  March 31, 2023. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2024, was the Hennessy Cornerstone Mid Cap 30 Fund, with $0.83 billion and $0.74 billion, respectively. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2024, was the Hennessy Focus Fund, with $0.66 billion and $0.63 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of March 31, 2024, was $3.9 billion, an increase of $1.0 billion, or 35.5%, compared to March 31, 2023. The increase in total assets was attributable to market appreciation, net inflows into the Hennessy Funds, and the purchase of the assets related to the CCM Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
Fund Name	Amount	Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$106 million	Hennessy Cornerstone Mid Cap 30 Fund	$188 million
Hennessy Cornerstone Growth Fund	$104 million	Hennessy Cornerstone Growth Fund	$106 million
Hennessy Focus Fund	$36 million	Hennessy Japan Fund	$29 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
Fund Name	Amount	Fund Name	Amount
Hennessy Gas Utility Fund	$(30) million	Hennessy Gas Utility Fund	$(51) million
Hennessy Cornerstone Value Fund	$(9) million	Hennessy Cornerstone Value Fund	$(17) million
Hennessy Balanced Fund	$(5) million	Hennessy Focus Fund	$(13) million

Redemptions as a percentage of assets under management decreased from an average of 3.0% per month during the three months ended March 31, 2023, to an average of 2.2% per month during the three months ended March 31, 2024. Redemptions as a percentage of assets under management decreased from an average of 3.2% per month during the six months ended March 31, 2023, to an average of 2.5% per month during the six months ended March 31, 2024.

Operating Expenses

Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, total operating expenses increased by 16.1%, from $4.3 million to $5.0 million. As a percentage of total revenue, total operating expenses decreased 0.8 percentage points to 72.3%.

Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, total operating expenses increased by 9.9%, from $8.9 million to $9.7 million. As a percentage of total revenue, total operating expenses increased 0.9 percentage points to 74.4%.

In both periods, the dollar value increase in operating expense was due to increases in all expense categories.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, compensation and benefits expense increased by 16.7%, from $1.9 million to $2.3 million. As a percentage of total revenue, compensation and benefits expense decreased 0.1 percentage points to 32.5%.

Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, compensation and benefits expense increased by 8.7%, from $3.8 million to $4.1 million. As a percentage of total revenue, compensation and benefits expense remained flat at 31.4%.

In both periods, the dollar value increase in compensation and benefit expense was due to an increase in incentive-based compensation.

General and Administrative Expense: Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, general and administrative expense increased by 14.7%, from $1.3 million to $1.5 million. As a percentage of total revenue, general and administrative expense decreased 0.5 percentage points to 21.1%.

Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, general and administrative expense increased by 12.1%, from $2.8 million to $3.2 million. As a percentage of total revenue, general and administrative expense increased 0.8 percentage points to 24.4%.

In both periods, the increase in general and administrative expense was primarily due to increased commission expense on sales of our investment products.

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

Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, fund distribution and other expense increased by 52.3%, from $0.1 million to $0.2 million. As a percentage of total revenue, fund distribution and other expense increased 0.7 percentage points to 2.9%. The increase in fund distribution and other expense was primarily due to increased average daily net assets of the Hennessy Funds. Additionally, there was an increase in operating expenses relating to the Hennessy Stance ESG ETF, which had greater average daily net assets resulting from the purchase of assets related to the CCM Core Impact Fund in the current period.

Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, fund distribution and other expense increased by 54.2%, from $0.2 million to $0.4 million. As a percentage of total revenue, fund distribution and other expense increased 0.8 percentage points to 2.7%. The increase in fund distribution and other expense was primarily due to the additional expenses relating to the Hennessy Stance ESG ETF resulting from the purchase of assets related to the CCM Funds in the current period, and also due to increased average daily net assets of the Hennessy Funds. The increase can also be attributed to a full period of fees incurred by us for the operations of the Hennessy Stance ESG ETF in the current period. We began advising the Hennessy Stance ESG ETF on December 22, 2022, and therefore only a partial period of expenses related to its operations were incurred in the prior comparable period.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, sub-advisory fees expense increased by 12.5%, from $0.9 million to $1.0 million. As a percentage of total revenue, sub-advisory fees expense decreased 0.6 percentage points to 15.1%.

Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, sub-advisory fees expense increased by 3.1%, from $1.9 million to $2.0 million. As a percentage of total revenue, sub-advisory fees expense decreased 0.7 percentage points to 15.0%.

In both periods, the dollar value increase in sub-advisory fees expense was due to increased average daily net assets of the sub‑advised Hennessy Funds, the expense associated with new sub-advisory relationships relating to the Hennessy Stance ESG ETF that became effective on December 22, 2022, and the increase in assets of the Hennessy Stance ESG ETF as a result of the purchase of assets related to the management of the CCM Funds and subsequent reorganization of such assets into the Hennessy Stance ESG ETF.

Depreciation Expense: Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, depreciation expense increased by 1.8%, from $0.056 million to $0.057 million. As a percentage of total revenue, depreciation expense decreased 0.3 percentage points to 0.7%.

Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, depreciation expense increased by 20.0%, from $0.11 million to $0.13 million. As a percentage of total revenue, depreciation expense remained the same at 0.9%.

In both periods, the dollar value increase in depreciation expense resulted from new fixed asset purchases, partially offset by the write-off of fully depreciated assets.

Interest Expense

Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, interest expense increased from $0.56 million to $0.57 million. Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, interest expense increased from $1.13 million to $1.14 million.

In both periods, the increase in interest expense was due to the manner in which interest expense is calculated under accounting principles generally accepted in the United States. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, interest income increased from $0.58 million to $0.77 million. Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, interest income increased from $1.0 million to $1.6 million.

In both periods, the increase in interest income resulted from increased interest rates.

Income Tax Expense

Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, income tax expense increased by 40.2%, from $0.4 million to $0.6 million. Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, income tax expense increased by 27.5%, from $0.8 million to $1.0 million.

In both periods, the increase in income tax expense was due to increased net operating income, as well as a higher effective income tax rate in the current period due to a greater exposure to state income tax liability based on the location of our fund shareholders.

Net Income

Comparing the three months ended March 31, 2023, to the three months ended March 31, 2024, net income increased by 28.9%, from $1.2 million to $1.5 million. Comparing the six months ended March 31, 2023, to the six months ended March 31, 2024, net income increased by 18.4%, from $2.3 million to $2.7 million.

In both periods, the increase in net income was primarily due to increased revenue, and additionally due to increased interest income in the current period.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2024, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

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

Our total assets under management as of March 31, 2024, was $3.9 billion, an increase of $1.0 billion, or 35.5%, compared to March 31, 2023. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2024, was $3.2 billion, an increase of $0.2 billion, or 7.7%, compared to the six months ended March 31, 2023. As of March 31, 2024, we had cash and cash equivalents of $59.6 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Six Months
	Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$2,289	$1,955
Net cash used in investing activities	(1,110)	(526)
Net cash used in financing activities	(2,062)	(2,047)
Net decrease in cash and cash equivalents	$(883)	$(618)

The increase in cash provided by operating activities of $0.3 million was primarily due to timing of cash payments and also due to increased net income in the current period.

The increase in cash used in investing activities of $0.6 million was due to the costs associated with the purchase of assets related to the management of the CCM Funds in the current period.

The increase in cash used in financing activities of $0.02 million was due to the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2024, filed on May 8, 2024, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 8, 2024	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President