Form 10-Q
period 2024-06-30
HENNESSY ADVISORS INC
filed 2024-08-08
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-36423

HENNESSY ADVISORS, INC.

(Exact name of registrant as specified in its charter)

California	68-0176227
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7250 Redwood Boulevard, Suite 200
Novato, California	94945
(Address of principal executive offices)	(Zip Code)

(415) 899-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	HNNA	The Nasdaq Stock Market LLC
4.875% Notes due 2026	HNNAZ	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐         No ☒

As of August 5, 2024, there were 7,681,095 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$62,017	$60,476
Investments in marketable securities, at fair value	11	10
Investment fee income receivable	2,630	2,046
Interest income receivable	255	253
Prepaid expenses	390	669
Other accounts receivable	294	247
Total current assets	65,597	63,701
Property and equipment, net of accumulated depreciation of $1,480 and $2,287, respectively	333	305
Operating lease right-of-use asset	1,095	295
Management contracts	82,252	81,262
Other assets	183	156
Total assets	$149,460	$145,719
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$2,995	$3,165
Operating lease liability	293	279
Income taxes payable	485	748
Total current liabilities	3,773	4,192
Notes payable, net of issuance costs	39,397	39,164
Long-term operating lease liability	781	-
Net deferred income tax liability	15,346	14,611
Total liabilities	59,297	57,967
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,681,007 shares issued and outstanding as of June 30, 2024, and 7,671,099 as of September 30, 2023	22,607	21,800
Retained earnings	67,556	65,952
Total stockholders' equity	90,163	87,752
Total liabilities and stockholders' equity	$149,460	$145,719

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue
Investment advisory fees	$7,242	$5,236	$19,343	$16,325
Shareholder service fees	542	465	1,525	1,437
Total revenue	7,784	5,701	20,868	17,762
Operating expenses
Compensation and benefits	2,274	1,942	6,393	5,730
General and administrative	1,557	1,304	4,745	4,149
Fund distribution and other	228	116	578	343
Sub-advisory fees	1,081	898	3,038	2,797
Depreciation	59	59	185	164
Total operating expenses	5,199	4,319	14,939	13,183
Net operating income	2,585	1,382	5,929	4,579
Interest income	(772)	(711)	(2,329)	(1,758)
Interest expense	569	565	1,704	1,690
Income before income tax expense	2,788	1,528	6,554	4,647
Income tax expense	759	412	1,785	1,217
Net income	$2,029	$1,116	$4,769	$3,430
Earnings per share
Basic	$0.26	$0.15	$0.62	$0.45
Diluted	$0.26	$0.15	$0.62	$0.45
Weighted average shares outstanding
Basic	7,679,212	7,576,790	7,675,821	7,574,528
Diluted	7,732,068	7,605,689	7,698,987	7,597,167
Cash dividends declared per share	$0.14	$0.14	$0.41	$0.41

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2024
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	1,200	1,200
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Stock-based compensation	-	246	-	246
Balance at December 31, 2023	7,673,869	$22,064	$66,097	$88,161
Net income	-	-	1,540	1,540
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,100	8	-	8
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,577	17	-	17
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	669	5	-	5
Stock-based compensation	-	246	-	246
Balance at March 31, 2024	7,678,215	$22,340	$66,582	$88,922
Net income	-	-	2,029	2,029
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	392	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,400	18	-	18
Stock-based compensation	-	247	-	247
Balance at June 30, 2024	7,681,007	$22,607	$67,556	$90,163

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2023
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298
Net income	-	-	1,119	1,119
Dividends paid	-	-	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	215	2	-	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,750	15	-	15
Stock-based compensation	-	262	-	262
Balance at December 31, 2022	7,573,706	$21,230	$65,425	$86,655
Net income	-	-	1,195	1,195
Dividends paid	-	-	(1,041)	(1,041)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	199	2	-	2
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,924	16	-	16
Stock-based compensation	-	262	-	262
Balance at March 31, 2023	7,575,829	$21,510	$65,579	$87,089
Net income	-	-	1,116	1,116
Dividends paid	-	-	(1,042)	(1,042)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	402	3	-	3
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,201	16	-	16
Stock-based compensation	-	260	-	260
Employee restricted stock forfeiture		(17)	-	(17)
Balance at June 30, 2023	7,578,432	21,772	65,653	87,425

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$4,769	$3,430
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	185	164
Unrealized gain on marketable securities	(1)	(1)
Change in right-of-use asset and operating lease liability	(5)	(6)
Amortization of note issuance costs	233	219
Deferred income taxes	735	905
Employee restricted stock forfeiture	-	(17)
Stock-based compensation	739	784
Change in operating assets and liabilities
Investment fee income receivable	(584)	131
Interest income receivable	(2)	-
Prepaid expenses	279	103
Other accounts receivable	(47)	20
Other assets	(27)	(1)
Accrued liabilities and accounts payable	(170)	(751)
Income taxes payable	(263)	(334)
Net cash provided by operating activities	5,841	4,646
Cash flows from investing activities
Purchases of property and equipment	(213)	(163)
Payments related to management contracts	(990)	(501)
Net cash used in investing activities	(1,203)	(664)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	9	7
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	7	-
Dividend payments	(3,113)	(3,077)
Net cash used in financing activities	(3,097)	(3,070)
Net increase in cash and cash equivalents	1,541	912
Cash and cash equivalents at the beginning of the period	60,476	58,487
Cash and cash equivalents at the end of the period	$62,017	$59,399
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,314	$646
Cash paid for interest	$1,472	$1,472
Dividend reinvestment issued in shares	$52	$47

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2023, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2024, the Company’s operating results for the three and nine months ended June 30, 2024 and 2023, and the Company’s cash flows for the nine months ended June 30, 2024 and 2023. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2023, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2023.

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

The employee retention credit (“ERC”), as originally enacted on March 27, 2020, by the CARES Act, was a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees and allowed claims through December 31, 2021, by eligible employers who retained employees during the COVID-19 pandemic. The Company filed Form 941-X to request an ERC from the Internal Revenue Service. In May 2023, the Company received an ERC of approximately $0.3 million plus accrued interest. For-profit entities do not have specific guidance to apply under U.S. GAAP to account for ERCs and therefore follow guidance in accordance with the International Accounting Standards Board's Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"). In accordance with IAS 20, the Company netted such ERC against related payroll expense in the period received.

The Company’s operating revenues consist of contractual investment advisory and shareholder service fees paid to it by the Hennessy Funds. The Company earns investment advisory fees from each Hennessy Fund by, among other things:

●

acting as portfolio manager for the fund or overseeing the sub‑advisor acting as portfolio manager for the fund, which includes managing the composition of the fund’s portfolio (including the purchase, retention, and disposition of portfolio securities in accordance with the fund’s investment objectives, policies, and restrictions), seeking best execution for the fund’s portfolio, managing the use of "soft dollars" for the fund, and managing proxy voting for the fund;

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

The Company recognizes revenues when its obligations related to the investment advisory and shareholder services are satisfied, and it is probable that a significant reversal of the revenue amount would not occur in future periods. Management judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services. Investment advisory and shareholder services are performed over time because investors in the Hennessy Funds are receiving and consuming the benefits as they are provided by the Company. Fees are based on contractual percentages of net asset values of each Hennessy Fund and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in such net asset values, including market appreciation or depreciation, foreign exchange translation as applicable, and net inflows or outflows of shareholders in each Hennessy Fund. Assets under management represent the broad range of financial assets the Company manages for the Hennessy Funds on a discretionary basis pursuant to investment management and shareholder servicing agreements that are expected to continue for at least 12 months. In general, reported assets under management reflect the valuation methodology that corresponds to the basis used for determining revenue. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers.

The Company’s contractual agreements for investment advisory and shareholder services prove that a contract exists with fixed and determinable fees, and the services are rendered daily. The collectability is deemed probable because the fees are received from the Hennessy Funds in the month subsequent to the month in which the services are provided.

(2)	Management Contracts Purchased

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2023, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of June 30, 2024, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

Under Accounting Standards Codification 350 — Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company considered various factors, such as likelihood of continued renewal, whether there are foreseeable limits on net cash flows, and whether the Company is dependent on a limited number of investors, in determining the useful life of the management contracts. Based on analysis, the Company considers the management contracts asset to be an intangible asset with an indefinite useful life and no impairment as of the end of the current period.

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

In the nine months ended June 30, 2024, the Company capitalized $1.0 million in purchase price and other costs for the purchase of assets related to the management of the CCM Funds.

(3)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16 Hennessy Mutual Funds and the Hennessy Stance ESG ETF.

The investment advisory agreements must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement terminates. First, an investment advisory agreement automatically terminates if the Company assigns them to another advisor (assignment includes “indirect assignment,” which is the direct or indirect transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or the Company.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$60,159	$-	$-	$60,159
Mutual fund investments	11	-	-	11
Total	$60,170	$-	$-	$60,170
Amounts included in:
Cash and cash equivalents	$60,159	$-	$-	$60,159
Investments in marketable securities	11	-	-	11
Total	$60,170	$-	$-	$60,170

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,382	$-	$-	$59,382
Mutual fund investments	10	-	-	10
Total	$59,392	$-	$-	$59,392
Amounts included in:
Cash and cash equivalents	$59,382	$-	$-	$59,382
Investments in marketable securities	10	-	-	10
Total	$59,392	$-	$-	$59,392

There were no transfers between levels during the three months ended June 30, 2024, or the year ended September 30, 2023.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $39.0 million as of June 30, 2024, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. There were no long‑term operating leases as of September 30, 2023. During the quarter ended March 31, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the quarter ended March 31, 2024. There were no other long‑term operating leases as of June 30, 2024.

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

June 30, 2024
(In thousands, except years and percentages)
Operating lease right-of-use assets	$1,095
Current operating lease liability	$293
Long-term operating lease liability	$781
Weighted average remaining lease term	3.1
Weighted average discount rate	6.15%
Operating lease liabilities arising from obtaining right-of-use assets	$1,055

For the nine months ended June 30, 2024, rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.4 million.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

June 30, 2024
(In thousands)
Remainder of fiscal year 2024	$64
Fiscal year 2025	384
Fiscal year 2026	395
Fiscal year 2027	337
Total undiscounted cash flows	1,180
Present value discount	(106)
Total operating lease liabilities	1,074

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	June 30, 2024	September 30, 2023
	(In thousands)
Accrued bonus liabilities	$1,992	$2,260
Accrued sub-advisor fees	354	310
Other accrued expenses	649	595
Total accrued liabilities and accounts payable	$2,995	$3,165

(7)	Debt Outstanding

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

The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of the Company’s future unsecured unsubordinated indebtedness, senior to any of the Company’s future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of the Company’s future secured indebtedness, and structurally subordinate to all future indebtedness and other obligations of any of the Company’s future subsidiaries.

(8)	Income Taxes

The Company’s effective income tax rates for the nine months ended June 30, 2024 and 2023, were 27.2% and 26.2%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. Such contractual expense ratio limitations will expire February 28, 2025, unless extended. Total fees waived during the nine months ended June 30, 2024 and June 30, 2023, were $0.1 million in each period. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2024
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	349,613	$6.92
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance at end of period	349,613	$6.92

Additional information related to RSUs is as follows:

June 30, 2024
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$1,647
Weighted average remaining years to expense for RSUs	2.6

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 9,908 and 6,691 shares of common stock during the nine months ended June 30, 2024 and 2023, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,523,962 remained available for issuance as of June 30, 2024.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2024.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended June 30,
	2024	2023
Weighted average common stock outstanding, basic	7,679,212	7,576,790
Dilutive impact of RSUs	52,856	28,899
Weighted average common stock outstanding, diluted	7,732,068	7,605,689

	Nine Months Ended June 30,
	2024	2023
Weighted average common stock outstanding, basic	7,675,821	7,574,528
Dilutive impact of RSUs	23,166	22,639
Weighted average common stock outstanding, diluted	7,698,987	7,597,167

For the three months ended  June 30, 2024 and 2023, the Company excluded 0 and 231,560 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. For the nine months ended June 30, 2024 and 2023, the Company excluded 177,653 and 99,869 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on June 5, 2024, to shareholders of record as of May 22, 2024.

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

On a total return basis, the Dow Jones Industrial Average was up 18.51% for the nine months ended June 30, 2024. During the most recent quarter, equity prices declined modestly as investors adjusted to an increasing likelihood that the Federal Reserve may cut the Federal Funds rate perhaps only once during 2024, according to estimates from Bloomberg. Earlier this year, the market was pricing in no fewer than three to four cuts. While the labor market remains strong, there are anecdotal reports from retailers that consumers are starting to allocate their disposable income in a more cautious manner. With the release of corporate earnings in the first quarter of 2024, we saw a landscape where earnings growth outpaced revenue growth, which speaks to marginally higher profit margins. This news, in conjunction with the strong labor market, has reinforced the idea that the economy is no longer headed toward recessionary territory. According to Bloomberg, real GDP growth in 2024 is expected to come in around 2.3%, only modestly behind last year’s real GDP growth of 2.5%.

While long-term U.S. bond yields were essentially flat from the beginning of our fiscal year nine months ago, a strong labor market and economic resilience caused long-term yields to increase nicely since the beginning of 2024. The Federal Reserve’s 2% inflation goal continues to dominate its thinking as it ponders the course for interest rate changes. In May, the consumer price index advanced at a 3.3% rate, well above the 2% target. According to Federal Reserve Chairman Jerome Powell, inflation is not expected to reach its 2% target rate until late 2025 or even in 2026. Despite this prediction, the market continues to hold out hope that the Fed may be able to cut interest rates even with elevated levels of inflation.

The Japanese equity market was up 13.72% in U.S. dollar terms over the nine months ended June 30, 2024, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as investors cheered stronger corporate earnings, a weaker yen, and more shareholder friendly corporate governance.

For the twelve months ended June 30, 2024, all 17 Hennessy Funds generated positive total returns. For the three‑year period ended June 30, 2024, nearly all of the 17 Hennessy Funds posted positive annualized total returns, with the exception of the Hennessy Focus Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, and the Hennessy Small Cap Financial Fund. Over the longer term, all of the Hennessy Funds with at least five or ten years of operating history posted positive returns in each of the five- and ten-year periods ended June 30, 2024.

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

We provide service to over 180,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,500 financial advisors who utilize the Hennessy Funds on behalf of their clients, including over 450 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 500 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of June 30, 2024, was $4.0 billion, an increase of $1.1 billion, or 35.9%, compared to June 30, 2023. The increase in total assets was attributable to net inflows into the Hennessy Funds, market appreciation, and the purchase of the assets related to the CCM Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since June 30, 2023:

	Fiscal Quarter Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(In thousands)
Beginning assets under management	$3,852,602	$3,280,372	$3,032,042	$2,964,013	$2,843,963
Acquisition inflows	-	59,220	12,436	-	-
Organic inflows	434,967	434,435	226,617	247,311	134,137
Redemptions	(256,726)	(222,001)	(253,058)	(146,614)	(177,687)
Market appreciation (depreciation)	(3,012)	300,576	262,335	(32,668)	163,600
Ending assets under management	$4,027,831	$3,852,602	$3,280,372	$3,032,042	$2,964,013

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since June 30, 2023:

	Fiscal Quarter Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,182,858	$2,026,028	$1,904,504	$1,957,980	$1,864,583
Institutional Class	1,595,824	1,347,491	1,082,938	1,081,288	941,683
Hennessy Stance ESG ETF	114,450	86,377	50,800	44,774	44,647
Average assets under management	$3,893,132	$3,459,896	$3,038,242	$3,084,042	$2,850,913

The principal asset on our balance sheet, the management contracts asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of June 30, 2024, this asset had a net balance of $82.3 million, compared to $81.3 million as of September 30, 2023. The increase was due to the purchase of assets related to the management of the CCM Funds.

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our future secured indebtedness, and structurally subordinate to all future indebtedness and other obligations of any future subsidiaries of ours.

The 2026 Notes are the principal liability on our balance sheet at $39.4 million, net of issuance costs.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2024, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023.

Our total assets under management as of June 30, 2024, was $4.0 billion, an increase of $1.1 billion, or 35.9%, compared to June 30, 2023. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2024, was $3.5 billion, an increase of $0.5 billion, or 16.9%, compared to the nine months ended June 30, 2023. As of June 30, 2024, we had cash and cash equivalents of $62.0 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Nine Months
	Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$5,841	$4,646
Net cash used in investing activities	(1,203)	(664)
Net cash used in financing activities	(3,097)	(3,070)
Net increase in cash and cash equivalents	$1,541	$912

The increase in cash provided by operating activities of $1.2 million was primarily due to increased net income in the current period.

The increase in cash used in investing activities of $0.5 million was primarily due to the costs associated with the purchase of assets related to the management of the CCM Funds in the current period.

The increase in cash used in financing activities of $0.03 million was due to the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2024		2023
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,242	93.0%	$5,236	91.8%
Shareholder service fees	542	7.0	465	8.2
Total revenue	7,784	100.0	5,701	100.0
Operating expenses
Compensation and benefits	2,274	29.2	1,942	34.1
General and administrative	1,557	20.0	1,304	22.9
Fund distribution and other	228	2.9	116	2.0
Sub-advisory fees	1,081	13.9	898	15.8
Depreciation	59	0.8	59	1.0
Total operating expenses	5,199	66.8	4,319	75.8
Net operating income	2,585	33.2	1,382	24.2
Interest income	(772)	(9.9)	(711)	(12.5)
Interest expense	569	7.3	565	9.9
Income before income tax expense	2,788	35.8	1,528	26.8
Income tax expense	759	9.7	412	7.2
Net income	$2,029	26.1%	$1,116	19.6%

	Nine Months Ended June 30,
	2024		2023
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$19,343	92.7%	$16,325	91.9%
Shareholder service fees	1,525	7.3	1,437	8.1
Total revenue	20,868	100.0	17,762	100.0
Operating expenses
Compensation and benefits	6,393	30.6	5,730	32.3
General and administrative	4,745	22.7	4,149	23.4
Fund distribution and other	578	2.8	343	1.9
Sub-advisory fees	3,038	14.6	2,797	15.7
Depreciation	185	0.9	164	0.9
Total operating expenses	14,939	71.6	13,183	74.2
Net operating income	5,929	28.4	4,579	25.8
Interest income	(2,329)	(11.2)	(1,758)	(9.9)
Interest expense	1,704	8.2	1,690	9.5
Income before income tax expense	6,554	31.4	4,647	26.2
Income tax expense	1,785	8.5	1,217	6.9
Net income	$4,769	22.9%	$3,430	19.3%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, total revenue increased by 36.5%, from $5.7 million to $7.8 million, investment advisory fees increased by 38.3%, from $5.2 million to $7.2 million, and shareholder service fees increased by 16.6%, from $0.47 million to $0.54 million. Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, total revenue increased by 17.5% from $17.8 million to $20.9 million, investment advisory fees increased by 18.5%, from $16.3 million to $19.3 million, and shareholder service fees increased by 6.1%, from $1.4 million to $1.5 million.

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

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2024, was $3.9 billion, which represents an increase of $1.0 billion, or 36.6%, compared to the three months ended June 30, 2023, and average daily net assets for the nine months ended June 30, 2024, was $3.5 billion, which represents an increase of $0.5 billion, or 16.9%, compared to the nine months ended June 30, 2023. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2024, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.1 billion and $0.9 billion, respectively. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three and nine months ended June 30, 2024, was the Hennessy Focus Fund, with $0.64 billion and $0.63 billion, respectively. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of June 30, 2024, was $4.0 billion, an increase of $1.1 billion, or 35.9%, compared to June 30, 2023. The increase in total assets was attributable to net inflows into the Hennessy Funds, market appreciation, and the purchase of the assets related to the CCM Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
Fund Name	Amount	Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$202 million	Hennessy Cornerstone Mid Cap 30 Fund	$390 million
Hennessy Cornerstone Growth Fund	$91 million	Hennessy Cornerstone Growth Fund	$196 million
Hennessy Technology Fund	$0.1 million	Hennessy Japan Fund	$24 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
Fund Name	Amount	Fund Name	Amount
Hennessy Focus Fund	$(60) million	Hennessy Focus Fund	$(73) million
Hennessy Gas Utility Fund	$(16) million	Hennessy Gas Utility Fund	$(67) million
Hennessy Equity and Income Fund	$(8) million	Hennessy Cornerstone Value Fund	$(23) million

Redemptions as a percentage of assets under management increased from an average of 2.1% per month during the three months ended June 30, 2023, to an average of 2.2% per month during the three months ended June 30, 2024. Redemptions as a percentage of assets under management decreased from an average of 2.8% per month during the nine months ended June 30, 2023, to an average of 2.4% per month during the nine months ended June 30, 2024.

Operating Expenses

Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, total operating expenses increased by 20.4%, from $4.3 million to $5.2 million. As a percentage of total revenue, total operating expenses decreased 9.0 percentage points to 66.8%.

Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, total operating expenses increased by 13.3%, from $13.2 million to $14.9 million. As a percentage of total revenue, total operating expenses decreased 2.6 percentage points to 71.6%.

In both periods, the dollar value increase in operating expense was due to increases in all expense categories.

Compensation and Benefits Expense: Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, compensation and benefits expense increased by 17.1%, from $1.9 million to $2.3 million. As a percentage of total revenue, compensation and benefits expense decreased 4.9 percentage points to 29.2%. The dollar value increase in compensation and benefit expense was due to the ERC received in the prior comparable period, as discussed in Note 1 to Item 1, "Unaudited Condensed Financial Statements."

Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, compensation and benefits expense increased by 11.6%, from $5.7 million to $6.4 million. As a percentage of total revenue, compensation and benefits expense decreased 1.7 percentage points to 30.6%. The dollar value increase in compensation and benefit expense was due to an increase in incentive-based compensation in the current period and also due to the ERC received in the prior comparable period, as discussed in Note 1 to Item 1, "Unaudited Condensed Financial Statements."

General and Administrative Expense: Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, general and administrative expense increased by 19.4%, from $1.3 million to $1.6 million. As a percentage of total revenue, general and administrative expense decreased 2.9 percentage points to 20.0%.

Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, general and administrative expense increased by 14.4%, from $4.1 million to $4.7 million. As a percentage of total revenue, general and administrative expense decreased 0.7 percentage points to 22.7%.

In both periods, the dollar value increase in general and administrative expense was primarily due to increased commission expense on sales of the Hennessy Funds.

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

Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, fund distribution and other expense increased by 96.6%, from $0.1 million to $0.2 million. As a percentage of total revenue, fund distribution and other expense increased 0.9 percentage points to 2.9%. The increase in fund distribution and other expense was primarily due to increased average daily net assets across the Hennessy Funds. Additionally, there was an increase in operating expenses relating to the Hennessy Stance ESG ETF, which had greater average daily net assets in the current period resulting from the purchase of assets related to the management of the CCM Core Impact Fund and subsequent reorganization of such assets into the Hennessy Stance ESG ETF. Such reorganization, which was effective as of February 23, 2024, nearly doubled the average daily net assets of the Hennessy Stance ESG ETF.

Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, fund distribution and other expense increased by 68.5%, from $0.3 million to $0.6 million. As a percentage of total revenue, fund distribution and other expense increased 0.9 percentage points to 2.8%. The increase in fund distribution and other expense was primarily due to the additional expenses relating to the Hennessy Stance ESG ETF resulting from the purchase of assets related to the management of the CCM Funds and subsequent reorganization of such assets into the Hennessy Stance ESG ETF in the current period, but was also due to increased average daily net assets across the Hennessy Funds. In addition, the increase was also partially attributable to a full period of fees incurred by us for the operations of the Hennessy Stance ESG ETF in the current period. We began advising the Hennessy Stance ESG ETF on December 22, 2022, and therefore only a partial period of expenses related to its operations were incurred in the prior comparable period.

Sub-Advisory Fees Expense: Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, sub-advisory fees expense increased by 20.4%, from $0.9 million to $1.1 million. As a percentage of total revenue, sub-advisory fees expense decreased 1.9 percentage points to 13.9%.

Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, sub-advisory fees expense increased by 8.6%, from $2.8 million to $3.0 million. As a percentage of total revenue, sub-advisory fees expense decreased 1.1 percentage points to 14.6%.

In both periods, the dollar value increase in sub-advisory fees expense was due to increased average daily net assets of the sub‑advised Hennessy Funds, the expense associated with new sub-advisory relationships relating to the Hennessy Stance ESG ETF that became effective on December 22, 2022, and the increase in average daily net assets of the Hennessy Stance ESG ETF as a result of the purchase of assets related to the management of the CCM Funds and subsequent reorganization of such assets into the Hennessy Stance ESG ETF.

Depreciation Expense: Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, depreciation expense remained the same at $0.06 million. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.8%.

Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, depreciation expense increased by 12.8%, from $0.16 million to $0.19 million. As a percentage of total revenue, depreciation expense remained the same at 0.9%. The dollar value increase in depreciation expense resulted from new fixed asset purchases, partially offset by the write-off of fully depreciated assets.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, interest income increased from $0.7 million to $0.8 million. Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, interest income increased from $1.8 million to $2.3 million.

In both periods, the increase in interest income resulted from increased interest rates and increased principal balances.

Interest Expense

Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, interest expense increased from $0.565 million to $0.569 million. Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, interest expense increased from $1.69 million to $1.70 million.

In both periods, the increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, income tax expense increased by 84.2%, from $0.4 million to $0.8 million. Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, income tax expense increased by 46.7%, from $1.2 million to $1.8 million.

In both periods, the increase in income tax expense was due to increased net operating income, as well as a higher effective income tax rate in the current period due to a greater exposure to state income tax liability based on the location of investors in the Hennessy Funds.

Net Income

Comparing the three months ended June 30, 2023, to the three months ended June 30, 2024, net income increased by 81.8%, from $1.1 million to $2.0 million. Comparing the nine months ended June 30, 2023, to the nine months ended June 30, 2024, net income increased by 39.0%, from $3.4 million to $4.8 million.

In both periods, the increase in net income was primarily due to increased revenue, and additionally due to increased interest income in the current period.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies and estimates that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2023. There has been no material change to our critical accounting estimates disclosed in such Annual Report.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.            Exhibits

Set forth below is a list of all exhibits to this Quarterly Report on Form 10-Q.

3.1	Sixth Amended and Restated Bylaws of Hennessy Advisors, Inc. (1)

31.1	Rule 13a-14a Certification of the Principal Executive Officer.

31.2	Rule 13a-14a Certification of the Principal Financial Officer.

32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350.

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2024, filed on August 8, 2024, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

Notes:

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 8, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 8, 2024	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President