Form 10-K
period 2024-09-30
HENNESSY ADVISORS INC
filed 2024-12-11
CIK 1145255

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, based on the closing price as reported on the Nasdaq National Market System of $6.90 on March 28, 2024 (the last trading day of the registrant’s most recently completed second fiscal quarter), was $33,176,187.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 4, 2024, there were 7,780,319 shares of common stock issued and outstanding.

Auditor's Name: Marcum LLP

Auditor's Location: San Francisco, CA

Auditors PCAOB ID Number: 688

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders to be filed within 120 days after the close of the fiscal year to which this report relates, will be, when filed, incorporated by reference in Part III.

HENNESSY ADVISORS, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”) is a publicly traded investment management firm whose primary business activity is providing investment advisory services to a family of 16 open-end mutual funds (collectively, the “Hennessy Mutual Funds”) and one exchange‑traded fund (“ETF”) branded as the Hennessy Funds. We are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Our firm was founded on these principles 35 years ago, and the same principles guide us today.

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

Our average assets under management for fiscal year 2024 was $3.7 billion, and our total assets under management as of the end of fiscal year 2024 was $4.6 billion. Our business strategy centers on (i) organic growth through our marketing, sales, and distribution efforts and (ii) growth through strategic purchases of management‑related assets.

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

In October, we purchased the assets related to the management of two mutual funds previously managed by BP Capital Fund Services, LLC (“BP Capital”) and reorganized the assets of such funds into the newly created Hennessy Energy Transition Fund and the Hennessy Midstream Fund. In connection with the transaction, BP Capital Fund Services, LLC became the sub‑advisor to both funds. The amount of the purchased assets as of the closing date totaled approximately $200 million.

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

In November, we purchased the assets related to the management of a mutual fund previously managed by Community Capital Management, LLC (“CCM”) and reorganized the assets of such fund into the Hennessy Stance ESG ETF. The amount of the purchased assets as of the closing date totaled approximately $12 million.

2024	In February, we purchased the assets related to the management of a second mutual fund previously managed by CCM and reorganized the assets of such fund into the Hennessy Stance ESG ETF. The amount of the purchased assets as of the closing date totaled approximately $59 million.

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

●

Hennessy Focus Fund (Investor Class symbol HFCSX; Institutional Class symbol HFCIX). The Hennessy Focus Fund seeks capital appreciation through a concentrated portfolio of approximately 25 companies that the portfolio managers believe are high‑quality businesses with large growth opportunities, excellent management, low tail risk, and discount valuations. This fund’s holdings are conviction-weighted, with the top ten positions comprising approximately 60‑80% of the fund’s assets.

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

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each Hennessy Fund and its relevant benchmark indices for the one-year, three-year, five-year, and ten‑year (or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2024.

Returns are presented net of all expenses borne by fund investors, but not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is not a guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICGX	42.60%	18.78%	20.69%	11.76%
Investor Class Share - HFCGX	42.16%	18.40%	20.31%	11.42%
Russell 2000® Index (1)	26.76%	1.84%	9.39%	8.78%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HFCIX	36.56%	6.04%	10.31%	10.69%
Investor Class Share - HFCSX	36.04%	5.64%	9.90%	10.28%
Russell 3000® Index (3)	35.19%	10.29%	15.26%	12.83%
Russell Midcap® Growth Index (4)	29.33%	2.32%	11.48%	11.30%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HIMDX	44.44%	24.34%	24.70%	13.38%
Investor Class Share - HFMDX	43.89%	23.89%	24.24%	13.00%
Russell Midcap® Index (5)	29.33%	5.75%	11.30%	10.19%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILGX	21.13%	8.83%	13.04%	10.09%
Investor Class Share - HFLGX	20.83%	8.53%	12.73%	9.81%
Russell 1000® Index (6)	35.68%	10.83%	15.64%	13.10%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICVX	19.52%	11.63%	10.85%	8.64%
Investor Class Share - HFCVX	19.24%	11.37%	10.61%	8.42%
Russell 1000® Value Index (7)	27.76%	9.03%	10.69%	9.23%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HDOGX	16.77%	7.05%	5.18%	5.98%
75/25 Blended DJIA/Treasury Index (8)	22.74%	8.58%	9.67%	9.58%
Dow Jones Industrial Average (9)	28.85%	9.97%	11.78%	12.03%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HEIIX	17.98%	4.65%	7.19%	6.53%
Investor Class Share - HEIFX	17.66%	4.28%	6.81%	6.14%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HBFBX	12.21%	4.33%	3.54%	4.13%
50/50 Blended DJIA/Treasury Index (10)	17.09%	6.54%	7.23%	6.99%
Dow Jones Industrial Average (9)	28.85%	9.97%	11.78%	12.03%

Hennessy Energy Transition Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HNRIX	6.63%	20.91%	15.80%	3.30%
Investor Class Share - HNRGX	6.27%	20.52%	15.44%	3.00%
S&P 500® Energy Index (11)	0.85%	24.14%	13.90%	3.99%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Midstream Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HMSIX**	26.41%	24.78%	12.70%	2.67%
Investor Class Share - HMSFX	26.06%	24.49%	12.42%	2.42%
Alerian US Midstream Energy Index (12)	36.49%	26.52%	16.79%	4.96%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HGASX**	29.32%	12.31%	7.19%	6.49%
Investor Class Share - GASFX	28.91%	11.97%	6.86%	6.23%
AGA Stock Index (13)	30.16%	13.01%	7.90%	7.39%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJPIX	37.43%	0.72%	7.23%	9.31%
Investor Class Share - HJPNX	36.86%	0.34%	6.81%	8.90%
Russell/Nomura Total MarketTM Index (14)	22.40%	3.40%	7.46%	6.91%
Tokyo Stock Price Index (TOPIX) (15)	21.62%	3.10%	7.26%	6.76%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJSIX**	19.81%	0.16%	5.08%	8.04%
Investor Class Share - HJPSX	19.26%	-0.24%	4.66%	7.67%
Russell/Nomura Small CapTM Index (16)	19.48%	1.24%	4.63%	6.09%
Tokyo Stock Price Index (TOPIX) (15)	21.62%	3.10%	7.26%	6.76%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILFX**	34.70%	-3.45%	6.45%	7.15%
Investor Class Share - HLFNX	34.28%	-3.75%	6.10%	6.79%
Russell 1000® Index Financials (17)	41.42%	10.17%	14.64%	13.29%
Russell 1000® Index (6)	35.68%	10.83%	15.64%	13.10%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HISFX	33.79%	1.43%	10.11%	9.31%
Investor Class Share - HSFNX	33.44%	1.09%	9.74%	8.92%
Russell 2000® Index Financials (18)	38.64%	4.14%	7.59%	8.84%
Russell 2000® Index (1)	26.76%	1.84%	9.39%	8.78%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HTCIX**	29.82%	5.64%	13.90%	11.74%
Investor Class Share - HTECX	29.42%	5.38%	13.60%	11.44%
NASDAQ Composite Index (19)	38.64%	8.84%	18.81%	16.13%
S&P 500® Index (2)	36.35%	11.91%	15.98%	13.38%

Hennessy Stance ESG ETF*	One Year	Three Years	Five Years	Since Inception (3/15/21)
STNC - Net Asset Value	24.31%	6.56%	-	6.87%
STNC - Market Price	24.23%	6.50%	-	6.87%
S&P 500® Index (2)	36.35%	11.91%	-	12.80%

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

Russell® is a trademark of the London Stock Exchange Group (“LSEG”) and is used by Frank Russell Company (“Russell”) under license. Neither we nor the Hennessy Funds are in any way sponsored, endorsed, sold, or promoted by Russell or by LSEG, and neither Russell nor LSEG makes any warranty or representation whatsoever, expressly or impliedly, either as to the results to be obtained from the use of the applicable indexes above and/or the figure at which such indexes stand at any particular time on any particular day or otherwise. Such indexes are compiled and calculated by Russell in connection with Nomura Securities Co., Ltd. (“Nomura”). However, neither Russell, LSEG, nor Nomura shall be liable (whether in negligence or otherwise) to any person for any inaccuracies in such indexes and neither Russell, LSEG, nor Nomura shall be under any obligation to advise any person of any inaccuracies therein. No further distribution of Russell data is permitted without Russell’s express written consent.

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

The following table summarizes our assets under management for the past three fiscal years:

	Fiscal Years Ended September 30,
	2024	2023	2022
	(In thousands)
Beginning assets under management	$3,032,042	$2,895,717	$4,065,922
Acquisition inflows	71,656	43,088	-
Organic inflows	1,554,303	598,119	656,491
Redemptions	(1,005,191)	(915,397)	(1,147,888)
Market appreciation (depreciation)	989,553	410,515	(678,808)
Ending assets under management	$4,642,363	$3,032,042	$2,895,717

As stated above, the amount of fees we receive for providing investment advisory and shareholder services increases or decreases as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisory fees, for the past three fiscal years:

	Fiscal Years Ended September 30,
	2024	2023	2022
	(In thousands)
Investment advisory fees	$27,524	$22,090	$27,468
Shareholder service fees	2,122	1,930	2,199
Subtotal	29,646	24,020	29,667
Sub-advisory fees	(4,169)	(3,759)	(5,727)
Revenue, net of sub-advisory fees	$25,477	$20,261	$23,940

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

In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2024, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

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

We waive a portion of our fees with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees we receive from such fund in the subsequent month. Total fee waivers during fiscal years 2024 and 2023 were $0.18 million and $0.15 million, respectively. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would apply only on a going‑forward basis.

Our investment advisory agreements must be renewed annually (except in limited circumstances) by (i) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (ii) the vote of a majority of the disinterested trustees. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement terminates. First, an investment advisory agreement automatically terminates if we assign it to another advisor (assignment includes “indirect assignment,” which is the direct or indirect transfer of our common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or us.

Sub-Advisory Agreements and Fees

We have delegated the day-to-day portfolio management responsibilities to sub‑advisors, subject to our oversight, for some of the Hennessy Funds. In each case, the sub‑advisor entity or the individuals working at the sub‑advisor entity is the same entity or are the same individuals who advised the fund prior to our purchase of assets related to the management of such fund. The provision of sub‑advisory services must be in accordance with the applicable Hennessy Fund’s sub‑advisory agreement, Prospectus, and Statement of Additional Information. The services that each sub‑advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub‑advisory agreement include, among other things, the following (except these responsibilities are divided between Stance Capital and Vident Advisory for the Hennessy Stance ESG ETF):

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

In exchange for sub-advisory services, we pay sub‑advisory fees to the sub‑advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub‑advised funds, the sub‑advisor for such fund, and the percentage used to calculate the annual sub‑advisory fees payable by us to such fund’s sub‑advisor as of the end of fiscal year 2024:

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

The sub‑advisory agreements must be renewed annually in the same manner as the investment advisory agreements and are subject to the same termination provisions, including automatic termination in the event the agreement is assigned. Assignment is generally defined under the 1940 Act and the Advisers Act to include direct assignments as well as assignments that are deemed to occur due to the change in control of the investment advisor, which includes us or one of the sub‑advisors that we have engaged on behalf of certain of the Hennessy Funds. However, a transaction is not an assignment under the 1940 Act or the Investment Advisers Act of 1940, as amended (the “Advisers Act”) if it does not result in a change of actual control or management of us or, in the context of a sub-advisor, a change of actual control or management of the sub-advisor.

If a sub‑advisor experienced a change of control but we did not, we could continue acting as an advisor to the applicable Hennessy Fund, but the shareholders of such Hennessy Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. Because obtaining shareholder approval for a new sub‑advisor can be costly both in terms of expense and time, we sought and received an exemptive order from the Securities and Exchange Commission (“SEC”) in 2023 to operate under a manager of managers structure. The manager of managers structure permits us to appoint and replace unaffiliated sub-advisors and to enter into and make material amendments to the related sub-advisory agreements on behalf of the Hennessy Funds without shareholder approval, but subject in each case to the approval of the Hennessy Funds’ Board of Trustees. Under the manager of managers structure, we have ultimate responsibility, subject to oversight by the Hennessy Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. Even with the exemptive order from the SEC, we cannot implement the manager of managers structure on behalf of a particular Hennessy Fund until the shareholders of such Hennessy Fund approve its implementation.

We obtained shareholder approval for the Hennessy Stance ESG ETF in 2023 to operate under a manager of managers structure and are evaluating the timing and process for obtaining shareholder approval for the Hennessy Mutual Funds that have a sub‑advisor. With respect to the Hennessy Stance ESG ETF, our sub‑advisory agreement with VIA, one of the sub‑advisors for the fund, terminated automatically on July 14, 2023, in connection with an acquisition transaction that resulted in a change of control of VIA. As a result of the transaction, VIA ceased to exist and Vident Advisory became the sole Vident enterprise carrying out Vident’s business and operations. On the same date, we entered into a new sub‑advisory agreement with Vident Advisory pursuant to which Vident Advisory now provides sub‑advisory services to the Hennessy Stance ESG ETF. The new sub‑advisory agreement was approved by the Hennessy Funds’ Board of Trustees and by vote of the shareholders of the Hennessy Stance ESG ETF. At the same meeting, the shareholders of the Hennessy Stance ESG ETF also approved the implementation of the manager of managers structure for the fund.

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

Fund supermarkets, such as Schwab, Fidelity, TD Ameritrade, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various funds in a single location is very attractive to investors, and the majority of our assets under management as of the end of fiscal year 2024 was held at fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial institutions to make the Hennessy Funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial institutions.

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

Through our asset purchase strategy, we have completed 12 purchases of the assets related to the management of investment funds over a nearly 25‑year period, integrating $4.4 billion in net assets of 33 different investment funds into the Hennessy Funds family.

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

EMPLOYEES

As of the end of fiscal year 2024, we had 18 employees, 17 of whom were full-time employees. Our 18 employees had an average tenure of 14 years as of the end of fiscal year 2024. We focus on providing our employees competitive compensation, a friendly and flexible office environment, and fostering close-knit working relationships among our team members. Over 50% of our employees are women, and with an executive team that is 50% women and 25% minority, we believe we have created an environment in which all team members can be successful and supported.

Our executive officers are (i) Neil J. Hennessy, Chief Executive Officer and Chairman of our Board of Directors, (ii) Teresa M. Nilsen, President, Chief Operating Officer, Secretary, and a member of our Board of Directors, (iii) Kathryn R. Fahy, Chief Financial Officer and Senior Vice President, and (iv) Daniel B. Steadman, Executive Vice President. In addition to our executive officers’ responsibilities at Hennessy Advisors, Inc., (a) Mr. Hennessy is President, Chief Market Strategist, and a Portfolio Manager of the Hennessy Funds and is a member of the Funds’ Board of Trustees, (b) Ms. Nilsen is an Executive Vice President and Treasurer of the Hennessy Funds, (c) Ms. Fahy is Senior Vice President, Assistant Treasurer, and Assistant Secretary of the Hennessy Funds, and (d) Mr. Steadman is an Executive Vice President and Secretary of the Hennessy Funds.

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

The outbreak and spread of contagious diseases may adversely impact global commercial activity, contribute to significant volatility in global equity and debt markets, and disrupt supply chains, operations, and economic activity. Such outbreaks may adversely impact the value and performance of the Hennessy Funds, which may result in declines in our revenues and limit our ability to source and pursue potential acquisitions. Future outbreaks of contagious diseases could have adverse impacts on our business and financial performance.

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

Our continued financial performance may depend on our ability to react to changes in the asset management industry, respond to evolving investor demands and develop, market, and manage new investment products. Conversely, the development and introduction of new products requires continued innovative effort on our part and may require significant time and resources, as well as ongoing support and investment. Substantial risks and uncertainties are associated with the introduction of new products, including the implementation of new and appropriate operational controls and procedures, shifting investor and market preferences, the introduction of competing products, constraints on our ability to manage growth, and compliance with regulatory and disclosure requirements. A growing number of new products also depend on data provided by third parties as analytical inputs and are subject to additional risks, including with respect to data quality, cost, availability, and provider relationships. There can be no assurance that we will be able to develop or acquire new products that address the needs of investors on the timescale they require. Any failure to successfully develop or acquire new products, or effectively manage associated operational risks, could harm our reputation and expose us to additional costs, which may reduce our assets under management and adversely affect our revenues.

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

Our profits are highly dependent on the fees we are able to charge to the Hennessy Funds for investment advisory services. To the extent we are forced to compete on the basis of the investment advisory fees we charge to the Hennessy Funds, we may not be able to maintain our current fee structures. We have historically competed primarily on the performance of the Hennessy Funds and not on the level of our investment advisory fees relative to those of our competitors, but there has been downward pressure on fees in the investment advisory industry for many years. To maintain our fee structures in a competitive environment, we must be able to provide investors in the Hennessy Funds with investment returns and service that will adequately compensate them for investing in our funds with our current fee structures. We may not succeed in maintaining our current fee structures, and fee reductions on existing or future business could have a material adverse effect on our results of operations.

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

For the past several years, approximately 75% of our assets under management has been concentrated in five or six of our funds. During fiscal year 2024, our average assets under management was concentrated in the following five funds: (i) the Hennessy Cornerstone Mid Cap 30 Fund (27% of average assets under management); (ii) the Hennessy Focus Fund (18% of average assets under management); (iii) the Hennessy Gas Utility Fund (12% of average assets under management); (iv) the Hennessy Japan Fund (10% of average assets under management); and (v) the Hennessy Cornerstone Growth Fund (9% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Cornerstone Mid Cap 30 Fund (26% of total revenue); (b) the Hennessy Focus Fund (21% of total revenue); (c) the Hennessy Japan Fund (10% of total revenue); (d) the Hennessy Cornerstone Growth Fund (9% of total revenue); and (e) the Hennessy Cornerstone Value Fund (8% of total revenue). As a result, our operating results are particularly dependent upon the performance of a small number of funds and our ability to maintain and grow assets under management in these funds. These funds have from time to time experienced significant redemptions and may do so again in the future. A significant increase in redemptions for any reason would reduce our assets under management and revenues.

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

The Hennessy Stance ESG ETF pays us a unitary fee under its investment advisory agreement with us. Under a unitary fee structure, we bear all operating expenses incurred in connection with providing services to the fund. The operating expenses covered by the unitary fee include third party data providers, transfer agency, custody, fund administration, legal, audit and other services. Additionally, for no compensation, we pay all other operating expenses of the fund, including sub-advisory fees, with the exception of the following: (i) the management fees paid to us; (ii) distribution fees and expenses paid by the fund under any distribution plan adopted pursuant to Rule 12b-1 under the Investment Company Act; (iii) interest expenses; (iv) brokerage expenses, trading expenses, and other expenses (such as stamp taxes) in connection with the execution of portfolio transactions or in connection with creation or redemption transactions; (v) compensation paid to the independent trustees of the fund and fees paid to independent trustees’ counsel; (vi) tax expenses and governmental fees; and (vii) extraordinary expenses not incurred in the course of ordinary business (the “Excluded Fees”). The fund and its shareholders bear the costs of Excluded Fees. The unitary fee structure generally eliminates the possibility for any decrease in the total fund expense ratio during periods when assets under management increase, which could lead to increased profitability for us if we are able to achieve economies of scale. On the other hand, if the fund’s operating expenses increase (other than Excluded Fees), this will lead to a reduction in our profitability from the fund.

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

Generally, if a sub‑advisor experiences a change of control but we do not, we could continue acting as an advisor to the applicable Hennessy Fund, but the shareholders of such Hennessy Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. However, for the Hennessy Stance ESG ETF, we have the authority to appoint and replace unaffiliated sub‑advisors and to enter into and make material amendments to the related sub‑advisory agreements without shareholder approval. This is because we sought and received an exemptive order from the SEC in 2023 to operate under a manager of managers structure and subsequently obtained shareholder approval to implement such structure for the Hennessy Stance ESG ETF. Under the manager of managers structure, we have ultimate responsibility, subject to oversight of and approval by the Hennessy Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. We have not yet received, and do not have an estimated timeline for receiving, shareholder approval to operate under a manager of managers structure for the Hennessy Mutual Funds that are sub‑advised.

Any interruption or termination of our sub‑advisory relationships, whether due to a change of control or any other circumstance, could affect our ability to market our sub‑advised funds and result in a reduction in assets under management, which would adversely affect our revenues.

We depend on information technology, and any failures of or damage to, attack on or unauthorized access to our information technology systems or facilities, or those of third parties with which we do business, including as a result of cyber attacks, could result in significant limits on our ability to conduct our operations and activities, costs, and reputational damage.

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

The financial services industry has been the subject of cyber-attacks involving the dissemination, theft, and destruction of corporate information or other assets as a result of failure to follow procedures by employees or as a result of actions by third parties, including actions by terrorist organizations and nation state actors. Although we have implemented policies and controls to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks, and cyber-related fraud, there can be no assurance that any of these measures will prove effective. Because the techniques used to obtain unauthorized access, disable, or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to address them until they are discovered. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, certain errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, shareholders, and investors in the Hennessy Funds may be inaccurate, any or all of which could further increase the costs and consequences of an information security incident.

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

Finally, cybersecurity and data privacy are high priorities for many regulators, and many jurisdictions have enacted laws and regulations in these areas. Enactment of privacy laws or regulations have, and may continue to, result in additional costs of compliance or litigation. In addition, while we strive to comply with the relevant laws and regulations, any failure to comply could result in regulatory investigations and penalties as well as negative publicity, which could materially adversely affect our business, results of operations, and financial condition.

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

The management contracts we have purchased, an $82.3 million asset on the balance sheet as of the end of fiscal year 2024, are considered an intangible asset with an indefinite useful life. Management reviews the indefinite life classification of our management contract asset each reporting period. If the management contract asset is ever reclassified as an asset with a definite life, we would begin amortizing the management contracts over their remaining useful life. If the management contract asset continues to be classified as an indefinite‑life asset, we will continue to periodically review the carrying value to determine if any impairment has occurred. The impairment analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the management contract asset is not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the asset. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

We have debt and may incur additional debt, which may increase the risk of investing in us and may harm our financial condition and results of operations.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and therefore increase the risks associated with investing in our securities.

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our future secured indebtedness, and structurally subordinated to all future indebtedness and other obligations of any future subsidiaries of ours.

We may incur additional debt in the future. Our indebtedness could (i) decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes, (ii) limit our flexibility to make acquisitions, (iii) increase our cash requirements to support the payment of interest, (iv) limit our flexibility in planning for, or reacting to, changes in our business and our industry, and (v) increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions and financial, business, and other factors affecting our operations, many of which are beyond our control.

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

Certain provisions in our employment agreements and bonus agreements with key personnel could delay or discourage an acquisition of the Company.

Our employment agreements with key personnel provide for certain payments in the event of certain terminations of employment of such persons or changes of control of the Company The obligation of the Company to make such payments upon the occurrence of such events could significantly increase the cost of an acquisition of the Company and make potential acquirers hesitant to proceed.

ITEM 1C.	CYBERSECURITY

We have policies and procedures for identifying, assessing, and managing material risks associated with cybersecurity threats. We seek to address cybersecurity risks through a comprehensive approach focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We implement and maintain technical and physical safeguards and other organizational measures, including, for example, the use of antivirus software, intrusion prevention and detection systems, virtual private networks, firewalls, email security, link protection, the regular deployment of updates and patches as they become available, a general policy against providing access to our network to any third party (with the exception of our third‑party information technology vendor), the use of a third‑party service to conduct mandatory online training for all employees regarding identifying and mitigating cybersecurity risks, regular phishing testing, regular penetration testing, regular reviews of access to systems and networks, and routine monitoring of compliance with our written information security plan. We also maintain cybersecurity insurance that provides for certain protection against potential losses arising from a cybersecurity incident.

We have an Information Technology committee that meets at least quarterly and includes members of our management team and compliance team. The members of the Information Technology committee have gained cybersecurity experience through years of training, internal and external discussions, and the development, implementation, and periodic evaluation of our cybersecurity policies.

We have not experienced a material cybersecurity incident, any expenses we have incurred from cybersecurity breaches have been immaterial, and we are not aware of any cybersecurity incidents that are reasonably likely to materially affect our business. Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents. However, future incidents could have a material and adverse impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see Item 1A, “Risk Factors.”

Our Board of Directors oversees cybersecurity risk management as part of its general oversight function. The Company’s management team provides updates to the Board of Directors regarding cybersecurity as appropriate.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 7250 Redwood Boulevard, Suite 200, Novato, California 94945, where we occupy approximately 14,000 square feet and have the right to use all common areas. We also lease office space in Austin, Texas, Dallas, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. We consider these arrangements to be suitable and adequate for the management and operations of our business. We do not own any real property.

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

As of the end of fiscal year 2024, we had 119 holders of record of our common stock. In addition, there were 42 brokerage firm accounts that represent 1,997 additional individual shareholders for a total of 2,116 shareholders.

The equity compensation plan information required by Item 201(d) of Regulation S‑K is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During fiscal year 2024, we repurchased shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchases are presented in the following table for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2024	-	$-	-	1,096,368
August 1-31, 2024	-	-	-	1,096,368
September 1-30, 2024 (2)	39,410	10.24	-	1,096,368
Total	39,410	$10.24	-	1,096,368

(1)

We are authorized to purchase a maximum of 2,000,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the stock buyback program by 500,000 shares, to a total of 2,000,000 shares. A total of 1,096,368 shares remain available for repurchase under the stock buyback program. We did not repurchase any shares pursuant to the stock buyback program during the three months ended September 30, 2024.

(2)	The shares that we repurchased in September 2024 are not subject to a maximum per plan or program because we did not repurchase them pursuant to a plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

U.S. equities had strong, positive performance for the one‑year period ended September 30, 2024, with the S&P 500® Index returning 36.35% and the Dow Jones Industrial Average returning 28.85% for the period (on a total return basis). Equity prices advanced in anticipation of the Federal Reserve lowering its benchmark interest rate, which ultimately happened in September. Further, the markets have appeared to continue pricing in the prospect of several more rate cuts over the next year as market participants have appeared to continue to view recent inflation data in a favorable light. While lower short-term interest rates have propelled the market higher, a strong second quarter earnings season and the expectation of a reasonably robust third quarter earnings season seem to have given investors increased confidence that the economy is on firm footing. According to Bloomberg, consensus estimates call for the economy to grow 2.6% in 2024. While that rate is slightly behind last year’s growth rate of 2.9%, we believe it is nonetheless a stronger rate than many had predicted at the beginning of the year.

Yields on long-term U.S. bonds decreased meaningfully during the one‑year period ended September 30, 2024, as the Federal Reserve has started to lower its benchmark interest rate. After the rate cut in September 2024, investors appear to have continued to price in further reductions in interest rates. According to Bloomberg, the market is currently pricing in nearly two more rate cuts by the end of the year and roughly six rate cuts by the end of 2025. Recent inflation data seems to have calmed the nerves of investors who feared that inflation would continue to be a headwind. Inflation data released for September 2024 indicated that consumer prices increased 2.4% from a year earlier, compared to 2.5% in August 2024, according to the Labor Department. The 2.4% rate is the smallest annual increase since February 2021 and now only modestly above the Federal Reserve’s stated goal of 2.0% inflation. For the one‑year period ended September 30, 2024, 10-year U.S. Treasury Note yields fell from approximately 4.57% to 3.78%.

The Japanese equity market increased 21.6% (in U.S. dollar terms) for the one‑year period ended September 30, 2024, as measured by the Tokyo Stock Price Index (TOPIX). In our view, business sentiment in Japan remains strong, with the Bank of Japan stating that it expects large companies to increase capital spending by 10.6% in the current fiscal year through March 2025. Bank of Japan Governor Kazuo Ueda has said that the central bank will continue to raise interest rates as long as business conditions remain strong, which is expected to help keep inflation under control around 2.0%.

Against this positive equity performance backdrop, all 17 Hennessy Funds posted positive returns for the one‑year period ended September 30, 2024. The longer‑term performance numbers remain strong, with 15 of the Hennessy Funds posting positive returns for the three-year period ended September 30, 2024. Finally, all 16 Hennessy Funds with at least 10 years of operating history posted positive returns for both the 5-year and 10‑year periods ended September 30, 2024.

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

We provide service to over 198,500 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,200 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 500 who purchased one of our Funds for the first time during fiscal year 2024. Approximately 18% of such advisors own two or more Hennessy Funds, and over 650 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of the end of fiscal year 2024 was $4.6 billion, an increase of $1.6 billion, or 53.1%, compared to the end of fiscal year 2023. The increase in total assets was attributable to market appreciation, net inflows of the Hennessy Funds, and the purchase of assets related to the management of two mutual funds previously managed by CCM that were reorganized into the Hennessy Stance ESG ETF.

The following table illustrates the year-by-year changes in our assets under management over the past three fiscal years:

	Fiscal Years Ended September 30,
	2024	2023	2022
	(In thousands)
Beginning assets under management	$3,032,042	$2,895,717	$4,065,922
Acquisition inflows	71,656	43,088	-
Organic inflows	1,554,303	598,119	656,491
Redemptions	(1,005,191)	(915,397)	(1,147,888)
Market appreciation (depreciation)	989,553	410,515	(678,808)
Ending assets under management	$4,642,363	$3,032,042	$2,895,717

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management by share class over the past three fiscal years:

	Fiscal Years Ended September 30,
	2024	2023	2022
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,121,824	$1,930,294	$2,199,250
Institutional Class	1,475,335	1,027,166	1,445,112
Hennessy Stance ESG ETF	89,784	34,230	-
Average assets under management	$3,686,943	$2,991,690	$3,644,362

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of assets related to the management of investment funds. As of the end of fiscal year 2024, this asset had a net balance of $82.3 million, an increase of $1.0 million since the end of fiscal year 2023. This increase is related to the purchase of assets related to the management of two mutual funds previously managed by CCM that were reorganized into the Hennessy Stance ESG ETF. (See Note 5 in Item 8, “Financial Statements and Supplementary Data.”)

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our future secured indebtedness, and structurally subordinate to all future indebtedness and other obligations of any future subsidiaries of ours. The 2026 Notes are the principal liability on our balance sheet at $39.5 million, net of issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2024 will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023.

Our total assets under management as of the end of fiscal year 2024 was $4.6 billion, an increase of $1.6 billion, or 53.1%, compared to the end of fiscal year 2023. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2024 was $3.7 billion. As of the end of fiscal year 2024, we had cash and cash equivalents of $63.9 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$9,277	$7,134
Net cash used in investing activities	(1,303)	(819)
Net cash used in financing activities	(4,528)	(4,326)
Net increase in cash and cash equivalents	$3,446	$1,989

The increase in cash provided by operating activities of $2.1 million was mainly due to increased net income in the current period.

The increase in cash used in investing activities of $0.5 million was due to the purchase of assets related to the management of two mutual funds previously managed by CCM that were reorganized into the Hennessy Stance ESG STF.

The increase in cash used in financing activities of $0.2 million was due to repurchases of shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs in the current period.

Dividend Payments. We have consistently paid dividends each year since 2005. Our quarterly dividend rate remained constant during fiscal years 2024 and 2023, and our dividend payments totaled $4.2 million in each such fiscal year.

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

RESULTS OF OPERATIONS

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2024		2023
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$27,524	92.8%	$22,090	92.0%
Shareholder service fees	2,122	7.2	1,930	8.0
Total revenue	29,646	100.0	24,020	100.0
Operating expenses
Compensation and benefits	9,064	30.5	7,732	32.2
General and administrative	6,484	21.9	5,479	22.8
Fund distribution and other	818	2.8	486	2.0
Sub-advisory fees	4,169	14.1	3,759	15.6
Depreciation	244	0.8	230	1.0
Total operating expenses	20,779	70.1	17,686	73.6
Net operating income	8,867	29.9	6,334	26.4
Interest income	(3,112)	(10.5)	(2,522)	(10.5)
Interest expense	2,275	7.7	2,256	9.4
Income before income tax expense	9,704	32.7	6,600	27.5
Income tax expense	2,607	8.8	1,829	7.6
Net income	$7,097	23.9%	$4,771	19.9%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2024 to fiscal year 2023, total revenue increased by 23.4%, from $24.0 million to $29.6 million, investment advisory fees increased by 24.6%, from $22.1 million to $27.5 million, and shareholder service fees increased by 9.9%, from $1.9 million to $2.1 million.

The increase in investment advisory fees was due mainly to increased average daily net assets of the Hennessy Funds. The increase in shareholder service fees was due to an increase in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for fiscal year 2024 was $3.7 billion, which represents an increase of $0.7 billion, or 23.2%, compared to fiscal year 2023. The Hennessy Fund with the largest average daily net assets for fiscal year 2024 was the Hennessy Cornerstone Mid Cap 30 Fund, with $981 million. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily net assets for fiscal year 2024 was the Hennessy Focus Fund, with $645 million. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub‑advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of the end of fiscal year 2024 was $4.6 billion, an increase of $1.6 billion, or 53.1%, compared to the end of fiscal year 2023. The increase in total assets was attributable to market appreciation, net inflows of the Hennessy Funds, and the purchase of assets related to the management of two mutual funds previously managed by CCM that were reorganized into the Hennessy Stance ESG ETF.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Fiscal Year Ended September 30, 2024
Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$564	million
Hennessy Cornerstone Growth Fund	$252	million
Hennessy Japan Fund	$29	million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Fiscal Year Ended September 30, 2024
Fund Name	Amount
Hennessy Focus Fund	$(95)	million
Hennessy Gas Utility Fund	$(81)	million
Hennessy Value Fund	$(28)	million

Redemptions as a percentage of assets under management decreased from an average of 2.5% per month during fiscal year 2023 to an average of 2.3% per month during fiscal year 2024.

Operating Expenses

Comparing fiscal year 2023 to fiscal year 2024, total operating expenses increased by 17.5%, from $17.7 million to $20.8 million. As a percentage of total revenue, total operating expenses decreased 3.5 percentage points to 70.1%. The increase in dollar value of operating expenses was primarily due to increases in compensation and benefits and general and administrative expenses.

Compensation and Benefits Expense: Comparing fiscal year 2023 to fiscal year 2024, compensation and benefits expense increased by 17.2%, from $7.7 million to $9.1 million. As a percentage of total revenue, compensation and benefits expense decreased 1.7 percentage points to 30.5%. The increase in dollar value of compensation and benefits expense was due primarily to an increase in incentive-based compensation during fiscal year 2024.

General and Administrative Expense: Comparing fiscal year 2023 to fiscal year 2024, general and administrative expense increased by 18.3% from $5.5 million to $6.5 million. As a percentage of total revenue, general and administrative expense decreased 0.9 percentage points to 21.9%. The dollar value increase in general and administrative expense was primarily due to increases in sales and distribution expenses (not including fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients, which are reflected in “Fund Distribution and Other Expense”), as well as professional services expenses, in the current period.

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

Comparing fiscal year 2023 to fiscal year 2024, fund distribution and other expense increased by 68.3%, from $0.49 million to $0.82 million. As a percentage of total revenue, fund distribution and other expense increased 0.8 percentage points to 2.8%. The increase of fund distribution and other expense was due to increased average daily net assets of the Hennessy Mutual Funds, which in turn increases the fees we pay to financial institutions. Additionally, fund distribution and other expense increased due to the additional expenses relating to the Hennessy Stance ESG ETF resulting from the purchase of assets related to the management of the two mutual funds previously managed by CCM that were reorganized into the Hennessy Stance ESG ETF.

Sub-Advisory Fees Expense: Comparing fiscal year 2023 to fiscal year 2024, sub‑advisory fees expense increased by 10.9%, from $3.8 million to $4.2 million. As a percentage of total revenue, sub‑advisory fees expense decreased 1.5 percentage points to 14.1%. The dollar value increase in sub‑advisory fees expense was due to an increase in average daily net assets of the sub‑advised Hennessy Funds, with an additional increase due to the expense associated with new sub‑advisory relationships relating to the Hennessy Stance ESG ETF that began in December 2022.

Depreciation Expense: Comparing fiscal year 2023 to fiscal year 2024, depreciation expense increased by 6.1% from $0.23 million to $0.24 million due to additional fixed asset purchases. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.8%.

Interest Income

Comparing fiscal year 2023 to fiscal year 2024, interest income increased from $2.52 million to $3.11 million. The increase was due to increased interest rates and increased principal balances.

Interest Expense

Comparing fiscal year 2023 to fiscal year 2024, interest expense increased by 0.8% from $2.26 million to $2.28 million. The increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing fiscal year 2023 to fiscal year 2024, income tax expense increased by 42.5%, from $1.8 million to $2.6 million. The increase in income tax expense was due to higher net operating income in the current period, partially offset by a lower effective income tax rate in the current period. The lower effective tax rate in the current period is due to an increased tax benefit in the current period due to restricted stock vesting at a higher share price.

Net Income

Comparing fiscal year 2023 to fiscal year 2024, net income increased by 48.8%, from $4.8 million to $7.1 million. The increase in net income was primarily due to increased average assets under management in the current period, which resulted in higher revenue and net operating income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Codification 350: Intangibles – Goodwill and Other (“ASC 350”). Pursuant to ASC 350, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite‑lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the annual impairment analysis for fiscal year 2024 as the more-likely-than-not threshold was not met as of the end of fiscal year 2024.

The costs related to our purchase of assets related to the management of investment funds are capitalized as incurred. The costs are defined as an intangible asset per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset, totaling $82.3 million as of the end of fiscal year 2024.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

We reviewed accounting pronouncements issued between December 7, 2023, the filing date of our most recent previously filed Annual Report on Form 10-K, and December 11, 2024, the filing date of this Annual Report on Form 10-K, and are currently in the process of evaluating the impact of adoption on our financial position, results of operations, and disclosures.

There have been no other significant changes to our critical accounting policies and estimates during fiscal year 2024.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Hennessy Advisors, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2024 and 2023, the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Management Contract Asset – Impairment Consideration

As described in Note 1(f) to the financial statements, the Company has historically capitalized the cost of purchasing management contracts as intangible assets. These intangible assets are considered to have indefinite useful lives and are therefore not amortized, but rather tested at least annually for impairment. As part of this annual test, management (i) evaluates whether events and circumstances indicate that it is more likely than not that impairment exists, and/or (ii) estimates the fair value of such intangible assets and compares it to the cost of the assets to determine whether impairment has occurred. Management’s estimate of the fair value of the management contract asset involves subjective assumptions that include stock market returns, fund flows and weighted average cost of capital.

We have determined that the valuation of the management contract asset constitutes a critical audit matter for the following reasons: (i) it is a matter that should be communicated to the audit committee, since it involves a significant management estimate; (ii) it involves a material account balance; and (iii) it involves especially subjective auditor judgment.

We have addressed this critical audit matter by performing appropriate audit procedures. These procedures included (i) assessing management’s evaluation of whether events or circumstances indicate that it is more likely than not that impairment exists; (ii) evaluating the reasonableness of management’s fair value estimate assumptions; and (iii) testing the mathematical accuracy of management’s valuation model. Professionals with specialized skills and knowledge were used to assist in evaluating the measurement of the Company’s estimated fair value of the management contract asset.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2004.

San Francisco, CA
December 11, 2024

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$63,922	$60,476
Investments in marketable securities, at fair value	11	10
Investment fee income receivable	2,964	2,046
Interest income receivable	250	253
Prepaid expenses	817	669
Other accounts receivable	312	247
Total current assets	68,276	63,701
Property and equipment, net of accumulated depreciation of $1,540 and $2,287, respectively	374	305
Operating lease right-of-use asset	1,014	295
Management contracts	82,252	81,262
Other assets	183	156
Total assets	$152,099	$145,719
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$4,441	$3,165
Operating lease liability	332	279
Income taxes payable	181	748
Total current liabilities	4,954	4,192
Notes payable, net of issuance costs	39,477	39,164
Long-term operating lease liability	695	-
Net deferred income tax liability	15,662	14,611
Total liabilities	60,788	57,967
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,778,335 shares issued and outstanding as of September 30, 2024, and 7,671,099 as of September 30, 2023	22,592	21,800
Retained earnings	68,719	65,952
Total stockholders' equity	91,311	87,752
Total liabilities and stockholders' equity	$152,099	$145,719

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2024	2023
Revenue
Investment advisory fees	$27,524	$22,090
Shareholder service fees	2,122	1,930
Total revenue	29,646	24,020
Operating expenses
Compensation and benefits	9,064	7,732
General and administrative	6,484	5,479
Fund distribution and other	818	486
Sub-advisory fees	4,169	3,759
Depreciation	244	230
Total operating expenses	20,779	17,686
Net operating income	8,867	6,334
Interest income	(3,112)	(2,522)
Interest expense	2,275	2,256
Income before income tax expense	9,704	6,600
Income tax expense	2,607	1,829
Net income	$7,097	$4,771
Earnings per share
Basic	$0.92	$0.63
Diluted	$0.92	$0.63
Weighted average shares outstanding
Basic	7,680,706	7,580,120
Diluted	7,721,781	7,603,676
Cash dividends declared per share	$0.55	$0.55

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

	Common Stock		Retained	Total Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2022	7,571,741	$20,951	$65,347	$86,298
Net income	-	-	4,771	4,771
Dividends paid	-	-	(4,166)	(4,166)
Employee and director restricted stock vested	124,015	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(34,192)	(233)	-	(233)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,206	9	-	9
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	8,329	64	-	64
Stock-based compensation	-	1,026	-	1,026
Employee restricted stock forfeiture	-	(17)	-	(17)
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	7,097	7,097
Dividends paid	-	-	(4,222)	(4,222)
Employee and director restricted stock vested	133,744	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(39,410)	(295)	(108)	(403)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,245	8	-	8
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,243	19	-	19
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	6,789	53	-	53
Stock-based compensation	-	990	-	990
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Years Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$7,097	$4,771
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	244	230
Unrealized loss gain on marketable securities	(1)	(1)
Change in right-of-use asset and operating lease liability	29	(11)
Amortization of note issuance costs	313	294
Deferred income taxes	1,051	1,123
Employee restricted stock forfeiture	-	(17)
Stock-based compensation	990	1,026
Change in operating assets and liabilities:
Investment fee income receivable	(918)	5
Interest income receivable	3	(153)
Prepaid expenses	(148)	84
Other accounts receivable	(65)	10
Other assets	(27)	-
Accrued liabilities and accounts payable	1,276	(155)
Income taxes payable	(567)	(72)
Net cash provided by operating activities	9,277	7,134
Cash flows from investing activities
Purchases of property and equipment	(313)	(215)
Payments related to management contracts	(990)	(604)
Net cash used in investing activities	(1,303)	(819)
Cash flows from financing activities
Repurchase of vested employee restricted stock for tax withholding	(403)	(233)
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	8	9
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	19	-
Dividend payments	(4,152)	(4,102)
Net cash used in financing activities	(4,528)	(4,326)
Net increase in cash and cash equivalents	3,446	1,989
Cash and cash equivalents at the beginning of the period	60,476	58,487
Cash and cash equivalents at the end of the period	$63,922	$60,476
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,124	$779
Cash paid for interest	$1,962	$1,962
Dividend investment issued in shares	$70	$64

See Accompanying Notes to Financial Statements

Notes to Financial Statements

(1)	Organization and Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

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

The Company recognizes revenues when its obligations related to the investment advisory and shareholder services are satisfied, and it is probable that a significant reversal of the revenue amount would not occur in future periods. Management judgment is required in assessing the probability of significant revenue reversal and in identification of distinct services. Investment advisory and shareholder services are performed over time because investors in the Hennessy Funds are receiving and consuming the benefits as they are provided by the Company. Fees are based on contractual percentages of net asset values of each Hennessy Fund and recognized for services provided during the period, which are distinct from services provided in other periods. Such fees are affected by changes in net asset values, including market appreciation or depreciation, foreign exchange translation, and net inflows or outflows of the Hennessy Funds. Assets under management represent the broad range of financial assets the Company manages for the Hennessy Funds on a discretionary basis pursuant to investment management and shareholder servicing agreements that are expected to continue for at least 12 months. In general, reported assets under management reflect the valuation methodology that corresponds to the basis used for determining revenue. The fees are computed and billed monthly, at which time they are recognized in accordance with Accounting Standards Codification 606 — Revenue from Contracts with Customers.

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

The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of the end of fiscal years 2024 and 2023. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2024 and 2023 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(d)	Investments

Investments in highly‑liquid financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long‑term investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains and losses of less than $1,000 per year were recognized in operations for fiscal years 2024 and 2023.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 different investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. Although a quantitative analysis of the fair value of the management contract asset was not required, management performed a high-level analysis for internal purposes only. The fair value of the management contract asset was estimated as of the end of fiscal years 2024 and 2023 by applying the income approach and was based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The analysis further supported that there was no “more-likely-than-not” impairment trigger as of such dates.

Under Accounting Standards Codification 350 — Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company considered various factors, such as likelihood of continued renewal, whether there are foreseeable limits on net cash flows, and whether the Company is dependent on a limited number of investors, in determining the useful life of the management contracts. Based on analysis, the Company considers the management contract asset to be an intangible asset with an indefinite useful life and no impairment as of the end of fiscal year 2024.

The Company completed its most recent asset purchases on November 10, 2023, and February 23, 2024, when it purchased assets related to the management of the CCM Small/Mid-Cap Impact Value Fund and the CCM Core Impact Equity Fund (each, a “CCM Fund”), respectively. These asset purchases added approximately $12 million and $59 million to the Company’s assets under management at the time of closing with respect to the CCM Small/Mid-Cap Impact Value Fund and the CCM Core Impact Equity Fund, respectively. Each purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of April 26, 2023, between the Company and Community Capital Management, LLC. Upon completion of each transaction, the assets of the applicable CCM Fund were reorganized into the Hennessy Stance ESG ETF. In fiscal year 2024, the Company capitalized $1.0 million in purchase price and other costs for the purchase of assets related to the management of the CCM Funds.

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

Amended and Restated 2024 Omnibus Incentive Plan

Effective as of February 8, 2024, the Company adopted, and the Company’s shareholders approved, the 2024 Omnibus Incentive Plan (the “Omnibus Plan”), which provides for the issuance of options, stock appreciation rights, restricted stock, RSUs, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors and increasing shareholder value. The Omnibus Plan replaced the Amended and Restated 2013 Omnibus Incentive Plan. Under the Omnibus Plan, participants may be granted RSUs, among other awards, each of which represents an unfunded, unsecured right to receive a share of the Company’s common stock on the dates specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight line basis over the four-year vesting term of each award.

The compensation committee of the Company’s Board of Directors has the authority to determine the awards granted under the Omnibus Plan, including among other things, the individuals who receive the awards, the times when they receive them, vesting schedules, performance goals, whether an option is an incentive or nonqualified option, and the number of shares to be subject to each award.

The Omnibus Plan contains change of control provisions whereby, among other things, all outstanding RSUs and other securities issued under the Omnibus Plan will vest immediately upon the occurrence of the following events constituting a change of control of the Company: (i) an acquisition, in any one transaction or series of transactions, after which any individual, entity or group has beneficial ownership of 50% or more of either the then outstanding shares of the common stock or combined voting power of the Company’s then outstanding voting securities, but excluding an acquisition (A) by the Company or any of its employee benefit plans (or related trusts), (B) by Neil J. Hennessy or any affiliate, or (C) by any corporation which, following the acquisition, is beneficially owned, directly or indirectly, in substantially the same proportions, by the beneficial owners of the common stock and voting securities of the Company immediately prior to such acquisition, (ii) 50% or more of the members of the Company’s Board of Directors (A) are not continuing directors, or (B) are nominated or elected by the same beneficial owner or are elected or appointed in connection with an acquisition of the Company, or (iii) the (A) consummation of a reorganization, merger, share exchange, consolidation or similar transaction, with respect to which the beneficial owners of the Company immediately prior to such transaction do not, following such transaction, beneficially own more than 50% of the then outstanding shares of common stock and voting securities of the corporation resulting from the transaction, (B) consummation of the sale or other disposition of all or substantially all of the assets of the Company or (C) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

All compensation costs related to RSUs vested during fiscal years 2024 and 2023 have been recognized in the financial statements.

The Company has available up to 3,671,300 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.

A summary of RSU activity is as follows:

	Fiscal Years Ended September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of year	345,155	$6.91	315,561	$8.15
Granted	163,700	8.96	159,700	5.53
Vested	(121,161)	(7.38)	(124,746)	(8.22)
Forfeited	-		(5,360)	(8.12)
Non-vested balance at end of year	387,694	$7.63	345,155	$6.91

Additional information related to RSUs is as follows:

September 30, 2024
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,862
Weighted average remaining period to expense for RSUs (in years)	3.1

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 12,902 and 9,535 shares of common stock in fiscal years 2024 and 2023, respectively. The maximum number of shares that may be issued under the DRSPP is 1,530,000, of which 1,520,968 shares remained available for issuance as of September 30, 2024.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program does not have an expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. A total of 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during fiscal year 2024.

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$60,946	$-	$-	$60,946
Mutual fund investments	11	-	-	11
Total	$60,957	$-	$-	$60,957
Amounts included in
Cash and cash equivalents	$60,946	$-	$-	$60,946
Investments in marketable securities	11	-	-	11
Total	$60,957	$-	$-	$60,957

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$59,382	$-	$-	$59,382
Mutual fund investments	10	-	-	10
Total	$59,392	$-	$-	$59,392
Amounts included in
Cash and cash equivalents	$59,382	$-	$-	$59,382
Investments in marketable securities	10	-	-	10
Total	$59,392	$-	$-	$59,392

There were no transfers between levels during fiscal years 2024 or 2023.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 9 in this Item 8, “Financial Statements and Supplementary Data”) was approximately $38.3 million as of September 30, 2024, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(3)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(In thousands)
2024
Mutual fund investments	$10	$1	$-	$11
Total	10	1	-	11
2023
Mutual fund investments	$9	$1	$-	$10
Total	9	1	-	10

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(4)	Property and Equipment, Net

The following table summarizes the Company’s property and equipment balances:

	September 30,
	2024	2023
	(In thousands)
Equipment	$324	$786
Leasehold improvements	154	154
Furniture and fixtures	344	399
IT infrastructure	87	87
Software	1,005	1,166
Property and equipment, gross	1,914	2,592
Accumulated depreciation	(1,540)	(2,287)
Property and equipment, net	$374	$305

The following useful lives are assigned to fixed assets:  furniture is seven years, equipment is three years, and software ranges from one to three years. During each of fiscal year 2024 and 2023, depreciation expense was $0.2 million.

(5)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred and comprise the management contract asset. This asset was $82.3 million as of the end of fiscal year 2024, an increase of $1.0 million from the end of fiscal year 2023. The increase was related to expenses incurred in connection with the purchase of assets related to the management of two mutual funds previously managed by CCM that were reorganized into the Hennessy Stance ESG ETF. The Company considers the management contract asset to be an intangible asset per Accounting Standards Codification 350 — Intangibles – Goodwill and Other. The purchase costs that comprise the management contract asset include consideration to the seller, as well as legal and similar external transaction costs.

(6)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 17 Hennessy Funds.

The investment advisory agreements must be renewed annually (except in limited circumstances) by (a) the Funds’ Board of Trustees or the vote of a majority of the outstanding shares of the applicable Hennessy Fund and (b) the vote of a majority of the trustees of Hennessy Funds Trust who are not interested persons of the Hennessy Funds. If an investment advisory agreement is not renewed, it terminates automatically. There are two additional circumstances in which an investment advisory agreement terminates. First, an investment advisory agreement automatically terminates if the Company assigns it to another advisor (assignment includes “indirect assignment,” which is the direct or indirect transfer of the Company’s common stock in sufficient quantities deemed to constitute a controlling block). Second, an investment advisory agreement may be terminated prior to its expiration upon 60 days’ written notice by either the applicable Hennessy Fund or the Company.

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

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. There were no long‑term operating leases as of September 30, 2023. During the quarter ended March 31, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the quarter ended March 31, 2024. There were no other long‑term operating leases as of September 30, 2024.

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

September 30, 2024
(In thousands, except years and percentages)
Operating lease right-of-use assets	$1,014
Current operating lease liability	$332
Long-term operating lease liability	$695
Weighted average remaining lease term	2.8
Weighted average discount rate	6.15%
Operating lease liabilities arising from obtaining right-of-use assets	$1,055

For fiscal years 2024 and 2023, the Company’s lease payments related to its operating lease right-of-use assets totaled $0.41 million and $0.37 million, respectively, and total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.56 million and $0.51 million, respectively.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

September 30, 2024
(In thousands)
Fiscal year 2025	$384
Fiscal year 2026	395
Fiscal year 2027	338
Total undiscounted cash flows	1,117
Present value discount	(90)
Total operating lease liabilities	$1,027

(8)	Accrued Liabilities and Accounts Payable

Details relating to the accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	September 30,
	2024	2023
	(In thousands)
Accrued bonus liabilities	$2,943	$2,260
Accrued sub-advisor fees	376	310
Other accrued expenses	1,122	595
Total accrued expenses	$4,441	$3,165

(9)	Debt Outstanding

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

In addition to the operating leases discussed in Note 7 in this Item 8, “Financial Statements and Supplementary Data,” the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. Such contractual expense ratio limitations will expire February 28, 2025, unless extended. Total fees waived during fiscal years 2024 and 2023 were $0.18 million and $0.15 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

In November 2024, the Company entered into a settlement agreement with respect to employment-related claims made by a former employee in fiscal year 2024. The Company believed the settlement provided for an efficient and effective resolution to the matter. The Company has employment practices liability insurance for such claims, and therefore paid the amount of the settlement not covered by the employment practices liability insurance.

The Company has no other commitments and no significant contingencies with original terms in excess of one year.

(11)	Retirement Plan

The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with at least 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.2 million in each of the fiscal years 2024 and 2023. To be eligible for the discretionary profit-sharing contribution, an employee must be eligible to participate in the 401(k) retirement plan and must complete at least 501 hours of service during the calendar year or be employed as of the last day of the calendar year.

(12)	Income Taxes

As of the end of each of fiscal years 2024 and 2023, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.4 million and $0.4 million, respectively. If the tax benefits of such amounts were recognized, $0.3 million and $0.3 million of such amounts, respectively, would decrease the Company’s effective income tax rate.  As of September 30, 2024, and September 30, 2023,the Company’s net liability for accrued interest and penalties was $0.4 million and $0.3 million, respectively. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized approximately $0.05 million in interest and penalties during each of the years ended September 30, 2024, and September 30, 2023.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2024	2023
	(In thousands)

Beginning year balance	$353	$353
Changes related to prior year tax positions	-	-
Ending year balance	$353	$353

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

The Company’s income tax expense was as follows:

	Fiscal Years Ended September 30,
	2024	2023
	(In thousands)
Current
Federal	$1,179	$485
State	377	221
Total current	1,556	706
Deferred
Federal	828	955
State	223	168
Total deferred	1,051	1,123
Total	$2,607	$1,829

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.1	4.0
Permanent and other differences	0.8	(0.4)
Difference due to executive compensation	1.5	0.7
Tax return to provision adjustments	(0.1)	0.8
Uncertain tax position	0.5	0.9
Stock-based compensation	(0.9)	0.7
Effective income tax rate	26.9%	27.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2024	2023
	(In thousands)
Deferred tax assets
Accrued compensation	$-	$37
Stock compensation	33	18
State taxes	224	176
Capital loss carryforward	-	7
Lease liability	258	70
Gross deferred tax assets	515	308
Disallowed capital loss	-	(7)
Net deferred tax assets	515	301
Deferred tax liabilities
Property and equipment	(28)	(31)
Management contracts	(15,895)	(14,807)
ROU asset	(254)	(74)
Total deferred tax liabilities	(16,177)	(14,912)
Net deferred tax liabilities	$(15,662)	$(14,611)

(13)	Earnings per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2024	2023
Weighted average common stock outstanding, basic	7,680,706	7,580,120
Dilutive impact of RSUs	41,075	23,556
Weighted average common stock outstanding, diluted	7,721,781	7,603,676

For fiscal years 2024 and 2023, the Company excluded 162,315 and 100,569 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

(14)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2024, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $2.7 million. In addition, total cash and cash equivalents include $60.9 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(15)	Recently Issued and Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is required to adopt this standard in the first quarter of fiscal year 2025. The Company does not believe adoption of this standard will have a material impact on its financial statements.

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

There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2024.

(16)	Risk and Uncertainties – Geopolitical Tensions

The short and long-term implications of Russia’s invasion of Ukraine and Hamas' attack against Israel are difficult to predict. Because of the highly uncertain and dynamic nature of these events, their impact on the Company’s business, financial condition, or operating results cannot be reasonably estimated at this time.

(17)	Subsequent Events

As of December 11, 2024, the filing date of this Annual Report on Form 10‑K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2024, and determined the following to be a subsequent event:

On October 30, 2024, the Company announced a quarterly cash dividend of $0.1375 per share paid on November 27, 2024, to shareholders of record as of November 14, 2024. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2024, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2025 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” "Section 16(A) Beneficial Ownership Reporting Compliance," and “Executive Officers.” Such information is incorporated by reference as if fully set forth in this report.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item can be found in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated by reference as if fully set forth in this report.

EQUITY COMPENSATION PLAN INFORMATION

Our Omnibus Plan, which was approved by our shareholders, is the only equity compensation plan under which we may issue our common stock.

	September 30, 2024
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (2)

Equity compensation plans approved by security holders (1)	387,694	-	3,671,300
Equity compensation plans not approved by security holders	-	-	-
Total	387,694	-	3,671,300

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.

(2)	Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 3,835,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item can be found in the Proxy Statement under the caption “Corporate Governance.” Such information is incorporated by reference as if fully set forth in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item can be found in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.” Such information is incorporated by reference as if fully set forth in this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and financial statement schedules for Hennessy Advisors, Inc. are included in Item 8, “Financial Statements and Supplementary Data.”

Exhibit Index

Set forth below is a list of all exhibits to this Annual Report on Form 10‑K, including those incorporated by reference.

Exhibits

3.1	Amended and Restated Articles of Incorporation (9)
3.2	Sixth Amended and Restated Bylaws (19)
4.1	Description of Securities (15)
4.2	Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (14)
4.3	First Supplemental Indenture, dated as of October 20, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (14)
10.1	License Agreement, dated as of April 10, 2000, between the registrant and Netfolio, Inc. (2)
10.2	Investment Advisory Agreement, dated as of March 23, 2009, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Large Growth Fund) (3)
10.3

Investment Advisory Agreement, dated as of October 25, 2012, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (4)

10.4

Investment Advisory Agreement, dated as of February 28, 2014, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (6)

10.5

First Amendment to Investment Advisory Agreement, dated as of March 1, 2016, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Cornerstone Growth Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Balanced Fund, the Hennessy Japan Fund, and the Hennessy Japan Small Cap Fund) (8)

10.6	First Amendment to Investment Advisory Agreement, dated as of February 28, 2017, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (16)
10.7	Amended and Restated Investment Advisory Agreement, dated as of February 28, 2022, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Energy Transition Fund and the Hennessy Midstream Fund) (16)
10.8	Investment Advisory Agreement, dated as of December 22, 2022, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Stance ESG ETF) (16)
10.9	First Amendment to Investment Advisory Agreement, dated as of April 28, 2023, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Stance ESG ETF) (16)
10.10	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)
10.11	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)
10.12	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and FCI Advisors (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)
10.13	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (6)
10.14

First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.15	Sub-Advisory Agreement, dated as of December 22, 2022, between the registrant and Stance Capital, LLC (for the Hennessy Stance ESG ETF (portfolio composition sub-advisor)) (16)
10.16	First Amendment to Sub-Advisory Agreement, dated as of April 28, 2023, between the registrant and Stance Capital, LLC (for the Hennessy Stance ESG ETF (portfolio composition sub-advisor)) (16)
10.17	Sub-Advisory Agreement, dated as of July 14, 2023, between the registrant and Vident Advisory, LLC (for the Hennessy Stance ESG ETF (trading sub-advisor)) (16)
10.18	Second Amended and Restated Servicing Agreement, dated as of February 28, 2022, between the registrant and Hennessy Funds Trust (on behalf of all Hennessy Mutual Funds) (16)
10.19	Hennessy Advisors, Inc. 2024 Omnibus Incentive Plan (1)(17)
10.20	Form of Restricted Stock Unit Award Agreement for Employees (1)(17)

10.21	Form of Restricted Stock Unit Award Agreement for Directors and Advisory Committee Members (1)(17)
10.22	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(11)
10.23	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(8)
10.24	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(11)
10.25	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(13)
10.26	First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of February 8, 2024, between the registrant and Neil J. Hennessy (1)(17)
10.27	First Amendment to Employment Agreement, dated as of February 8, 2024, between the registrant and Teresa M. Nilsen (1)(17)
10.28	Second Amendment to the Fourth Amended and Restated Employment Agreement, dated as of September 20, 2024, between the registrant and Neil J. Hennessy (1)(20)
10.29	Second Amendment to Employment Agreement, dated as of September 20, 2024, between the registrant and Teresa M. Nilsen (1)(20)
19	Code of Ethics (which includes the Company’s Insider Trading Policy)
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a‑14a Certification of the Principal Executive Officer
31.2	Rule 13a‑14a Certification of the Principal Financial Officer
32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
97	Hennessy Advisors, Inc. Compensation Recovery Policy (1)(16)
101

The following materials from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2024, filed on December 11, 2024, formatted in Inline XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; (v) the Notes to Financial Statements; (vi) the information in Part I, Item 1C Cybersecurity; and (vii) the information in Part II, Item 9B Other Information.

104	The Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

Notes:

(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333‑66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872), filed December 4, 2009.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872), filed January 17, 2013.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.
(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.
(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423), filed October 20, 2021.
(15)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2021 (SEC File No. 001-36423), filed November 24, 2021.
(16)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2023 (SEC File No. 001-36423), filed December 7, 2023.
(17)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2023 (SEC File No. 001-36423), filed February 8, 2024.
(18)	Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on February 8, 2024.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 8, 2024.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 20, 2024.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

Date: December 11, 2024
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

By:	/s/ Kathryn R. Fahy	Date: December 11, 2024
Kathryn R. Fahy Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date: December 11, 2024
Neil J. Hennessy Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Henry Hansel	Date: December 11, 2024
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Date: December 11, 2024
Brian A. Hennessy Director

By:	/s/ Lydia Knight-O’Riordan	Date: December 11, 2024
Lydia Knight-O’Riordan Director

By:	/s/ Kiera Newton	Date: December 11, 2024
Kiera Newton Director

By:	/s/ Susan W. Pomilia	Date: December 11, 2024
Susan W. Pomilia Director

By:	/s/ Thomas L. Seavey	Date: December 11, 2024
Thomas L. Seavey Director