Form 10-Q
period 2024-12-31
HENNESSY ADVISORS INC
filed 2025-02-13
CIK 1145255

FORM 10-Q

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes ☐         No ☒

As of February 10, 2025, there were 7,783,737 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$64,979	$63,922
Investments in marketable securities, at fair value	11	11
Investment fee income receivable	3,335	2,964
Interest income receivable	232	250
Prepaid expenses	607	817
Other accounts receivable	329	312
Total current assets	69,493	68,276
Property and equipment, net of accumulated depreciation of $1,601 and $1,540, respectively	430	374
Operating lease right-of-use asset	931	1,014
Management contracts	82,262	82,252
Other assets	182	183
Total assets	$153,298	$152,099
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$2,428	$4,441
Operating lease liability	340	332
Income taxes payable	1,032	181
Total current liabilities	3,800	4,954
Notes payable, net of issuance costs	39,558	39,477
Long-term operating lease liability	606	695
Net deferred income tax liability	15,940	15,662
Total liabilities	59,904	60,788
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,783,612 shares issued and outstanding as of December 31, 2024, and 7,778,335 as of September 30, 2024	22,911	22,592
Retained earnings	70,483	68,719
Total stockholders' equity	93,394	91,311
Total liabilities and stockholders' equity	$153,298	$152,099

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Revenue
Investment advisory fees	$9,061	$5,665
Shareholder service fees	647	479
Total revenue	9,708	6,144
Operating expenses
Compensation and benefits	2,766	1,866
General and administrative	1,653	1,724
Fund distribution and other	265	149
Sub-advisory fees	1,133	911
Depreciation	61	69
Total operating expenses	5,878	4,719
Net operating income	3,830	1,425
Interest income	(709)	(786)
Interest expense	572	567
Income before income tax expense	3,967	1,644
Income tax expense	1,133	444
Net income	$2,834	$1,200
Earnings per share
Basic	$0.36	$0.16
Diluted	$0.36	$0.16
Weighted average shares outstanding
Basic	7,780,122	7,672,191
Diluted	7,862,881	7,673,688
Cash dividends declared per share	$0.14	$0.14

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31, 2024
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	2,834	2,834
Dividends paid	-	-	(1,070)	(1,070)
Employee and director restricted stock vested	3,294	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(1)	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	213	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,771	18	-	18
Stock-based compensation	-	299	-	299
Balance at December 31, 2024	7,783,612	$22,911	$70,483	$93,394

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

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$2,834	$1,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	61	69
Unrealized gain on marketable securities	-	(1)
Change in right-of-use asset and operating lease liability	2	(4)
Amortization of note issuance costs	81	76
Deferred income taxes	278	214
Stock-based compensation	299	246
Change in operating assets and liabilities
Investment fee income receivable	(371)	(109)
Interest income receivable	18	(11)
Prepaid expenses	210	66
Other accounts receivable	(17)	(4)
Other assets	1	(7)
Accrued liabilities and accounts payable	(2,013)	(1,549)
Income taxes payable	851	230
Net cash provided by operating activities	2,234	416
Cash flows from investing activities
Purchases of property and equipment	(117)	(46)
Payments related to management contracts	(10)	(204)
Net cash used in investing activities	(127)	(250)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	-	1
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	2	-
Dividend payments	(1,052)	(1,038)
Net cash used in financing activities	(1,050)	(1,037)
Net increase (decrease) in cash and cash equivalents	1,057	(871)
Cash and cash equivalents at the beginning of the period	63,922	60,476
Cash and cash equivalents at the end of the period	$64,979	$59,605
Supplemental disclosures of cash flow information
Cash paid for income taxes	$3	$-
Cash paid for interest	$491	$491
Dividend reinvestment issued in shares	$18	$17

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2024, the Company’s operating results for the three months ended December 31, 2024 and 2023, and the Company’s cash flows for the three months ended December 31, 2024 and 2023. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2024, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2024.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contracts asset to determine if any impairment has occurred. The fair value of the management contracts asset was estimated as of September 30, 2024, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of December 31, 2024, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$61,673	$-	$-	$61,673
Mutual fund investments	11	-	-	11
Total	$61,684	$-	$-	$61,684
Amounts included in:
Cash and cash equivalents	$61,673	$-	$-	$61,673
Investments in marketable securities	11	-	-	11
Total	$61,684	$-	$-	$61,684

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$60,946	$-	$-	$60,946
Mutual fund investments	11	-	-	11
Total	$60,957	$-	$-	$60,957
Amounts included in:
Cash and cash equivalents	$60,946	$-	$-	$60,946
Investments in marketable securities	11	-	-	11
Total	$60,957	$-	$-	$60,957

There were no transfers between levels during the three months ended December 31, 2024, or the year ended September 30, 2024.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $39.0 million as of December 31, 2024, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the fiscal year ended September 30, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the fiscal year ended September 30, 2024. There were no other long‑term operating leases as of December 31, 2024.

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

December 31, 2024
(In thousands, except years and percentages)
Operating lease right-of-use assets	$931
Current operating lease liability	$340
Long-term operating lease liability	$606
Weighted average remaining lease term	2.6
Weighted average discount rate	6.15%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

December 31, 2024
(In thousands)
Remainder of fiscal year 2025	$288
Fiscal year 2026	395
Fiscal year 2027	338
Total undiscounted cash flows	1,021
Present value discount	(75)
Total operating lease liabilities	$946

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	December 31, 2024	September 30, 2024
	(In thousands)
Accrued bonus liabilities	$1,299	$2,943
Accrued sub-advisor fees	373	376
Other accrued expenses	756	1,122
Total accrued liabilities and accounts payable	$2,428	$4,441

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the three months ended December 31, 2024 and 2023, were 28.6% and 27.0%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. Such contractual expense ratio limitations will expire February 28, 2025, unless extended. Total fees waived during the three months ended December 31, 2024 and December 31, 2023, were $0.03 million and $0.04 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Three Months Ended December 31, 2024
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	387,694	$7.63
Granted	-	-
Vested	(3,294)	7.63
Forfeited	-	-
Non-vested balance at end of period	384,400	$7.63

Additional information related to RSUs is as follows:

December 31, 2024
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,563
Weighted average remaining years to expense for RSUs	2.9

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 1,984 and 2,770 shares of common stock during the three months ended December 31, 2024 and 2023, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,518,984 remained available for issuance as of December 31, 2024.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the three months ended December 31, 2024.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended December 31,
	2024	2023
Weighted average common stock outstanding, basic	7,780,122	7,672,191
Dilutive impact of RSUs	82,759	1,497
Weighted average common stock outstanding, diluted	7,862,881	7,673,688

For the three months ended December 31, 2024 and 2023, the Company excluded 11,223 and 244,051 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on November 27, 2024, to shareholders of record as of November 14, 2024.

(12)	Recently Issued and Adopted Accounting Standards

The Company has reviewed accounting pronouncements issued between the filing date of its most recent Form 10-K, which was December 11, 2024, and the filing date of this Form 10-Q and has determined that no accounting pronouncements issued would have a material impact on the Company’s financial position, results of operations, or disclosures, except as disclosed below.

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is required to adopt this standard in its 10-K filing for fiscal year 2025. The Company does not believe adoption of this standard will have a material impact on its financial statements.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", as amended by ASU 2025-01, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In particular, this amendment requires public business entities to disclose detailed information about specific costs that are presented in commonly referred expense captions, such as general and administrative expenses. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2024, including under the section entitled “Risk Factors” in such report. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the fund assets we currently manage and the generation of inflows into the funds we manage. The success of our business strategy may be influenced by the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

On a total return basis, the Dow Jones Industrial Average was up 0.93% for the three months ended December 31, 2024. During the most recent quarter, equity prices increased modestly as a strong economic backdrop coupled with a solid earnings season appeared to give investors reason to continue bidding stocks higher. Following the November election, equities rallied sharply on the expectation of lower tax rates and fewer governmental business regulations. In the final weeks of 2024, though, investors seemed to turn their attention to inflation and the prospect of rate cuts. While there was once an expectation of several Federal Reserve interest rate cuts in 2025, the market is now pricing in anywhere from one to perhaps two cuts in 2025, according to Bloomberg, as the economy continues to grow above expectations and inflation remains higher than the Federal Reserve’s target rate. For 2025, aggregate revenue growth for the companies in the S&P 500® Index is forecasted to increase 6% while earnings are expected to increase nearly 15%, also according to Bloomberg. This robust implied margin expansion may provide investors with more reasons to buy equities this year provided that the economy continues to do well.

Long-term U.S. bond yields increased meaningfully during the three months ended December 31, 2024. With inflation still above the Federal Reserve’s 2% inflation goal and unemployment remaining low, yields increased. At the end of September 2024, the market was pricing in close to eight interest rate cuts by the end of 2025, according to Bloomberg. With recently released economic data continuing to point to above trend inflation, the market is now pricing in no more than two rate cuts by the end of 2025.

The Japanese equity market was down 4.04% in U.S. dollar terms over the three months ended December 31, 2024, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded lower despite optimism that a potential merger between Honda and Nissan could portend a new era of dealmaking in the Japanese equity market.

For the twelve months ended December 31, 2024, all 17 Hennessy Funds generated positive total returns. In addition, for the three‑year and five-year periods ended December 31, 2024, all of the 17 Hennessy Funds posted positive annualized total returns as well. Lastly, over the longer term, all of the Hennessy Funds with over ten years of operating history posted positive returns in the ten-year period ended December 31, 2024.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing market insights, sector highlights, and other resources to help them manage their fund investments with confidence. We operate a robust and leading‑edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors, in addition to retail investors. We utilize this technology both to help retain assets and to drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaigns have resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every two to three days.

We provide service to over 210,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,000 financial advisors who utilize the Hennessy Funds on behalf of their clients, including roughly 500 who purchased one of our Funds for the first time during the most recent quarter. Approximately 18% of such advisors own two or more Hennessy Funds, and over 700 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of December 31, 2024, was $4.8 billion, an increase of $1.5 billion, or 45.7%, compared to December 31, 2023. The increase in total assets was attributable to net inflows into the Hennessy Funds, market appreciation, and the purchase of the assets related to the management of the CCM Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since the quarter ended December 31, 2023:

	Fiscal Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
	(In thousands)
Beginning assets under management	$4,642,363	$4,027,831	$3,852,602	$3,280,372	$3,032,042
Acquisition inflows	-	-	-	59,220	12,436
Organic inflows	544,985	458,284	434,967	434,435	226,617
Redemptions	(375,276)	(273,406)	(256,726)	(222,001)	(253,058)
Market appreciation (depreciation)	(33,090)	429,654	(3,012)	300,576	262,335
Ending assets under management	$4,778,982	$4,642,363	$4,027,831	$3,852,602	$3,280,372

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since the quarter ended December 31, 2023:

	Fiscal Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,570,073	$2,373,526	$2,182,858	$2,026,028	$1,904,504
Institutional Class	2,150,654	1,875,008	1,595,824	1,347,491	1,082,938
Hennessy Stance ESG ETF	103,324	107,740	114,450	86,377	50,800
Average assets under management	$4,824,051	$4,356,274	$3,893,132	$3,459,896	$3,038,242

The principal asset on our balance sheet, the management contracts asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of December 31, 2024, this asset had a net balance of $82.3 million, unchanged since September 30, 2024.

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may now be redeemed in whole or in part at any time or from time to time at our option. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our future secured indebtedness, and structurally subordinate to all future indebtedness and other obligations of any future subsidiaries of ours.

The 2026 Notes are the principal liability on our balance sheet at $39.6 million, net of issuance costs.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2024, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes mature on December 31, 2026, and may now be redeemed in whole or in part at any time or from time to time at our option.

Our total assets under management as of December 31, 2024, was $4.8 billion, an increase of $1.5 billion, or 45.7%, compared to December 31, 2023. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended December 31, 2024, was $4.8 billion, an increase of $1.8 billion, or 58.8%, compared to the three months ended December 31, 2023. As of December 31, 2024, we had cash and cash equivalents of $65.0 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Three Months
	Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$2,234	$416
Net cash used in investing activities	(127)	(250)
Net cash used in financing activities	(1,050)	(1,037)
Net increase (decrease) in cash and cash equivalents	$1,057	$(871)

The increase in cash provided by operating activities of $1.8 million was primarily due to increased net income in the current period.

The decrease in cash used in investing activities of $0.1 million was primarily due to the costs associated with the purchase of assets related to the management of the CCM Funds in the prior comparable period.

The increase in cash used in financing activities of $0.01 million was due to the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended December 31,
	2024		2023
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$9,061	93.3%	$5,665	92.2%
Shareholder service fees	647	6.7	479	7.8
Total revenue	9,708	100.0	6,144	100.0
Operating expenses
Compensation and benefits	2,766	28.5	1,866	30.4
General and administrative	1,653	17.0	1,724	28.1
Fund distribution and other	265	2.7	149	2.4
Sub-advisory fees	1,133	11.7	911	14.8
Depreciation	61	0.6	69	1.1
Total operating expenses	5,878	60.5	4,719	76.8
Net operating income	3,830	39.5	1,425	23.2
Interest income	(709)	(7.3)	(786)	(12.8)
Interest expense	572	5.9	567	9.2
Income before income tax expense	3,967	40.9	1,644	26.8
Income tax expense	1,133	11.7	444	7.3
Net income	$2,834	29.2%	$1,200	19.5%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, total revenue increased by 58.0%, from $6.1 million to $9.7 million, investment advisory fees increased by 59.9%, from $5.7 million to $9.1 million, and shareholder service fees increased by 35.1%, from $0.5 million to $0.6 million.

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

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2024, was $4.8 billion, which represents an increase of $1.8 billion, or 58.8%, compared to the three months ended December 31, 2023. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2024, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.7 billion. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2024, was the Hennessy Focus Fund, with $0.7 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of December 31, 2024, was $4.8 billion, an increase of $1.5 billion, or 45.7%, compared to December 31, 2023. The increase in total assets was attributable to net inflows into the Hennessy Funds, market appreciation, and the purchase of the assets related to the management of the CCM Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended December 31, 2024
Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$220 million
Hennessy Cornerstone Growth Fund	40 million
Hennessy Midstream Fund	2 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended December 31, 2024
Fund Name	Amount
Hennessy Focus Fund	$(50) million
Hennessy Japan Fund	(8) million
Hennessy Cornerstone Large Growth Fund	(7) million

Redemptions as a percentage of assets under management decreased from an average of 2.8% per month during the three months ended December 31, 2023, to an average of 2.6% per month during the three months ended December 31, 2024.

Operating Expenses

Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, total operating expenses increased by 24.6%, from $4.7 million to $5.9 million. As a percentage of total revenue, total operating expenses decreased 16.3 percentage points to 60.5%. The dollar value increase in operating expense was due to increases in all expense categories other than general and administrative expense and depreciation expense, which moderately decreased.

Compensation and Benefits Expense: Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, compensation and benefits expense increased by 48.2%, from $1.9 million to $2.8 million. As a percentage of total revenue, compensation and benefits expense decreased 1.9 percentage points to 28.5%. The dollar value increase in compensation and benefit expense was due to an increase in incentive-based compensation in the current period.

General and Administrative Expense: Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, general and administrative expense decreased by 4.1%, from $1.72 million to $1.65 million. As a percentage of total revenue, general and administrative expense decreased 11.1 percentage points to 17.0%. The decrease in general and administrative expense was primarily due to decreased professional services expense, partially offset by increased commission expense on sales of the Hennessy Funds.

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

Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, fund distribution and other expense increased by 77.9%, from $0.1 million to $0.3 million. As a percentage of total revenue, fund distribution and other expense increased 0.3 percentage points to 2.7%. The increase in fund distribution and other expense was primarily due to increased average daily net assets across the Hennessy Funds. Additionally, there was an increase in operating expenses relating to the Hennessy Stance ESG ETF, which had greater average daily net assets in the current period resulting from the purchase of assets related to the management of the CCM Core Impact Fund and subsequent reorganization of such assets into the Hennessy Stance ESG ETF. Such reorganization, which was effective as of February 23, 2024, nearly doubled the average daily net assets of the Hennessy Stance ESG ETF.

Sub-Advisory Fees Expense: Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, sub-advisory fees expense increased by 24.4%, from $0.9 million to $1.1 million. As a percentage of total revenue, sub-advisory fees expense decreased 3.1 percentage points to 11.7%. The dollar value increase in sub-advisory fees expense was due to increased average daily net assets of the sub‑advised Hennessy Funds, including the increase in average daily net assets of the Hennessy Stance ESG ETF as a result of the purchase of assets related to the management of the CCM Core Impact Fund and subsequent reorganization of such assets into the Hennessy Stance ESG ETF.

Depreciation Expense: Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, depreciation expense decreased by 11.6% from $0.07 million to $0.06 million. As a percentage of total revenue, depreciation expense decreased 0.5 percentage points to 0.6%. The decrease in depreciation expense resulted from fewer fixed asset purchases in the current period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, interest income decreased from $0.8 million to $0.7 million. The decrease in interest income resulted from decreased interest rates in the current period.

Interest Expense

Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, interest expense increased from $0.567 million to $0.572 million. The increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, income tax expense increased by 155.2%, from $0.4 million to $1.1 million. The increase in income tax expense was due to increased net operating income, as well as a higher effective income tax rate in the current period due to a greater exposure to state income tax liability based on the location of investors in the Hennessy Funds.

Net Income

Comparing the three months ended December 31, 2023, to the three months ended December 31, 2024, net income increased by 136.2%, from $1.2 million to $2.8 million. The increase in net income was primarily due to increased revenue in the current period.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies and estimates that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2024. There has been no material change to our critical accounting estimates disclosed in such Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2024, filed on February 13, 2025, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 13, 2025	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)