Form 10-Q
period 2025-03-31
HENNESSY ADVISORS INC
filed 2025-05-07
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐         No ☒

As of May 5, 2025, there were 7,785,726 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$67,562	$63,922
Investments in marketable securities, at fair value	11	11
Investment fee income receivable	2,983	2,964
Interest income receivable	234	250
Prepaid expenses	666	817
Other accounts receivable	310	312
Total current assets	71,766	68,276
Property and equipment, net of accumulated depreciation of $1,484 and $1,540, respectively	442	374
Operating lease right-of-use asset	848	1,014
Management contracts	82,295	82,252
Other assets	182	183
Total assets	$155,533	$152,099
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$3,476	$4,441
Operating lease liability	348	332
Income taxes payable	211	181
Total current liabilities	4,035	4,954
Notes payable, net of issuance costs	39,640	39,477
Long-term operating lease liability	516	695
Net deferred income tax liability	16,139	15,662
Total liabilities	60,330	60,788
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,785,550 shares issued and outstanding as of March 31, 2025, and 7,778,335 as of September 30, 2024	23,207	22,592
Retained earnings	71,996	68,719
Total stockholders' equity	95,203	91,311
Total liabilities and stockholders' equity	$155,533	$152,099

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue
Investment advisory fees	$8,673	$6,436	$17,734	$12,101
Shareholder service fees	603	504	1,250	983
Total revenue	9,276	6,940	18,984	13,084
Operating expenses
Compensation and benefits	2,674	2,253	5,440	4,119
General and administrative	1,799	1,464	3,452	3,188
Fund distribution and other	251	201	516	350
Sub-advisory fees	1,032	1,046	2,165	1,957
Depreciation	69	57	130	126
Total operating expenses	5,825	5,021	11,703	9,740
Net operating income	3,451	1,919	7,281	3,344
Interest income	(677)	(771)	(1,386)	(1,557)
Interest expense	572	568	1,144	1,135
Income before income tax expense	3,556	2,122	7,523	3,766
Income tax expense	973	582	2,106	1,026
Net income	$2,583	$1,540	$5,417	$2,740
Earnings per share
Basic	$0.33	$0.20	$0.70	$0.36
Diluted	$0.33	$0.20	$0.69	$0.36
Weighted average shares outstanding
Basic	7,784,225	7,676,099	7,782,152	7,674,134
Diluted	7,912,156	7,700,203	7,890,031	7,684,245
Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2025
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	2,834	2,834
Dividends paid	-	-	(1,070)	(1,070)
Employee and director restricted stock vested	3,294	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(1)	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	213	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,771	18	-	18
Stock-based compensation	-	299	-	299
Balance at December 31, 2024	7,783,612	$22,911	$70,483	$93,394
Net income	-	-	2,583	2,583
Dividends paid	-	-	(1,070)	(1,070)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	164	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,774	20	-	20
Stock-based compensation	-	274	-	274
Balance at March 31, 2025	7,785,550	$23,207	$71,996	$95,203

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2024
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	1,200	1,200
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Stock-based compensation	-	246	-	246
Balance at December 31, 2023	7,673,869	$22,064	$66,097	$88,161
Net income	-	-	1,540	1,540
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,100	8	-	8
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,577	17	-	17
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	669	5	-	5
Stock-based compensation	-	246	-	246
Balance at March 31, 2024	7,678,215	$22,340	$66,582	$88,922

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$5,417	$2,740
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	130	126
Unrealized gain on marketable securities	-	(1)
Change in right-of-use asset and operating lease liability	3	(7)
Amortization of note issuance costs	163	154
Deferred income taxes	477	451
Stock-based compensation	573	492
Change in operating assets and liabilities
Investment fee income receivable	(19)	(510)
Interest income receivable	16	(8)
Prepaid expenses	151	(63)
Other accounts receivable	2	(26)
Other assets	1	(26)
Accrued liabilities and accounts payable	(965)	(827)
Income taxes payable	30	(206)
Net cash provided by operating activities	5,979	2,289
Cash flows from investing activities
Purchases of property and equipment	(198)	(116)
Payments related to management contracts	(43)	(994)
Net cash used in investing activities	(241)	(1,110)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	-	9
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	4	5
Dividend payments	(2,102)	(2,076)
Net cash used in financing activities	(2,098)	(2,062)
Net increase (decrease) in cash and cash equivalents	3,640	(883)
Cash and cash equivalents at the beginning of the period	63,922	60,476
Cash and cash equivalents at the end of the period	$67,562	$59,593
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,599	$781
Cash paid for interest	$981	$981
Dividend reinvestment issued in shares	$38	$34

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2025, the Company’s operating results for the three and six months ended March 31, 2025 and 2024, and the Company’s cash flows for the six months ended March 31, 2025 and 2024. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2024, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2024.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. The fair value of the management contract asset was estimated as of September 30, 2024, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of March 31, 2025, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

In the six months ended March 31, 2025, the Company capitalized $0.04 million in costs related to the pending purchase of assets related to the management of the STF Tactical Growth & Income ETF (Nasdaq: TUGN) and the STF Tactical Growth ETF (Nasdaq: TUG) (together, the “STF ETFs”). See Note 13, “Pending Asset Purchase of the STF ETFs,” for more information.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$65,348	$-	$-	$65,348
Mutual fund investments	11	-	-	11
Total	$65,359	$-	$-	$65,359
Amounts included in:
Cash and cash equivalents	$65,348	$-	$-	$65,348
Investments in marketable securities	11	-	-	11
Total	$65,359	$-	$-	$65,359

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$60,946	$-	$-	$60,946
Mutual fund investments	11	-	-	11
Total	$60,957	$-	$-	$60,957
Amounts included in:
Cash and cash equivalents	$60,946	$-	$-	$60,946
Investments in marketable securities	11	-	-	11
Total	$60,957	$-	$-	$60,957

There were no transfers between levels during the six months ended March 31, 2025, or the year ended September 30, 2024.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $39.8 million as of March 31, 2025, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the fiscal year ended September 30, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the fiscal year ended September 30, 2024. There were no other long‑term operating leases as of March 31, 2025.

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

March 31, 2025
(In thousands, except years and percentages)
Operating lease right-of-use assets	$848
Current operating lease liability	$348
Long-term operating lease liability	$516
Weighted average remaining lease term	2.3
Weighted average discount rate	6.15%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

March 31, 2025
(In thousands)
Remainder of fiscal year 2025	$193
Fiscal year 2026	395
Fiscal year 2027	338
Total undiscounted cash flows	926
Present value discount	(62)
Total operating lease liabilities	$864

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	March 31, 2025	September 30, 2024
	(In thousands)
Accrued bonus liabilities	$2,187	$2,943
Accrued sub-advisor fees	341	376
Other accrued expenses	948	1,122
Total accrued liabilities and accounts payable	$3,476	$4,441

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the six months ended March 31, 2025 and 2024, were 28.0% and 27.2%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Stance ESG ETF. Such contractual expense ratio limitations will expire February 28, 2026, unless extended. Total fees waived during the six months ended March 31, 2025 and March 31, 2024, were $0.09 million and $0.08 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Six Months Ended March 31, 2025
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	387,694	$7.63
Granted	-	-
Vested	(3,294)	7.63
Forfeited	-	-
Non-vested balance at end of period	384,400	$7.63

Additional information related to RSUs is as follows:

March 31, 2025
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,289
Weighted average remaining years to expense for RSUs	2.7

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 3,922 and 7,116 shares of common stock during the six months ended March 31, 2025 and 2024, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,517,046 remained available for issuance as of March 31, 2025.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2025.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted average common stock outstanding, basic	7,784,225	7,676,099
Dilutive impact of RSUs	127,931	24,104
Weighted average common stock outstanding, diluted	7,912,156	7,700,203

	Six Months Ended March 31,
	2025	2024
Weighted average common stock outstanding, basic	7,782,152	7,674,134
Dilutive impact of RSUs	107,879	10,111
Weighted average common stock outstanding, diluted	7,890,031	7,684,245

For the three months ended March 31, 2025 and 2024, the Company excluded 0 and 176,809 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. For the six months ended March 31, 2025 and 2024, the Company excluded 0 and 222,496 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on March 6, 2025, to shareholders of record as of February 24, 2025.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is required to adopt this standard in its 10-K filing for fiscal year 2025. The Company does not believe adoption of this standard will have a material impact on its financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as amended by ASU 2025-01, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In particular, this amendment requires public business entities to disclose detailed information about specific costs that are presented in commonly referred expense captions, such as general and administrative expenses. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

(13)	Pending Asset Purchase of the STF ETFs

On March 14, 2025, the Company signed a definitive agreement with STF Management, LP to purchase the assets related to the management of the STF ETFs. The Company filed a Current Report on Form 8‑K regarding this announcement on March 14, 2025.

Upon completion of the transaction, the assets related to the STF Tactical Growth & Income ETF are planned to be reorganized into a new series of Hennessy Funds Trust named the Hennessy Tactical Growth and Income ETF and the assets related to the STF Tactical Growth ETF are planned to be reorganized into a new series of Hennessy Funds Trust called the Hennessy Tactical Growth ETF.

The transaction is subject to customary closing conditions, including approval by the STF ETFs’ shareholders. The transaction is expected to close in the third calendar quarter of 2025.

(14)	Subsequent Events

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

On a total return basis, the Dow Jones Industrial Average was up 0.05% for the six months ending March 31, 2025. During the most recent quarter, equity prices decreased modestly as investor thoughts turned toward the potential effects of dramatic cuts in government employment. With the economy contracting slightly in the recent quarter and tariffs causing increased uncertainty, the market is now pricing in between three and four rate cuts by the Federal Reserve by the end of 2025, according to Bloomberg. Investors appear to be anticipating a softening economy. The announced yet fluctuating tariffs appear to have further confounded investors as both the scope and timing of these levies has been in flux.

Long-term U.S. bond yields decreased during the three months ended March 31, 2025. Inflation remains above the Federal Reserve’s 2% inflation goal. Projections compiled by Bloomberg estimate that the Consumer Price Index will advance by 3.2% in 2025 after increasing by 3.0% in 2024. Even in 2027, the estimate for CPI only moderates to 2.4% growth. With this being the case, we expect investors will be focused on the implications for a slowdown in economic activity as the full weight of government and corporate layoffs and tariffs continue to be digested by the market.

The Japanese equity market was down 2.62% in U.S. dollar terms over the six months ended March 31, 2025, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded lower as corporate reforms and low inflation have driven returns on equity to four-decade highs.

For the twelve months ending March 31, 2025, 13 of 17 Hennessy Funds generated positive total returns, with three of the four that were negative being down less than 1%. In addition, for the three‑year period ending March 31, 2025, all 17 Hennessy Funds posted positive annualized total returns. Lastly, over the longer term, the 16 Hennessy Funds with over five and ten years of operating history all posted positive returns in the five- and ten-year periods ended March 31, 2025.

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

We provide service to nearly 200,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,100 financial advisors who utilize the Hennessy Funds on behalf of their clients, including roughly 500 who purchased one of our Funds for the first time during the most recent quarter. Approximately 18% of such advisors own two or more Hennessy Funds, and over 650 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of March 31, 2025, was $4.3 billion, an increase of $0.4 billion, or 10.5%, compared to March 31, 2024. The increase in total assets was attributable to net inflows into the Hennessy Funds, market appreciation, and the purchase of the assets related to the management of the CCM Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since the quarter ended March 31, 2024:

	Fiscal Quarter Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(In thousands)
Beginning assets under management	$4,778,982	$4,642,363	$4,027,831	$3,852,602	$3,280,372
Acquisition inflows	-	-	-	-	59,220
Organic inflows	411,904	544,985	458,284	434,967	434,435
Redemptions	(786,936)	(375,276)	(273,406)	(256,726)	(222,001)
Market appreciation (depreciation)	(148,260)	(33,090)	429,654	(3,012)	300,576
Ending assets under management	$4,255,690	$4,778,982	$4,642,363	$4,027,831	$3,852,602

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since the quarter ended March 31, 2024:

	Fiscal Quarter Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,443,179	$2,570,073	$2,373,526	$2,182,858	$2,026,028
Institutional Class	2,204,908	2,150,654	1,875,008	1,595,824	1,347,491
Hennessy Stance ESG ETF	98,293	103,324	107,740	114,450	86,377
Average assets under management	$4,746,380	$4,824,051	$4,356,274	$3,893,132	$3,459,896

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of March 31, 2025, this asset had a net balance of $82.3 million, unchanged since September 30, 2024.

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

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2025, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes mature on December 31, 2026, and may now be redeemed in whole or in part at any time or from time to time at our option.

Our total assets under management as of March 31, 2025, was $4.3 billion, an increase of $0.4 billion, or 10.5%, compared to March 31, 2024. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2025, was $4.8 billion, an increase of $1.5 billion, or 47.3%, compared to the six months ended March 31, 2024. As of March 31, 2025, we had cash and cash equivalents of $67.6 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Six Months
	Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$5,979	$2,289
Net cash used in investing activities	(241)	(1,110)
Net cash used in financing activities	(2,098)	(2,062)
Net increase (decrease) in cash and cash equivalents	$3,640	$(883)

The increase in cash provided by operating activities of $3.7 million was primarily due to increased net income in the current period.

The decrease in cash used in investing activities of $0.9 million was primarily due to the costs associated with the purchase of assets related to the management of the CCM Funds in the prior comparable period.

The increase in cash used in financing activities of $0.04 million was due to the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2025		2024
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$8,673	93.5%	$6,436	92.7%
Shareholder service fees	603	6.5	504	7.3
Total revenue	9,276	100.0	6,940	100.0
Operating expenses
Compensation and benefits	2,674	28.8	2,253	32.5
General and administrative	1,799	19.5	1,464	21.1
Fund distribution and other	251	2.7	201	2.9
Sub-advisory fees	1,032	11.1	1,046	15.1
Depreciation	69	0.7	57	0.7
Total operating expenses	5,825	62.8	5,021	72.3
Net operating income	3,451	37.2	1,919	27.7
Interest income	(677)	(7.3)	(771)	(11.1)
Interest expense	572	6.2	568	8.2
Income before income tax expense	3,556	38.3	2,122	30.6
Income tax expense	973	10.5	582	8.4
Net income	$2,583	27.8%	$1,540	22.2%

	Six Months Ended March 31,
	2025		2024
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$17,734	93.4%	$12,101	92.5%
Shareholder service fees	1,250	6.6	983	7.5
Total revenue	18,984	100.0	13,084	100.0
Operating expenses
Compensation and benefits	5,440	28.7	4,119	31.4
General and administrative	3,452	18.2	3,188	24.4
Fund distribution and other	516	2.7	350	2.7
Sub-advisory fees	2,165	11.4	1,957	15.0
Depreciation	130	0.7	126	0.9
Total operating expenses	11,703	61.6	9,740	74.4
Net operating income	7,281	38.4	3,344	25.6
Interest income	(1,386)	(7.3)	(1,557)	(11.9)
Interest expense	1,144	6.0	1,135	8.7
Income before income tax expense	7,523	39.6	3,766	28.8
Income tax expense	2,106	11.1	1,026	7.9
Net income	$5,417	28.5%	$2,740	20.9%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, total revenue increased by 33.7%, from $6.9 million to $9.3 million, investment advisory fees increased by 34.8%, from $6.4 million to $8.7 million, and shareholder service fees increased by 19.6%, from $0.5 million to $0.6 million. Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, total revenue increased by 45.1%, from $13.1 million to $19.0 million, investment advisory fees increased by 46.5%, from $12.1 million to $17.7 million, and shareholder service fees increased by 27.2%, from $1.0 million to $1.3 million.

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

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2025, was $4.7 billion, which represents an increase of $1.3 billion, or 37.2%, compared to the three months ended March 31, 2024, and average daily net assets of the Hennessy Funds for the six months ended March 31, 2025, was $4.8 billion, which represents an increase of $1.5 billion, or 47.3%, compared to the six months ended March 31, 2024. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2025, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.7 billion for both periods. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2025, was the Hennessy Focus Fund, with $0.6 billion for both periods. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of March 31, 2025, was $4.3 billion, an increase of $0.4 billion, or 10.5%, compared to March 31, 2024. The increase in total assets was attributable to net inflows into the Hennessy Funds, market appreciation, and the purchase of the assets related to the management of the CCM Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
Fund Name	Amount	Fund Name	Amount
Hennessy Midstream Fund	$3 million	Hennessy Cornerstone Mid Cap 30 Fund	$49 million
Hennessy Energy Transition Fund	1 million	Hennessy Midstream Fund	6 million
Hennessy Balanced Fund	0.5 million	Hennessy Balanced Fund	0.01 million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended March 31, 2025		Six Months Ended March 31, 2025
Fund Name	Amount	Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$(171) million	Hennessy Focus Fund	$(157) million
Hennessy Focus Fund	(107) million	Hennessy Small Cap Financial Fund	(23) million
Hennessy Cornerstone Growth Fund	(42) million	Hennessy Gas Utility Fund	(22) million

Redemptions as a percentage of assets under management increased from an average of 2.2% per month during the three months ended March 31, 2024, to an average of 5.5% per month during the three months ended March 31, 2025. Redemptions as a percentage of assets under management decreased from an average of 2.5% per month during the six months ended March 31, 2024, to an average of 4.0% per month during the six months ended March 31, 2025.

Operating Expenses

Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, total operating expenses increased by 16.0%, from $5.0 million to $5.8 million. As a percentage of total revenue, total operating expenses decreased 9.5 percentage points to 62.8%. The dollar value increase in operating expenses was due to increases in all expense categories other than sub-advisory fee expense, which moderately decreased.

Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, total operating expenses increased by 20.2%, from $9.7 million to $11.7 million. As a percentage of total revenue, total operating expenses decreased 12.8 percentage points to 61.6%. The dollar value increase in operating expenses was due to increases in all expense categories.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, compensation and benefits expense increased by 18.7%, from $2.3 million to $2.7 million. As a percentage of total revenue, compensation and benefits expense decreased 3.7 percentage points to 28.8%.

Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, compensation and benefits expense increased by 32.1%, from $4.1 million to $5.4 million. As a percentage of total revenue, compensation and benefits expense decreased 2.7 percentage points to 28.7%.

In both periods, the dollar value increase in compensation and benefit expense was due to an increase in incentive-based compensation in the current period.

General and Administrative Expense: Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, general and administrative expense increased by 22.9%, from $1.5 million to $1.8 million. As a percentage of total revenue, general and administrative expense decreased 1.6 percentage points to 19.5%.

Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, general and administrative expense increased by 8.3%, from $3.2 million to $3.5 million. As a percentage of total revenue, general and administrative expense decreased 6.2 percentage points to 18.2%.

In both periods, the dollar value increase in general and administrative expense was due to increased commission expense on sales of the Hennessy Funds in the current period.

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

Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, fund distribution and other expense increased by 24.9%, from $0.2 million to $0.3 million. As a percentage of total revenue, fund distribution and other expense decreased 0.2 percentage points to 2.7%.

Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, fund distribution and other expense increased by 47.4%, from $0.4 million to $0.5 million. As a percentage of total revenue, fund distribution and other expense remained the same at 2.7%.

In both periods, the dollar value increase in fund distribution and other expense was primarily due to increased average daily net assets across the Hennessy Funds.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, sub-advisory fees expense decreased by 1.3%, from $1.05 million to $1.03 million. As a percentage of total revenue, sub-advisory fees expense decreased 4.0 percentage points to 11.1%. The decrease in sub-advisory fees expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds.

Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, sub-advisory fees expense increased by 10.6%, from $2.0 million to $2.2 million. As a percentage of total revenue, sub-advisory fees expense decreased 3.6 percentage points to 11.4%. The dollar value increase in sub-advisory fees expense was due to increased average daily net assets of the sub‑advised Hennessy Funds.

Depreciation Expense: Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, depreciation expense increased by 21.1% from $0.06 million to $0.07 million. As a percentage of total revenue, depreciation expense remained the same at 0.7%.

Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, depreciation expense increased by 3.2% from $0.126 million to $0.130 million. As a percentage of total revenue, depreciation expense decreased 0.2 percentage points to 0.7%.

The dollar value increase in depreciation expense in both periods resulted from more fixed asset purchases in the current period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, interest income decreased from $0.8 million to $0.7 million. Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, interest income decreased from $1.6 million to $1.4 million. In both periods, the decrease in interest income resulted from decreased interest rates in the current period.

Interest Expense

Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, interest expense increased from $0.568 million to $0.572 million. Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, interest expense increased from $1.135 million to $1.144 million. In both periods, the increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, income tax expense increased by 67.2%, from $0.6 million to $1.0 million. Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, income tax expense increased by 105.3%, from $1.0 million to $2.1 million. In both periods, the increase in income tax expense was due to increased net operating income, as well as a higher effective income tax rate in the current period due to a greater exposure to state income tax liability based on the location of investors in the Hennessy Funds.

Net Income

Comparing the three months ended March 31, 2024, to the three months ended March 31, 2025, net income increased by 67.7%, from $1.5 million to $2.6 million. Comparing the six months ended March 31, 2024, to the six months ended March 31, 2025, net income increased by 97.7%, from $2.7 million to $5.4 million. In both periods, the increase in net income was primarily due to increased revenue in the current period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.         Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2025, filed on May 7, 2025, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 7, 2025	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)