Form 10-Q
period 2025-06-30
HENNESSY ADVISORS INC
filed 2025-08-06
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐         No ☒

As of August 4, 2025, there were 7,787,560 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$70,319	$63,922
Investments in marketable securities, at fair value	11	11
Investment fee income receivable	2,723	2,964
Interest income receivable	226	250
Prepaid expenses	559	817
Other accounts receivable	349	312
Total current assets	74,187	68,276
Property and equipment, net of accumulated depreciation of $1,558 and $1,540, respectively	435	374
Operating lease right-of-use asset	763	1,014
Management contracts	82,438	82,252
Other assets	182	183
Total assets	$158,005	$152,099
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$4,157	$4,441
Operating lease liability	356	332
Income taxes payable	250	181
Total current liabilities	4,763	4,954
Notes payable, net of issuance costs	39,723	39,477
Long-term operating lease liability	425	695
Net deferred income tax liability	16,544	15,662
Total liabilities	61,455	60,788
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,787,494 shares issued and outstanding as of June 30, 2025, and 7,778,335 as of September 30, 2024	23,504	22,592
Retained earnings	73,046	68,719
Total stockholders' equity	96,550	91,311
Total liabilities and stockholders' equity	$158,005	$152,099

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue
Investment advisory fees	$7,508	$7,242	$25,242	$19,343
Shareholder service fees	546	542	1,796	1,525
Total revenue	8,054	7,784	27,038	20,868
Operating expenses
Compensation and benefits	2,505	2,274	7,945	6,393
General and administrative	1,433	1,557	4,885	4,745
Fund distribution and other	252	228	768	578
Sub-advisory fees	941	1,081	3,106	3,038
Depreciation	74	59	204	185
Total operating expenses	5,205	5,199	16,908	14,939
Net operating income	2,849	2,585	10,130	5,929
Interest income	(686)	(772)	(2,072)	(2,329)
Interest expense	574	569	1,718	1,704
Income before income tax expense	2,961	2,788	10,484	6,554
Income tax expense	840	759	2,946	1,785
Net income	$2,121	$2,029	$7,538	$4,769
Earnings per share
Basic	$0.27	$0.26	$0.97	$0.62
Diluted	$0.26	$0.26	$0.95	$0.62
Weighted average shares outstanding
Basic	7,786,191	7,679,212	7,783,445	7,675,821
Diluted	7,960,872	7,732,068	7,939,553	7,698,987
Cash dividends declared per share	$0.14	$0.14	$0.41	$0.41

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2025
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	2,834	2,834
Dividends paid	-	-	(1,070)	(1,070)
Employee and director restricted stock vested	3,294	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(1)	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	213	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,771	18	-	18
Stock-based compensation	-	299	-	299
Balance at December 31, 2024	7,783,612	$22,911	$70,483	$93,394
Net income	-	-	2,583	2,583
Dividends paid	-	-	(1,070)	(1,070)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	164	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,774	20	-	20
Stock-based compensation	-	274	-	274
Balance at March 31, 2025	7,785,550	$23,207	$71,996	$95,203
Net income	-	-	2,121	2,121
Dividends paid	-	-	(1,071)	(1,071)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	212	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,732	20	-	20
Stock-based compensation	-	275	-	275
Balance at June 30, 2025	7,787,494	$23,504	$73,046	$96,550

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2024
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	1,200	1,200
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	145	1	-	1
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Stock-based compensation	-	246	-	246
Balance at December 31, 2023	7,673,869	$22,064	$66,097	$88,161
Net income	-	-	1,540	1,540
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,100	8	-	8
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	669	5	-	5
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,577	17	-	17
Stock-based compensation	-	246	-	246
Balance at March 31, 2024	7,678,215	$22,340	$66,582	$88,922
Net income	-	-	2,029	2,029
Dividends paid	-	-	(1,055)	(1,055)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	392	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,400	18	-	18
Stock-based compensation	-	247	-	247
Balance at June 30, 2024	7,681,007	22,607	67,556	90,163

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$7,538	$4,769
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	204	185
Unrealized gain on marketable securities	-	(1)
Change in right-of-use asset and operating lease liability	5	(5)
Amortization of note issuance costs	246	233
Deferred income taxes	882	735
Stock-based compensation	848	739
Change in operating assets and liabilities
Investment fee income receivable	241	(584)
Interest income receivable	24	(2)
Prepaid expenses	258	279
Other accounts receivable	(37)	(47)
Other assets	1	(27)
Accrued liabilities and accounts payable	(284)	(170)
Income taxes payable	69	(263)
Net cash provided by operating activities	9,995	5,841
Cash flows from investing activities
Purchases of property and equipment	(265)	(213)
Payments related to management contracts	(186)	(990)
Net cash used in investing activities	(451)	(1,203)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	-	9
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	6	7
Dividend payments	(3,153)	(3,113)
Net cash used in financing activities	(3,147)	(3,097)
Net increase in cash and cash equivalents	6,397	1,541
Cash and cash equivalents at the beginning of the period	63,922	60,476
Cash and cash equivalents at the end of the period	$70,319	$62,017
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,995	$1,314
Cash paid for interest	$1,472	$1,472
Dividend reinvestment issued in shares	$58	$52

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2024, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2025, the Company’s operating results for the three and nine months ended June 30, 2025 and 2024, and the Company’s cash flows for the nine months ended June 30, 2025 and 2024. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2024, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2024.

The preparation of financial statements requires management to make estimates and assumptions. Making estimates requires management to exercise significant judgment. Accordingly, the actual results could differ substantially from those estimates.

The Company’s operating activities consist primarily of providing investment advisory services to 16 open-end mutual funds and one exchange‑traded fund (“ETF”) branded as the Hennessy Funds. The Company serves as the investment advisor to all classes of the Hennessy Cornerstone Growth Fund, the Hennessy Focus Fund, the Hennessy Cornerstone Mid Cap 30 Fund, the Hennessy Cornerstone Large Growth Fund, the Hennessy Cornerstone Value Fund, the Hennessy Total Return Fund, the Hennessy Equity and Income Fund, the Hennessy Balanced Fund, the Hennessy Energy Transition Fund, the Hennessy Midstream Fund, the Hennessy Gas Utility Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund (collectively, the “Hennessy Mutual Funds”), as well as to the Hennessy Sustainable ETF. The Company also provides shareholder services to investors in the Hennessy Mutual Funds.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. The fair value of the management contract asset was estimated as of September 30, 2024, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of June 30, 2025, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

The Company completed its most recent asset purchases on  November 10, 2023, and February 23, 2024, when it purchased assets related to the management of the CCM Small/Mid-Cap Impact Value Fund and the CCM Core Impact Equity Fund (each, a “CCM Fund,” and together, the “CCM Funds”), respectively. These asset purchases added approximately $12 million and $59 million to the Company’s assets under management at the time of closing with respect to the CCM Small/Mid-Cap Impact Value Fund and the CCM Core Impact Equity Fund, respectively. Each purchase was consummated in accordance with the terms and conditions of that certain Transaction Agreement, dated as of April 26, 2023, between the Company and Community Capital Management, LLC. Upon completion of each transaction, the assets of the applicable CCM Fund were reorganized into the Hennessy Sustainable ETF.

In the nine months ended June 30, 2025, the Company capitalized $0.2 million in costs associated with the pending purchase of assets related to the management of the STF Tactical Growth & Income ETF (Nasdaq: TUGN) and the STF Tactical Growth ETF (Nasdaq: TUG) (together, the “STF ETFs”). See Note 13, “Pending Asset Purchase of the STF ETFs,” for more information.

(3)	Investment Advisory Agreements

The Company has investment advisory agreements with Hennessy Funds Trust under which it provides investment advisory services to all classes of the 16 Hennessy Mutual Funds and the Hennessy Sustainable ETF.

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

The Company has entered into sub-advisory agreements for the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Japan Fund, the Hennessy Japan Small Cap Fund, and the Hennessy Sustainable ETF. Under each of these sub-advisory agreements, the sub‑advisor is responsible for the investment and reinvestments of the assets of the applicable Hennessy Fund in accordance with the terms of such agreement and the applicable Hennessy Fund’s Prospectus and Statement of Additional Information. The sub‑advisors are subject to the direction, supervision, and control of the Company and the Funds’ Board of Trustees. The sub‑advisory agreements must be renewed annually (except in limited circumstances) in the same manner as, and are subject to the same termination provisions as, the investment advisory agreements.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$66,042	$-	$-	$66,042
Mutual fund investments	11	-	-	11
Total	$66,053	$-	$-	$66,053
Amounts included in:
Cash and cash equivalents	$66,042	$-	$-	$66,042
Investments in marketable securities	11	-	-	11
Total	$66,053	$-	$-	$66,053

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$60,946	$-	$-	$60,946
Mutual fund investments	11	-	-	11
Total	$60,957	$-	$-	$60,957
Amounts included in:
Cash and cash equivalents	$60,946	$-	$-	$60,946
Investments in marketable securities	11	-	-	11
Total	$60,957	$-	$-	$60,957

There were no transfers between levels during the nine months ended June 30, 2025, or the year ended September 30, 2024.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $39.8 million as of June 30, 2025, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the fiscal year ended September 30, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the fiscal year ended September 30, 2024. There were no other long‑term operating leases as of June 30, 2025.

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

June 30, 2025
(In thousands, except years and percentages)
Operating lease right-of-use assets	$763
Current operating lease liability	$356
Long-term operating lease liability	$425
Weighted average remaining lease term	2.1
Weighted average discount rate	6.15%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

June 30, 2025
(In thousands)
Remainder of fiscal year 2025	$97
Fiscal year 2026	395
Fiscal year 2027	338
Total undiscounted cash flows	830
Present value discount	(49)
Total operating lease liabilities	$781

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	June 30, 2025	September 30, 2024
	(In thousands)
Accrued bonus liabilities	$2,925	$2,943
Accrued sub-advisor fees	322	376
Other accrued expenses	910	1,122
Total accrued liabilities and accounts payable	$4,157	$4,441

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the nine months ended June 30, 2025 and 2024, were 28.1% and 27.2%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF. Such contractual expense ratio limitations will expire February 28, 2026, unless extended. Total fees waived during the nine months ended June 30, 2025 and June 30, 2024, were $0.1 million in each period. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2025
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	379,569	$7.64
Granted	-	-
Vested	(3,294)	7.63
Forfeited	-	-
Non-vested balance at end of period	376,275	$7.64

Additional information related to RSUs is as follows:

June 30, 2025
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,017
Weighted average remaining years to expense for RSUs	1.3

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 5,866 and 9,908 shares of common stock during the nine months ended June 30, 2025 and 2024, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,515,102 remained available for issuance as of June 30, 2025.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2025.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended June 30,
	2025	2024
Weighted average common stock outstanding, basic	7,786,191	7,679,212
Dilutive impact of RSUs	174,681	52,856
Weighted average common stock outstanding, diluted	7,960,872	7,732,068

	Nine Months Ended June 30,
	2025	2024
Weighted average common stock outstanding, basic	7,783,445	7,675,821
Dilutive impact of RSUs	156,108	23,166
Weighted average common stock outstanding, diluted	7,939,553	7,698,987

For the three months ended June 30, 2025 and 2024, the Company did not exclude common stock equivalents from the diluted earnings per share calculations. For the nine months ended June 30, 2025 and 2024, the Company excluded 0 and 177,653 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. The excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on June 4, 2025, to shareholders of record as of May 20, 2025.

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

On a total return basis, the Dow Jones Industrial Average was up 5.52% for the nine months ended June 30, 2025. During the most recent quarter, equity prices increased after an early April dip triggered by “Liberation Day” tariff fears. Expectations that the U.S. economy may be slowing has prompted investors to look toward the prospect of the Federal Reserve cutting interest rates this year. This expectation likely contributed to the market’s strong resurgence. Stock market gains were driven in large part by the rebound in mega-cap technology and artificial intelligence names in the communication services and information technology sectors. While the prospect of tariff skirmishes still lingers, investors have been heartened by the softening of rhetoric of late and the idea that initial threats have turned into negotiations with other countries.

Long-term U.S. bond yields were close to flat during the three months ended June 30, 2025. Inflation remains above the Federal Reserve’s 2% inflation goal. Projections compiled by Bloomberg estimate that the Consumer Price Index will advance by 2.9% in 2025 after increasing by 3.0% in 2024. Even in 2027, the estimate for CPI only moderates to 2.4% growth. With this being the case, we expect investors will be focused on the implications for a slowdown in economic activity as the full weight of government and corporate layoffs and tariffs continue to be digested by the market. According to Bloomberg, Federal Funds futures are currently pricing in approximately two interest rate cuts in 2025.

The Japanese equity market was up 8.40% in U.S. dollar terms over the nine months ended June 30, 2025, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as global trade tension eased considerably during the most recent quarter.

For the twelve months ended June 30, 2025, all 17 Hennessy Funds generated positive total returns. In addition, for the three‑year period ending June 30, 2025, all 17 Hennessy Funds posted positive annualized total returns. Lastly, over the longer term, the 16 Hennessy Funds with over five and ten years of operating history all posted positive returns in the five- and ten-year periods ended June 30, 2025.

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

We provide service to nearly 190,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,100 financial advisors who utilize the Hennessy Funds on behalf of their clients, including roughly 300 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and over 700 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of June 30, 2025, was $4.3 billion, an increase of $0.3 billion, or 6.3%, compared to June 30, 2024. The increase in total assets was attributable to market appreciation, partly offset by net outflows from the Hennessy Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since the quarter ended June 30, 2024:

	Fiscal Quarter Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(In thousands)
Beginning assets under management	$4,255,690	$4,778,982	$4,642,363	$4,027,831	$3,852,602
Acquisition inflows	-	-	-	-	-
Organic inflows	230,592	411,904	544,985	458,284	434,967
Redemptions	(451,681)	(786,936)	(375,276)	(273,406)	(256,726)
Market appreciation (depreciation)	245,404	(148,260)	(33,090)	429,654	(3,012)
Ending assets under management	$4,280,005	$4,255,690	$4,778,982	$4,642,363	$4,027,831

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since the quarter ended June 30, 2024:

	Fiscal Quarter Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,192,046	$2,443,179	$2,570,073	$2,373,526	$2,182,858
Institutional Class	1,818,345	2,204,908	2,150,654	1,875,008	1,595,824
Hennessy Sustainable ETF	88,393	98,293	103,324	107,740	114,450
Average assets under management	$4,098,784	$4,746,380	$4,824,051	$4,356,274	$3,893,132

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of June 30, 2025, this asset had a net balance of $82.4 million, compared to $82.3 million as of September 30, 2024. The increase was due to costs associated with the pending purchase of assets related to the management of the STF ETFs.

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

The 2026 Notes are the principal liability on our balance sheet at $39.7 million, net of issuance costs.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2025, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes mature on December 31, 2026, and may now be redeemed in whole or in part at any time or from time to time at our option.

Our total assets under management as of June 30, 2025, was $4.3 billion, an increase of $0.3 billion, or 6.3%, compared to June 30, 2024. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2025, was $4.6 billion, an increase of $1.1 billion, or 31.6%, compared to the nine months ended June 30, 2024. As of June 30, 2025, we had cash and cash equivalents of $70.3 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Nine Months
	Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$9,995	$5,841
Net cash used in investing activities	(451)	(1,203)
Net cash used in financing activities	(3,147)	(3,097)
Net increase in cash and cash equivalents	$6,397	$1,541

The increase in cash provided by operating activities of $4.2 million was primarily due to increased net income in the current period.

The decrease in cash used in investing activities of $0.8 million was primarily due to the costs associated with the purchase of assets related to the management of the CCM Funds in the prior comparable period.

The increase in cash used in financing activities of $0.05 million was due to the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2025		2024
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,508	93.2%	$7,242	93.0%
Shareholder service fees	546	6.8	542	7.0
Total revenue	8,054	100.0	7,784	100.0
Operating expenses
Compensation and benefits	2,505	31.1	2,274	29.2
General and administrative	1,433	17.8	1,557	20.0
Fund distribution and other	252	3.1	228	2.9
Sub-advisory fees	941	11.7	1,081	13.9
Depreciation	74	0.9	59	0.8
Total operating expenses	5,205	64.6	5,199	66.8
Net operating income	2,849	35.4	2,585	33.2
Interest income	(686)	(8.5)	(772)	(9.9)
Interest expense	574	7.1	569	7.3
Income before income tax expense	2,961	36.8	2,788	35.8
Income tax expense	840	10.5	759	9.7
Net income	$2,121	26.3%	$2,029	26.1%

	Nine Months Ended June 30,
	2025		2024
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$25,242	93.4%	$19,343	92.7%
Shareholder service fees	1,796	6.6	1,525	7.3
Total revenue	27,038	100.0	20,868	100.0
Operating expenses
Compensation and benefits	7,945	29.4	6,393	30.6
General and administrative	4,885	18.1	4,745	22.7
Fund distribution and other	768	2.8	578	2.8
Sub-advisory fees	3,106	11.4	3,038	14.6
Depreciation	204	0.8	185	0.9
Total operating expenses	16,908	62.5	14,939	71.6
Net operating income	10,130	37.5	5,929	28.4
Interest income	(2,072)	(7.7)	(2,329)	(11.2)
Interest expense	1,718	6.4	1,704	8.2
Income before income tax expense	10,484	38.8	6,554	31.4
Income tax expense	2,946	10.9	1,785	8.5
Net income	$7,538	27.9%	$4,769	22.9%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, total revenue increased by 3.5%, from $7.8 million to $8.1 million, investment advisory fees increased by 3.7%, from $7.2 million to $7.5 million, and shareholder service fees increased by 0.7%, from $0.54 million to $0.55 million. Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, total revenue increased by 29.6%, from $20.9 million to $27.0 million, investment advisory fees increased by 30.5%, from $19.3 million to $25.2 million, and shareholder service fees increased by 17.8%, from $1.5 million to $1.8 million.

In each period, the increase in investment advisory fees was due mainly to increased average daily net assets of the Hennessy Funds, and the increase in shareholder service fees was due to an increase in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2025, was $4.1 billion, which represents an increase of $0.2 billion, or 5.3%, compared to the three months ended June 30, 2024, and average daily net assets of the Hennessy Funds for the nine months ended June 30, 2025, was $4.6 billion, which represents an increase of $1.1 billion, or 31.6%, compared to the nine months ended June 30, 2024. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2025 was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.3 billion and $1.6 billion, respectively. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2025 was the Hennessy Gas Utility Fund, with $0.5 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2025 was the Hennessy Focus Fund, with $0.6 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of June 30, 2025, was $4.3 billion, an increase of $0.3 billion, or 6.3%, compared to June 30, 2024. The increase in total assets was attributable to market appreciation, partly offset by net outflows from the Hennessy Funds.

The Hennessy Funds with the three largest amounts of net inflows were as follows:

Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
Fund Name	Amount		Fund Name	Amount
Hennessy Cornerstone Growth Fund	$11	million	Hennessy Cornerstone Growth Fund	$8	million
Hennessy Gas Utility Fund	2	million	Hennessy Midstream Fund	4	million
Hennessy Balanced Fund	0.05	million	Hennessy Balanced Fund	0.01	million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
Fund Name	Amount		Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$(171)	million	Hennessy Focus Fund	$(182)	million
Hennessy Focus Fund	(25)	million	Hennessy Cornerstone Mid Cap 30 Fund	(122)	million
Hennessy Japan Fund	(12)	million	Hennessy Small Cap Financial Fund	(26)	million

Redemptions as a percentage of assets under management increased from an average of 2.2% per month during the three months ended June 30, 2024, to an average of 3.6% per month during the three months ended June 30, 2025. Redemptions as a percentage of assets under management increased from an average of 2.4% per month during the nine months ended June 30, 2024, to an average of 3.9% per month during the nine months ended June 30, 2025.

Operating Expenses

Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, total operating expenses remained the same at $5.2 million. As a percentage of total revenue, total operating expenses decreased 2.2 percentage points to 64.6%. The flat dollar value in operating expenses was due to increases in the compensation and benefits, fund distribution and other, and depreciation expense categories offset by decreases in the sub-advisory fees and general and administrative expense categories.

Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, total operating expenses increased by 13.2%, from $14.9 million to $16.9 million. As a percentage of total revenue, total operating expenses decreased 9.1 percentage points to 62.5%. The dollar value increase in operating expenses was due to increases in all expense categories.

Compensation and Benefits Expense: Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, compensation and benefits expense increased by 10.2%, from $2.3 million to $2.5 million. As a percentage of total revenue, compensation and benefits expense increased 1.9 percentage points to 31.1%.

Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, compensation and benefits expense increased by 24.3%, from $6.4 million to $7.9 million. As a percentage of total revenue, compensation and benefits expense decreased 1.1 percentage points to 29.4%.

In each period, the dollar value increase in compensation and benefit expense was due to an increase in incentive-based compensation in the current period.

General and Administrative Expense: Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, general and administrative expense decreased by 8.0%, from $1.6 million to $1.4 million. As a percentage of total revenue, general and administrative expense decreased 2.1 percentage points to 17.8%. The decrease was primarily due to decreased commission expense on sales of the Hennessy Funds in the current period.

Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, general and administrative expense increased by 3.0%, from $4.7 million to $4.9 million. As a percentage of total revenue, general and administrative expense decreased 4.6 percentage points to 18.1%. The dollar value increase was primarily due to increased outside services expense in the current period.

Fund Distribution and Other Expense: Fund distribution and other expense consists primarily of financial institution fees incurred by us for distribution of the Hennessy Funds and also for the operations of the Hennessy Sustainable ETF. Fund distribution and other expense does not include sub‑advisory fees, which are shown separately.

The distribution component of fund distribution and other expense consists of fees paid to various financial institutions that offer the Hennessy Funds as potential investments to their clients. When the Hennessy Funds are purchased through one of these financial institutions, the institution typically charges an asset‑based fee, which is recorded as a fund distribution expense on our statement of operations to the extent paid by us. The Hennessy Mutual Funds, but not the Hennessy Sustainable ETF, may be purchased directly and when purchased directly, we do not incur any such expense. These fees generally increase or decrease in line with the net assets of the Hennessy Funds held through these financial institutions, which are affected by inflows, outflows, and fund performance. In addition, some financial institutions charge a minimum fee if the average daily net assets of a Hennessy Fund held by such an institution are less than a threshold amount. In such cases, we pay the minimum fee.

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

The other component of fund distribution and other expense consists of fees incurred by us for the operations of the Hennessy Sustainable ETF. We receive a unitary investment advisory fee from the Hennessy Sustainable ETF and then pay all of its operating expenses (with limited exceptions), including fund administration, fund accounting, transfer agency, custody, licensing, audit, and tax services.

Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, fund distribution and other expense increased by 10.5%, from $0.2 million to $0.3 million. As a percentage of total revenue, fund distribution and other expense increased 0.2 percentage points to 3.1%.

Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, fund distribution and other expense increased by 32.9%, from $0.6 million to $0.8 million. As a percentage of total revenue, fund distribution and other expense remained the same at 2.8%.

In each period, the increase in fund distribution and other expense was primarily due to increased average daily net assets across the Hennessy Funds in the current period.

Sub-Advisory Fees Expense: Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, sub-advisory fees expense decreased by 13.0%, from $1.1 million to $0.9 million. As a percentage of total revenue, sub-advisory fees expense decreased 2.2 percentage points to 11.7%. The decrease in sub-advisory fees expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds in the current period.

Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, sub-advisory fees expense increased by 2.2%, from $3.0 million to $3.1 million. As a percentage of total revenue, sub-advisory fees expense decreased 3.2 percentage points to 11.4%. The dollar value increase in sub-advisory fees expense was due to increased average daily net assets of the sub‑advised Hennessy Funds in the current period.

Depreciation Expense: Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, depreciation expense increased by 25.4% from $0.06 million to $0.07 million. As a percentage of total revenue, depreciation expense increased 0.1 percentage points to 0.9%.

Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, depreciation expense increased by 10.3% from $0.19 million to $0.20 million. As a percentage of total revenue, depreciation expense decreased 0.1 percentage points to 0.8%.

In each period, the dollar value increase in depreciation expense resulted from more fixed asset purchases in the current period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, interest income decreased from $0.8 million to $0.7 million. Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, interest income decreased from $2.3 million to $2.1 million. In each period, the decrease in interest income resulted from decreased interest rates in the current period.

Interest Expense

Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, interest expense increased from $0.569 million to $0.574 million. Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, interest expense increased from $1.704 million to $1.718 million. In each period, the increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, income tax expense increased by 10.7%, from $0.76 million to $0.84 million. Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, income tax expense increased by 65.0%, from $1.8 million to $2.9 million. In each period, the increase in income tax expense was due to increased net operating income, as well as a higher effective income tax rate in the current period due to a greater exposure to state income tax liability based on the location of investors in the Hennessy Funds.

Net Income

Comparing the three months ended June 30, 2024, to the three months ended June 30, 2025, net income increased by 4.5%, from $2.0 million to $2.1 million. Comparing the nine months ended June 30, 2024, to the nine months ended June 30, 2025, net income increased by 58.1%, from $4.8 million to $7.5 million. In each period, the increase in net income was primarily due to increased revenue in the current period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2025, filed on August 6, 2025, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 6, 2025	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)