Form 10-K
period 2025-09-30
HENNESSY ADVISORS INC
filed 2025-12-03
CIK 1145255

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

The aggregate market value of common stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, based on the closing price as reported on the Nasdaq National Market System of $9.96 on March 31, 2025 (the last trading day of the registrant’s most recently completed second fiscal quarter), was $49,472,655.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 2, 2025, there were 7,891,917 shares of common stock issued and outstanding.

Auditor's Name: CBIZ CPAs P.C.

Auditor's Location: San Francisco, CA

Auditors PCAOB ID Number: 199

Auditor's Name: Marcum LLP

Auditor's Location: San Francisco, CA

Auditors PCAOB ID Number: 688

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders to be filed within 120 days after the close of the fiscal year to which this report relates, will be, when filed, incorporated by reference in Part III.

HENNESSY ADVISORS, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”) is a publicly traded investment management firm whose primary business activity is providing investment advisory services to a family of 16 open-end mutual funds (collectively, the “Hennessy Mutual Funds”) and one exchange‑traded fund (“ETF”) branded as the Hennessy Funds. We are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Our firm was founded on these principles over 35 years ago, and the same principles guide us today.

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

Our average assets under management for fiscal year 2025 was $4.5 billion, and our total assets under management as of the end of fiscal year 2025 was $4.2 billion. Our business strategy centers on (i) organic growth through our marketing, sales, and distribution efforts and (ii) growth through strategic purchases of management‑related assets.

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

In September, we purchased the assets related to the management of two mutual funds previously managed by SPARX Investment & Research, USA, Inc. and sub‑advised by SPARX Asset Management Co., Ltd. and changed the fund names to the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund. In conjunction with the completion of the transaction, SPARX Asset Management Co., Ltd. continued as the sub‑advisor to both funds. The amount of the purchased assets as of the closing date totaled approximately $74 million.

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

In December, we purchased the assets related to the management of an ETF previously managed by Red Gate Advisers, LLC and reorganized the assets of such fund into the newly created Hennessy Sustainable ETF. In connection with the transaction, Stance Capital, LLC (“Stance Capital”) and Vident Investment Advisory, LLC (“VIA”) became sub‑advisors to the fund. The amount of the purchased assets as of the closing date totaled approximately $43 million.

2023

In July, VIA completed an acquisition transaction that resulted in a change of control of VIA and automatic termination of our sub‑advisory agreement with VIA. On the same date, we entered into a new sub‑advisory agreement with Vident Advisory, LLC (“Vident Advisory”).

In November, we purchased the assets related to the management of a mutual fund previously managed by Community Capital Management, LLC (“CCM”) and reorganized the assets of such fund into the Hennessy Sustainable ETF. The amount of the purchased assets as of the closing date totaled approximately $12 million.

2024	In February, we purchased the assets related to the management of a second mutual fund previously managed by CCM and reorganized the assets of such fund into the Hennessy Sustainable ETF. The amount of the purchased assets as of the closing date totaled approximately $59 million.

2025

In March, we signed a definitive agreement with STF Management, LP to purchase the assets related to the management of the STF Tactical Growth & Income ETF (Nasdaq: TUGN) and the STF Tactical Growth ETF (Nasdaq: TUG) (together, the “STF ETFs”). Upon completion of the transaction, which is subject to the approval of the shareholders of each STF ETF, the assets of the STF Tactical Growth & Income ETF and the STF Tactical Growth ETF will be reorganized to become newly created series of the Hennessy Funds called the Hennessy Tactical Growth and Income ETF and the Hennessy Tactical Growth ETF, respectively. (See Note 1(f) in Item 8, “Financial Statements and Supplementary Data.”)

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

Hennessy Sustainable ETF

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

●

Hennessy Cornerstone Mid Cap 30 Fund (Investor Class symbol HFMDX; Institutional Class symbol HIMDX). The Hennessy Cornerstone Mid Cap 30 Fund seeks long-term growth of capital by investing in mid‑cap growth‑oriented common stocks using a quantitative formula. From the investable common stocks of public companies in the S&P Capital IQ Database with market capitalizations between $2 billion and $25 billion, this fund invests in the 30 common stocks with the highest one-year price appreciation that also have price-to-sales ratios below 1.5, higher annual earnings than in the previous year, and positive stock price appreciation over the prior three‑month and six‑month periods.

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

●

Hennessy Equity and Income Fund (Investor Class symbol HEIFX; Institutional Class symbol HEIIX). The Hennessy Equity and Income Fund seeks long-term capital growth and current income. The portfolio managers' approach places a focus on seeking downside protection. Under normal circumstances, the fund will invest up to 70% of its assets in equity securities and its remaining assets in fixed income securities.

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

●

Hennessy Large Cap Financial Fund (Investor Class symbol HLFNX; Institutional Class symbol HILFX). The Hennessy Large Cap Financial Fund seeks capital appreciation by investing in securities of large‑cap companies principally engaged in the business of providing financial services, including information technology companies that are primarily engaged in providing products or services to financial services companies. When evaluating securities to purchase in the banking industry, the portfolio managers generally select companies that have low price-to-earnings ratios and low price-to-book ratios relative to peers.

●

Hennessy Small Cap Financial Fund (Investor Class symbol HSFNX; Institutional Class symbol HISFX). The Hennessy Small Cap Financial Fund seeks capital appreciation by investing in securities of small‑cap companies principally engaged in the business of providing financial services. When evaluating securities to purchase, the portfolio managers generally look for companies that have low price-to-earnings ratios and low price-to-book ratios relative to other financial services companies.

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

●

Hennessy Sustainable ETF (Nasdaq: STNC). The Hennessy Sustainable ETF seeks long‑term capital appreciation by combining sustainability metrics and machine learning/artificial intelligence (“ML/AI”) in a tax-efficient ETF structure. The portfolio managers seek exposure to companies that score well on sustainability metrics and that the portfolio managers believe will outperform based on ML/AI models. The fund leverages optimization in an attempt to reduce portfolio level tail risk and mitigate downside losses.

Historical Investment Performance of the Hennessy Funds

The following table presents the average annualized returns for each Hennessy Fund and its relevant benchmark indices for the one-year, three-year, five-year, and ten‑year (or since inception for Hennessy Funds that commenced operations less than ten years ago) periods ended September 30, 2025.

Returns are presented net of all expenses borne by fund investors, but not net of fees waived or expenses borne by the Company. The past investment performance of the Hennessy Funds is not a guarantee of future performance, and all of the Hennessy Funds have experienced negative performance over various periods in the past and may do so again in the future.

Hennessy Cornerstone Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICGX	3.72%	23.67%	20.18%	11.36%
Investor Class Share - HFCGX	3.38%	23.26%	19.79%	11.00%
Russell 2000® Index (1)	10.76%	15.21%	11.56%	9.77%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Focus Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HFCIX	9.86%	20.28%	12.25%	10.69%
Investor Class Share - HFCSX	9.44%	19.83%	11.83%	10.28%
Russell 3000® Index (3)	17.41%	24.12%	15.74%	14.71%
Russell Midcap® Growth Index (4)	22.02%	22.85%	11.26%	13.37%

Hennessy Cornerstone Mid Cap 30 Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HIMDX	3.96%	26.12%	22.82%	12.46%
Investor Class Share - HFMDX	3.54%	25.64%	22.37%	12.05%
Russell Midcap® Index (5)	11.11%	17.69%	12.66%	11.39%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Cornerstone Large Growth Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILGX	1.90%	16.86%	12.20%	10.77%
Investor Class Share - HFLGX	1.59%	16.54%	11.90%	10.47%
Russell 1000® Index (6)	17.75%	24.64%	15.99%	15.04%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Cornerstone Value Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HICVX	10.80%	15.57%	16.34%	10.87%
Investor Class Share - HFCVX	10.55%	15.32%	16.08%	10.62%
Russell 1000® Value Index (7)	9.44%	16.96%	13.88%	10.72%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Total Return Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HDOGX	4.60%	10.96%	8.27%	7.08%
75/25 Blended DJIA/Treasury Index (8)	9.87%	15.97%	10.65%	10.79%
Dow Jones Industrial Average (9)	11.50%	19.63%	12.98%	13.50%

Hennessy Equity and Income Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HEIIX	6.76%	11.98%	7.14%	7.31%
Investor Class Share - HEIFX	6.31%	11.55%	6.75%	6.91%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Balanced Fund	One Year	Three Years	Five Years	Ten Years
Investor Class Share - HBFBX	3.17%	7.37%	5.52%	4.97%
50/50 Blended DJIA/Treasury Index (10)	7.98%	12.18%	7.88%	7.90%
Dow Jones Industrial Average (9)	11.50%	19.63%	12.98%	13.50%

Hennessy Energy Transition Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HNRIX	11.77%	14.70%	32.24%	8.76%
Investor Class Share - HNRGX	11.47%	14.35%	31.80%	8.43%
S&P 500® Energy Index (11)	4.43%	11.10%	29.60%	8.18%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Midstream Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HMSIX**	10.69%	23.09%	30.21%	7.41%
Investor Class Share - HMSFX	10.31%	22.73%	29.88%	7.13%
Alerian US Midstream Energy Index (12)	19.31%	26.92%	35.09%	11.51%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Gas Utility Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HGASX**	17.70%	14.98%	14.37%	9.16%
Investor Class Share - GASFX	17.38%	14.64%	14.03%	8.86%
AGA Stock Index (13)	17.06%	15.17%	14.83%	9.92%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Japan Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJPIX	8.18%	22.78%	4.94%	9.97%
Investor Class Share - HJPNX	7.82%	22.32%	4.54%	9.55%
Russell/Nomura Total MarketTM Index (14)	17.28%	21.77%	9.38%	8.75%
Tokyo Stock Price Index (TOPIX) (15)	17.73%	21.70%	9.25%	8.59%

Hennessy Japan Small Cap Fund	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HJSIX**	28.34%	21.10%	8.60%	10.51%
Investor Class Share - HJPSX	27.90%	20.66%	8.17%	10.12%
Russell/Nomura Small CapTM Index (16)	19.90%	19.41%	6.94%	7.18%
Tokyo Stock Price Index (TOPIX) (15)	17.73%	21.70%	9.25%	8.59%

Hennessy Large Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HILFX**	37.10%	20.64%	11.78%	11.12%
Investor Class Share - HLFNX	36.61%	20.25%	11.40%	10.72%
Russell 1000® Index Financials (17)	24.02%	25.83%	21.29%	15.43%
Russell 1000® Index (6)	17.75%	24.64%	15.99%	15.04%

Hennessy Small Cap Financial Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HISFX	9.74%	8.70%	19.87%	8.61%
Investor Class Share - HSFNX	9.34%	8.34%	19.43%	8.22%
Russell 2000® Index Financials (18)	10.87%	13.89%	15.74%	9.10%
Russell 2000® Index (1)	10.76%	15.21%	11.56%	9.77%

Hennessy Technology Fund*	One Year	Three Years	Five Years	Ten Years
Institutional Class Share - HTCIX**	21.56%	27.07%	14.80%	14.64%
Investor Class Share - HTECX	21.29%	26.75%	14.51%	14.33%
NASDAQ Composite Index (19)	25.42%	29.92%	16.07%	18.32%
S&P 500® Index (2)	17.60%	24.94%	16.47%	15.30%

Hennessy Sustainable ETF*	One Year	Three Years	Five Years	Since Inception (3/15/21)
STNC - Net Asset Value	5.40%	12.41%	-	6.54%
STNC - Market Price	5.30%	12.33%	-	6.52%
S&P 500® Index (2)	17.60%	24.94%	-	13.84%

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

(1)

The Russell 2000® Index comprises the smallest 2,000 companies in the Russell 3000® Index based on market capitalization, representing approximately 3% of the total market capitalization of the Russell 3000® Index.

(2)	The S&P 500® Index is a capitalization‑weighted index that is designed to represent the broad domestic economy through changes in the aggregate market value of 500 stocks across all major industries.
(3)	The Russell 3000® Index comprises the 3,000 largest U.S. companies based on market capitalization, representing approximately 98% of the investable U.S. equities market.
(4)

The Russell Midcap® Growth Index comprises those companies in the Russell Midcap® Index with relatively higher price‑to‑book ratio, higher forecasted growth values, and higher sales per share historical growth, representing approximately 45% of the total market capitalization of the Russell Midcap® Index.

(5)

The Russell Midcap® Index comprises approximately 800 of the smallest securities in the Russell 1000® Index, representing approximately 27% of the total market capitalization of the Russell 1000® Index.

(6)

The Russell 1000® Index comprises the 1,000 largest companies in the Russell 3000® Index based on market capitalization, representing approximately 98% of the total market capitalization of the Russell 3000® Index.

(7)

The Russell 1000® Value Index comprises those companies in the Russell 1000® Index with relatively lower price‑to‑book ratios, lower forecasted growth value, and lower sales per share historical growth, representing approximately 23% of the total market capitalization of the Russell 1000® Index.

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

(11)	The S&P 500® Energy Index comprises those companies included in the S&P 500® that are classified in the Energy sector.
(12)	The Alerian US Midstream Energy Index comprises companies that earn a majority of their cash flow from midstream activities involving energy commodities.
(13)	The AGA Stock Index is a capitalization‑weighted index consisting of members of the American Gas Association whose securities are traded on a U.S. stock exchange.
(14)	The Russell/Nomura Total Market™ Index comprises the top 98% of stocks listed on Japanese stock exchanges based on market capitalization.
(15)	The Tokyo Stock Price Index (TOPIX) is a capitalization-weighted index of all of the companies listed on the First Section of the Tokyo Stock Exchange.
(16)	The Russell/Nomura Small Cap™ Index comprises the bottom 15% of stocks in the Russell/Nomura Total Market™ Index based on market capitalization.
(17)	The Russell 1000® Index Financials is a subset of the Russell 1000® Index that measures the performance of securities classified in the Financials sector of the large‑cap U.S. equity market.
(18)	The Russell 2000® Index Financials is a subset of the Russell 2000® Index that measures the performance of securities classified in the Financials sector of the small‑cap U.S. equity market.
(19)	The NASDAQ Composite Index is a broad-based capitalization-weighted index of all common stocks listed on The Nasdaq Stock Market LLC.

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

The following table summarizes our assets under management for the past three fiscal years:

	Fiscal Years Ended September 30,
	2025	2024	2023
	(In thousands)
Beginning assets under management	$4,642,363	$3,032,042	$2,895,717
Acquisition inflows	-	71,656	43,088
Organic inflows	1,356,091	1,554,303	598,119
Redemptions	(1,991,232)	(1,005,191)	(915,397)
Market appreciation	237,546	989,553	410,515
Ending assets under management	$4,244,768	$4,642,363	$3,032,042

As stated above, the amount of fees we receive for providing investment advisory and shareholder services increases or decreases as our average assets under management rises or falls.

The following table summarizes our sources of revenues, net of sub-advisory fees, for the past three fiscal years:

	Fiscal Years Ended September 30,
	2025	2024	2023
	(In thousands)
Investment advisory fees	$33,174	$27,524	$22,090
Shareholder service fees	2,364	2,122	1,930
Subtotal	35,538	29,646	24,020
Sub-advisory fees	(4,147)	(4,169)	(3,759)
Revenue, net of sub-advisory fees	$31,391	$25,477	$20,261

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

In exchange for the services described above, we receive an investment advisory fee from each Hennessy Fund that is calculated as a percentage of such fund’s average daily net asset value. As of the end of fiscal year 2025, the percentages of each fund’s assets used to calculate the annual investment advisory fees payable to us are as follows:

Hennessy Fund	Investment Advisory Fee
(All Class Shares)	(as a % of fund assets)
Hennessy Cornerstone Growth Fund	0.74%
Hennessy Focus Fund	0.90%
Hennessy Cornerstone Mid Cap 30 Fund	0.74%
Hennessy Cornerstone Large Growth Fund	0.74%
Hennessy Cornerstone Value Fund	0.74%
Hennessy Total Return Fund	0.60%
Hennessy Equity and Income Fund	0.80%
Hennessy Balanced Fund	0.60%
Hennessy Energy Transition Fund	1.25%
Hennessy Midstream Fund	1.10%
Hennessy Gas Utility Fund	0.40%
Hennessy Japan Fund	0.80%
Hennessy Japan Small Cap Fund	0.80%
Hennessy Large Cap Financial Fund	0.90%
Hennessy Small Cap Financial Fund	0.90%
Hennessy Technology Fund	0.74%
Hennessy Sustainable ETF	0.95%

We waive a portion of our fees with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to our revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees we receive from such fund in the subsequent month. Total fee waivers during fiscal years 2025 and 2024 were $0.20 million and $0.18 million, respectively. To date, we have only waived fees based on contractual obligations, but we have the ability to waive fees at our discretion. Any decision to waive fees would apply only on a going‑forward basis.

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

Sub-Advisory Agreements and Fees

We have delegated the day-to-day portfolio management responsibilities to sub‑advisors, subject to our oversight, for some of the Hennessy Funds. In each case, the sub‑advisor entity or the individuals working at the sub‑advisor entity is the same entity or are the same individuals who advised the fund prior to our purchase of assets related to the management of such fund. The provision of sub‑advisory services must be in accordance with the applicable Hennessy Fund’s sub‑advisory agreement, Prospectus, and Statement of Additional Information. The services that each sub‑advisor provides to the applicable Hennessy Fund pursuant to the terms of the sub‑advisory agreement include, among other things, the following (except these responsibilities are divided between Stance Capital and Vident Advisory for the Hennessy Sustainable ETF):

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

In exchange for sub-advisory services, we pay sub‑advisory fees to the sub‑advisors out of our own assets. Sub-advisory fees are calculated as a percentage of the applicable fund’s average daily net asset value. The following table lists each of our sub‑advised funds, the sub‑advisor for such fund, and the percentage used to calculate the annual sub‑advisory fees payable by us to such fund’s sub‑advisor as of the end of fiscal year 2025:

Hennessy Fund		Sub-Advisory Fee
(All Class Shares)	Sub-Advisor	(As a % of Fund Assets)
Hennessy Focus Fund	Broad Run Investment Management, LLC		0.29%
Hennessy Equity and Income Fund	FCI Advisors (fixed income allocation)		0.27%
	The London Company of Virginia, LLC (equity allocation)		0.33%
Hennessy Japan Fund	SPARX Asset Management Co., Ltd.	$0-$500 million:	0.35%
		Above $500 million-$1 billion:	0.40%
		Above $1 billion:	0.42%
Hennessy Japan Small Cap Fund	SPARX Asset Management Co., Ltd.	$0-$500 million:	0.35%
		Above $500 million-$1 billion:	0.40%
		Above $1 billion:	0.42%
Hennessy Sustainable ETF	Stance Capital, LLC (portfolio composition sub-advisor)	$0-$125 million:	0.40%
		Above $125-$250 million:	0.37%
		Above $250 million:	0.35%
	Vident Advisory, LLC* (trading sub-advisor)	$0-$250 million:	0.05%
		Above $250-$500 million:	0.05%
		Above $500 million:	0.04%

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

We obtained shareholder approval for the Hennessy Sustainable ETF in 2023 to operate under a manager of managers structure and are evaluating the timing and process for obtaining shareholder approval for the Hennessy Mutual Funds that have a sub‑advisor. With respect to the Hennessy Sustainable ETF, our sub‑advisory agreement with VIA, one of the sub‑advisors for the fund, terminated automatically on July 14, 2023, in connection with an acquisition transaction that resulted in a change of control of VIA. As a result of the transaction, VIA ceased to exist and Vident Advisory became the sole Vident enterprise carrying out Vident’s business and operations. On the same date, we entered into a new sub‑advisory agreement with Vident Advisory pursuant to which Vident Advisory now provides sub‑advisory services to the Hennessy Sustainable ETF. The new sub‑advisory agreement was approved by the Hennessy Funds’ Board of Trustees and by vote of the shareholders of the Hennessy Sustainable ETF. At the same meeting, the shareholders of the Hennessy Sustainable ETF also approved the implementation of the manager of managers structure for the fund.

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

Fund supermarkets, such as Schwab, Fidelity, Ameriprise, and Pershing, generally offer funds of many different investment companies to investors in exchange for a services fee paid by the applicable fund or that fund’s investment advisor. The ability to purchase various funds in a single location is very attractive to investors, and the majority of our assets under management as of the end of fiscal year 2025 was held at fund supermarkets. Additionally, we continually seek opportunities to form new relationships with financial institutions to make the Hennessy Funds even more accessible to investors. We oversee distribution of the Hennessy Funds through all financial institutions.

Investors may also purchase shares of the Hennessy Mutual Funds directly through the Hennessy Funds’ website or by calling us or U.S. Bank Global Fund Services, the Hennessy Funds’ administrator.

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

REGULATORY ENVIRONMENT

We are subject to extensive and complex federal and state laws and regulations intended to protect investors in funds and investors of registered investment advisors. We believe we are in compliance in all material respects with all applicable laws and regulations.

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

EMPLOYEES

As of the end of fiscal year 2025, we had 18 employees, 17 of whom were full-time employees. Our 18 employees had an average tenure of 14 years as of the end of fiscal year 2025. We focus on providing our employees competitive compensation, a friendly and flexible office environment, and fostering close-knit working relationships among our team members. Over 50% of our employees are women, and with an executive team that is 50% women and 25% minority, we believe we have created an environment in which all team members can be successful and supported.

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

The securities markets are inherently volatile and may be affected by factors beyond our control, including global economic conditions, industry trends, interest and inflation rate fluctuations, political factors, the imposition of economic sanctions, trade policies and tariffs, public health crises, natural disasters, geopolitical instability and war, including the invasion by Russia into Ukraine and the conflict between Israel and Hamas, as well as actions taken by other countries in response to such conflicts, and other factors that are difficult to predict. Because our assets under management is largely concentrated in equity products, our results are particularly susceptible to downturns in the equity markets. We derive all of our operating revenues from investment advisory fees and shareholder service fees paid to us by the Hennessy Funds. These fees are calculated as a percentage of the average daily net asset value of the Hennessy Funds. Accordingly, our revenues increase or decrease as our average assets under management increases or decreases, which is affected by market appreciation or depreciation and purchases and redemptions of shares of the Hennessy Funds. Changing market conditions could also cause an impairment to the value of our management contract asset.

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

We may use artificial intelligence technologies in our business and operations, and challenges with effectively managing its use could harm our business and expose us to costly liability.

The use of artificial intelligence technologies by us and others may exacerbate or create new and unpredictable competitive, operational, legal, and regulatory risks to our business. There is substantial uncertainty about the extent to which artificial intelligence technologies will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate, or remediate all of the potential risks, challenges, or impacts of such changes. These changes could potentially disrupt, among other things, our business model and operational processes. Some of our competitors may incorporate artificial intelligence into their services or operational processes more quickly or more successfully than us, or more effectively use artificial intelligence to drive internal efficiencies or enhance services. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

We may incorporate the use of artificial intelligence technologies into our services and operational processes. There are significant risks involved in developing and deploying artificial intelligence technologies, and there can be no assurance that the use of artificial intelligence technologies will enhance our services or be beneficial to our business, including our efficiency or profitability. Data that artificial intelligence applications utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent we rely on the work product of such technology in our operations. There is also a risk that artificial intelligence tools or applications may be misused or misappropriated by our employees. For example, an employee may input confidential information, including material non-public information or personally identifiable information, into artificial intelligence technologies, resulting in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users. Such actions could subject us to legal and regulatory investigations or actions. Further, we may not be able to control how third-party artificial intelligence technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions. In addition, artificial intelligence technologies are continuously evolving, and we may incur costs to adopt and deploy artificial intelligence technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from artificial intelligence technologies.

There is also uncertainty in the legal and regulatory landscape for artificial intelligence technologies and any laws, regulations, or industry standards adopted in response to the emergence of artificial intelligence technologies may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully deploy artificial intelligence technologies efficiently and effectively.

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

For the past several years, approximately 75% of our assets under management has been concentrated in five or six of our funds. During fiscal year 2025, our average assets under management was concentrated in the following five funds: (i) the Hennessy Cornerstone Mid Cap 30 Fund (34% of average assets under management); (ii) the Hennessy Focus Fund (13% of average assets under management); (iii) Hennessy Cornerstone Growth Fund (12% of average assets under management); (iv) the Hennessy Gas Utility Fund (11% of average assets under management); and (v) the Hennessy Japan Fund (9% of average assets under management). Consequently, our revenues followed a similar pattern of concentration: (a) the Hennessy Cornerstone Mid Cap 30 Fund (33% of total revenue); (b) the Hennessy Focus Fund (16% of total revenue); (c) the Hennessy Cornerstone Growth Fund (12% of total revenue); (d) the Hennessy Japan Fund (10% of total revenue); and (e) the Hennessy Gas Utility Fund (7% of total revenue). As a result, our operating results are particularly dependent upon the performance of a small number of funds and our ability to maintain and grow assets under management in these funds. These funds have from time to time experienced significant redemptions and may do so again in the future. A significant increase in redemptions for any reason would reduce our assets under management and revenues.

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

We utilize a unitary fee structure for the Hennessy Sustainable ETF, and we bear the risk that the Fund’s operating expenses may increase and lead to a reduction in our revenues from the fund.

The Hennessy Sustainable ETF pays us a unitary fee under its investment advisory agreement with us. Under a unitary fee structure, we bear all operating expenses incurred in connection with providing services to the fund. The operating expenses covered by the unitary fee include third party data providers, transfer agency, custody, fund administration, legal, audit and other services. Additionally, for no compensation, we pay all other operating expenses of the fund, including sub-advisory fees, with the exception of the following: (i) the management fees paid to us; (ii) distribution fees and expenses paid by the fund under any distribution plan adopted pursuant to Rule 12b-1 under the Investment Company Act; (iii) interest expenses; (iv) brokerage expenses, trading expenses, and other expenses (such as stamp taxes) in connection with the execution of portfolio transactions or in connection with creation or redemption transactions; (v) compensation paid to the independent trustees of the fund and fees paid to independent trustees’ counsel; (vi) tax expenses and governmental fees; and (vii) extraordinary expenses not incurred in the course of ordinary business (the “Excluded Fees”). The fund and its shareholders bear the costs of Excluded Fees. The unitary fee structure generally eliminates the possibility for any decrease in the total fund expense ratio during periods when assets under management increase, which could lead to increased profitability for us if we are able to achieve economies of scale. On the other hand, if the fund’s operating expenses increase (other than Excluded Fees), this will lead to a reduction in our profitability from the fund.

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

Generally, if a sub‑advisor experiences a change of control but we do not, we could continue acting as an advisor to the applicable Hennessy Fund, but the shareholders of such Hennessy Fund would have to approve a new sub‑advisory agreement for the sub‑advisor. However, for the Hennessy Sustainable ETF, we have the authority to appoint and replace unaffiliated sub‑advisors and to enter into and make material amendments to the related sub‑advisory agreements without shareholder approval. This is because we sought and received an exemptive order from the SEC in 2023 to operate under a manager of managers structure and subsequently obtained shareholder approval to implement such structure for the Hennessy Sustainable ETF. Under the manager of managers structure, we have ultimate responsibility, subject to oversight of and approval by the Hennessy Funds’ Board of Trustees, for overseeing the Hennessy Funds’ unaffiliated sub-advisors and recommending their hiring, termination, or replacement. We have not yet received, and do not have an estimated timeline for receiving, shareholder approval to operate under a manager of managers structure for the Hennessy Mutual Funds that are sub‑advised.

Any interruption or termination of our sub‑advisory relationships, whether due to a change of control or any other circumstance, could affect our ability to market our sub‑advised funds and result in a reduction in assets under management, which would adversely affect our revenues.

We rely on information technology and infrastructure. Any failures of, damage to, attack on or unauthorized access to our systems or facilities, or those of third parties with whom we conduct business, including as a result of cyber‑attacks, could significantly limit our ability to conduct our operations effectively, increase our costs, and cause reputational damage.

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

If material information security incidents occur in the future, we could experience financial losses, business disruptions, liability to the Hennessy Funds and their investors, regulatory intervention, or reputational damage, any of which could be material and could materially adversely affect our business, results of operations, and financial condition. We also may be required to expend significant additional resources to strengthen our protective measures or to investigate and remediate vulnerabilities or other exposures. In addition, our cybersecurity insurance may not cover all losses and damages from such events and our ability to maintain or obtain sufficient insurance coverage in the future may be limited.

Finally, cybersecurity and data privacy are priorities for many regulators worldwide, and many jurisdictions have enacted laws and regulations in these areas. Compliance with evolving privacy laws and cybersecurity regulations has resulted, and may continue to result, in additional costs of compliance or potential litigation exposure. While we strive to comply with applicable laws and regulations, any failure to do so could result in regulatory investigations, penalties, or negative publicity, any of which could materially adversely affect our business, results of operations, and financial condition.

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

The management contracts we have purchased, an $82.6 million asset on the balance sheet as of the end of fiscal year 2025, are considered an intangible asset with an indefinite useful life. Management reviews the indefinite life classification of our management contract asset each reporting period. If the management contract asset is ever reclassified as an asset with a definite life, we would begin amortizing the management contracts over their remaining useful life. If the management contract asset continues to be classified as an indefinite‑life asset, we will continue to periodically review the carrying value to determine if any impairment has occurred. The impairment analysis is based on anticipated future cash flows, which are calculated based on assets under management. Although the management contract asset is not currently impaired, there is always a possibility of impairment in the future, which could require us to write off all or a portion of the asset. A write-off, depending on the amount, could have operational risks and could have a significant impact on the value of our equity and our earnings per share.

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

We have policies and procedures for identifying, assessing, and managing material risks associated with cybersecurity threats. We seek to address cybersecurity risks through a comprehensive approach focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. We implement and maintain technical and physical safeguards and other organizational measures, including, for example, the use of antivirus software, intrusion prevention and detection systems, virtual private networks, firewalls, email security, link protection, the regular deployment of updates and patches as they become available, a general policy against providing access to our network to any third party (with the exception of our third‑party information technology vendor), the use of a third‑party service to conduct mandatory online training for all employees regarding identifying and mitigating cybersecurity risks, regular phishing testing, regular reviews of access to systems and networks, and routine monitoring of compliance with our written information security plan. We also maintain cybersecurity insurance that provides for certain protection against potential losses arising from a cybersecurity incident.

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

As of the end of fiscal year 2025, we had 116 holders of record of our common stock. In addition, there were 48 brokerage firm accounts that represent 2,034 additional individual shareholders for a total of 2,150 shareholders.

The equity compensation plan information required by Item 201(d) of Regulation S‑K is set forth in the “Equity Compensation Plan Information” subheading under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During fiscal year 2025, we repurchased shares underlying vested restricted stock units (“RSUs”) from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs. The stock repurchases are presented in the following table for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2025	-	$-	-	1,096,368
August 1-31, 2025	-	-	-	1,096,368
September 1-30, 2025 (2)	41,442	11.08	-	1,096,368
Total	41,442	$11.08	-	1,096,368

(1)

We are authorized to purchase a maximum of 2,000,000 shares under our stock buyback program. We announced the stock buyback program in August 2010, and the program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the stock buyback program by 500,000 shares, to a total of 2,000,000 shares. A total of 1,096,368 shares remain available for repurchase under the stock buyback program. We did not repurchase any shares pursuant to the stock buyback program during the three months ended September 30, 2025.

(2)	The shares that we repurchased in September 2025 are not subject to a maximum per plan or program because we did not repurchase them pursuant to a plan or program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

U.S. equities had strong, positive performance for the one‑year period ended September 30, 2025, with the S&P 500® Index returning 17.60% and the Dow Jones Industrial Average returning 11.50% for the period (on a total return basis). Equity prices advanced in anticipation of the Federal Reserve lowering its benchmark interest rate in September. Further, the markets, according to Bloomberg, are pricing in roughly two rate cuts in 2025 and four rate cuts by the end of 2026. While inflation remains above the Federal Reserve’s 2% target, the market seems to be comfortable with underlying economic fundamentals. Based on expected third quarter earnings for companies in the S&P 500, the market is projecting, according to FactSet Earnings Insight, strong revenue growth and even stronger earnings growth for S&P 500 companies. The prospect of strong margins, driven by pricing power and expense controls, has likely provided relief to market participants that are concerned over the prospect of slowing economic growth.

Yields on long-term U.S. bonds increased during the one‑year period ended September 30, 2025, as inflation continues to hover above the Federal Reserve’s target inflation rate of 2%. Despite this, investors appear to have started to increasingly focus on softer economic and employment data to support the belief that the Federal Reserve will continue to be more accommodative over the next year. The August employment report indicated that the unemployment rate climbed to 4.3%, which is near a four-year high. ADP Research estimated a loss of 32,000 private sector jobs last month and Carlyle Group’s “shadow” labor report shows similar weakness in employment trends. While expected real GDP growth for 2025 was recently revised up to 1.8%, according to Bloomberg, it is nonetheless well off the nearly 3% year-over-year growth seen in 2023 and 2024.

The Japanese equity market increased 17.73% (in U.S. dollar terms) for the one‑year period ended September 30, 2025, as measured by the Tokyo Stock Price Index (TOPIX). Strong performance has largely been the result of a weaker yen enhancing the competitiveness of Japan’s exports abroad. Foreign capital inflows, buoyed by an increased emphasis on shareholder friendly corporate governance efforts have helped as well. Reforms aimed at improving capital efficiency among corporations have raised investor expectations of increased public company returns.

Against this positive equity performance backdrop, all 17 Hennessy Funds posted positive returns for the one‑year and three-year periods ended September 30, 2025. The longer‑term performance numbers remain strong, with all 16 Hennessy Funds with at least 10 years of operating history posting positive returns for both the 5-year and 10‑year periods ended September 30, 2025.

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

We provide service to over 183,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 11,100 financial advisors who utilize the Hennessy Funds on behalf of their clients, including nearly 1,500 who purchased one of our Funds for the first time during fiscal year 2025. Approximately 17% of such advisors own two or more Hennessy Funds, and over 700 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on financial advisors who own two or more Hennessy Funds or hold a position of over $500,000 in an effort to build and maintain brand loyalty among our top tier of advisors.

Total assets under management as of the end of fiscal year 2025 was $4.2 billion, a decrease of $0.40 billion, or 8.6%, compared to the end of fiscal year 2024. The decrease in total assets was attributable to net outflows from the Hennessy Funds, and was partly offset by market appreciation.

The following table illustrates the year-by-year changes in our assets under management over the past three fiscal years:

	Fiscal Years Ended September 30,
	2025	2024	2023
	(In thousands)
Beginning assets under management	$4,642,363	$3,032,042	$2,895,717
Acquisition inflows	-	71,656	43,088
Organic inflows	1,356,091	1,554,303	598,119
Redemptions	(1,991,232)	(1,005,191)	(915,397)
Market appreciation	237,546	989,553	410,515
Ending assets under management	$4,244,768	$4,642,363	$3,032,042

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management by share class over the past three fiscal years:

	Fiscal Years Ended September 30,
	2025	2024	2023
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,364,830	$2,121,824	$1,930,294
Institutional Class	2,021,341	1,475,335	1,027,166
Hennessy Sustainable ETF	96,043	89,784	34,230
Average assets under management	$4,482,214	$3,686,943	$2,991,690

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of assets related to the management of investment funds. As of the end of fiscal year 2025, this asset had a net balance of $82.6 million, an increase of $0.3 million since the end of fiscal year 2024. This increase is related to the costs associated with the definitive agreement signed with STF Management, LP in March 2025.

On October 20, 2021, we completed a public offering of the 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes are direct unsecured obligations, rank equally in right of payment with any of our future unsecured unsubordinated indebtedness, senior to any of our future indebtedness that expressly provides that it is subordinate to the 2026 Notes, effectively subordinate to all of our future secured indebtedness, and structurally subordinate to all future indebtedness and other obligations of any future subsidiaries of ours. The 2026 Notes are the principal liability on our balance sheet at $39.8 million, net of issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of the end of fiscal year 2025 will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million, which included the full exercise of the underwriters’ overallotment option. The 2026 Notes mature on December 31, 2026, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 31, 2023.

Our total assets under management as of the end of fiscal year 2025 was $4.2 billion, a decrease of $0.40 billion, or 8.6%, compared to the end of fiscal year 2024. The primary sources of our revenues, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on, and generated by, our average assets under management. Our average assets under management for fiscal year 2025 was $4.5 billion. As of the end of fiscal year 2025, we had cash and cash equivalents of $72.4 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	Fiscal Years Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$13,792	$9,277
Net cash used in investing activities	(627)	(1,303)
Net cash used in financing activities	(4,656)	(4,528)
Net increase in cash and cash equivalents	$8,509	$3,446

The increase in cash provided by operating activities of $4.6 million was mainly due to increased net income in the current period.

The decrease in cash used in investing activities of $0.6 million was due to costs related to the purchase of the CCM Funds in the prior year being greater than costs associated with the definitive agreement signed with STF Management, LP in the current year.

The increase in cash used in financing activities of $0.1 million was due to repurchases of shares underlying RSUs from employees to satisfy tax withholding obligations arising in connection with the vesting of RSUs in the current period.

Dividend Payments. We have consistently paid dividends each year since 2005. Our quarterly dividend rate per share remained constant during fiscal years 2025 and 2024, and our dividend payments totaled $4.3 million and $4.2 million in fiscal years 2025 and 2024, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Fiscal Years Ended September 30,
	2025		2024
	Amounts	Percent of Total Revenue	Amounts	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$33,174	93.3%	$27,524	92.8%
Shareholder service fees	2,364	6.7	2,122	7.2
Total revenue	35,538	100.0	29,646	100.0
Operating expenses
Compensation and benefits	10,625	29.9	9,064	30.5
General and administrative	6,301	17.7	6,484	21.9
Fund distribution and other	1,030	2.9	818	2.8
Sub-advisory fees	4,147	11.7	4,169	14.1
Depreciation	290	0.8	244	0.8
Total operating expenses	22,393	63.0	20,779	70.1
Net operating income	13,145	37.0	8,867	29.9
Interest income	(2,768)	(7.8)	(3,112)	(10.5)
Interest expense	2,293	6.5	2,275	7.7
Income before income tax expense	13,620	38.3	9,704	32.7
Income tax expense	3,660	10.3	2,607	8.8
Net income	$9,960	28.0%	$7,097	23.9%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing fiscal year 2025 to fiscal year 2024, total revenue increased by 19.9%, from $29.6 million to $35.5 million, investment advisory fees increased by 20.5%, from $27.5 million to $33.2 million, and shareholder service fees increased by 11.4%, from $2.1 million to $2.4 million.

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

We collect investment advisory fees from each Hennessy Fund at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for fiscal year 2025 was $4.5 billion, which represents an increase of $0.8 billion, or 21.6%, compared to fiscal year 2024. The Hennessy Fund with the largest average daily net assets for fiscal year 2025 was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.5 billion. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily net assets for fiscal year 2025 was the Hennessy Focus Fund, with $573 million. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub‑advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of the end of fiscal year 2025 was $4.2 billion, a decrease of $0.40 billion, or 8.6%, compared to the end of fiscal year 2024. The decrease in total assets was attributable to net outflows from the Hennessy Funds, partly offset by market appreciation.

The only Hennessy Fund with net inflows was as follows:

Fiscal Year Ended September 30, 2025
Fund Name	Amount
Hennessy Midstream Fund	$3	million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Fiscal Year Ended September 30, 2025
Fund Name	Amount
Hennessy Focus Fund	$(210)	million
Hennessy Mid Cap 30 Fund	$(202)	million
Hennessy Cornerstone Growth Fund	$(44)	million

Redemptions as a percentage of assets under management increased from an average of 2.3% per month during fiscal year 2024 to an average of 3.6% per month during fiscal year 2025.

Operating Expenses

Comparing fiscal year 2024 to fiscal year 2025, total operating expenses increased by 7.8%, from $20.8 million to $22.4 million. As a percentage of total revenue, total operating expenses decreased 7.1 percentage points to 63.0%. The increase in dollar value of operating expenses was primarily due to increases in compensation and benefits and fund distribution and other expenses.

Compensation and Benefits Expense: Comparing fiscal year 2024 to fiscal year 2025, compensation and benefits expense increased by 17.2%, from $9.1 million to $10.6 million. As a percentage of total revenue, compensation and benefits expense decreased 0.6 percentage points to 29.9%. The increase in dollar value of compensation and benefits expense was due primarily to an increase in incentive-based compensation during fiscal year 2025.

General and Administrative Expense: Comparing fiscal year 2024 to fiscal year 2025, general and administrative expense decreased by 2.8% from $6.5 million to $6.3 million. As a percentage of total revenue, general and administrative expense decreased 4.2 percentage points to 17.7%. The decrease in general and administrative expense was primarily due to a decrease in professional services expense in the current period.

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

Comparing fiscal year  2024 to fiscal year  2025, fund distribution and other expense  increased by  25.9%, from  $0.8 million to  $1.0 million. As a percentage of total revenue, fund distribution and other expense  increased  0.1 percentage points to  2.9%. The increase of fund distribution and other expense was due to increased average daily net assets of the Hennessy Mutual Funds, which in turn increases the fees we pay to financial institutions.

Sub-Advisory Fees Expense: Comparing fiscal year 2024 to fiscal year 2025, sub‑advisory fees expense decreased by 0.5%, from $4.2 million to $4.1 million. As a percentage of total revenue, sub‑advisory fees expense decreased 2.4 percentage points to 11.7%. The decrease in sub‑advisory fees expense was due to a decrease in average daily net assets of the sub‑advised Hennessy Funds.

Depreciation Expense: Comparing fiscal year 2024 to fiscal year 2025, depreciation expense increased by 18.9% from $0.2 million to $0.3 million. As a percentage of total revenue, depreciation expense remained the same at 0.8% in both periods. The dollar value increase in depreciation expense was due to additional fixed asset purchases.

Interest Income

Comparing fiscal year 2024 to fiscal year 2025, interest income decreased from $3.1 million to $2.8 million. The decrease was due to decreased interest rates, partly offset by increased principal balances.

Interest Expense

Comparing fiscal year 2024 to fiscal year 2025, interest expense increased by 0.8% from $2.28 million to $2.29 million. The increase in interest expense was due to the manner in which interest expense is calculated in accordance with accounting principles generally accepted in the United States. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing fiscal year 2024 to fiscal year 2025, income tax expense increased by 40.4%, from $2.6 million to $3.7 million. The increase in income tax expense was due to higher net operating income in the current period.

Net Income

Comparing fiscal year 2024 to fiscal year 2025, net income increased by 40.3%, from $7.1 million to $10.0 million. The increase in net income was primarily due to increased average assets under management in the current period, which resulted in higher revenue and net operating income.

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

The management contracts we have purchased are considered intangible assets with an indefinite life and we account for them in accordance with Accounting Standards Codification 350: Intangibles – Goodwill and Other (“ASC 350”). Pursuant to ASC 350, an entity first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that an indefinite‑lived intangible asset is impaired, then it must conduct an impairment analysis. We were able to forego the quantitative analysis for fiscal year 2025 as the more-likely-than-not threshold was not met as of the end of fiscal year 2025.

The costs related to our purchase of assets related to the management of investment funds are capitalized as incurred. The costs are defined as an intangible asset per the FASB standard “Intangibles – Goodwill and Other.” The acquisition costs include legal fees, fees for soliciting shareholder approval, and a percent of asset costs to purchase the management contracts. The amounts are included in the management contract asset, totaling $82.6 million as of the end of fiscal year 2025.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

We reviewed accounting pronouncements issued between December 11, 2024, the filing date of our most recent previously filed Annual Report on Form 10-K, and December 3, 2025, the filing date of this Annual Report on Form 10-K, and are currently in the process of evaluating the impact of adoption on our financial position, results of operations, and disclosures.

See Note 1(k) of the Notes to Financial Statements for a discussion of recently issued and adopted accounting standards.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Hennessy Advisors, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2025, the related statements of income, changes in stockholders’ equity and cash flows for the year ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Prior Period Financial Statements

The financial statements of the Company as of and for the year ended September 30, 2024, were audited by Marcum LLP, whose report dated December 11, 2024, expressed an unmodified opinion on those statements.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2004 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

San Francisco, California
December 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Hennessy Advisors, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hennessy Advisors, Inc. (the “Company”) as of September 30, 2024, the related statements of income, changes in stockholders’ equity and cash flows for the year ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2004 through 2024.

San Francisco, California
December 11, 2024

Hennessy Advisors, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$72,431	$63,922
Investments in marketable securities, at fair value	12	11
Investment advisory fee income receivable	2,767	2,964
Interest income receivable	225	250
Prepaid expenses	797	817
Other accounts receivable	283	312
Total current assets	76,515	68,276
Property and equipment, net of accumulated depreciation of $1,643 and $1,540, respectively	524	374
Operating lease right-of-use asset	676	1,014
Management contracts	82,562	82,252
Other assets	182	183
Total assets	$160,459	$152,099
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$4,864	$4,441
Accrued payment related to management contract	123	-
Operating lease liability	365	332
Income taxes payable	661	181
Total current liabilities	6,013	4,954
Notes payable, net of issuance costs	39,807	39,477
Long-term operating lease liability	330	695
Net deferred income tax liability	16,573	15,662
Total liabilities	62,723	60,788
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,889,941 shares issued and outstanding as of September 30, 2025, and 7,778,335 as of September 30, 2024	23,478	22,592
Retained earnings	74,258	68,719
Total stockholders' equity	97,736	91,311
Total liabilities and stockholders' equity	$160,459	$152,099

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Fiscal Years Ended September 30,
	2025	2024
Revenue
Investment advisory fees	$33,174	$27,524
Shareholder service fees	2,364	2,122
Total revenue	35,538	29,646
Operating expenses
Compensation and benefits	10,625	9,064
General and administrative	6,301	6,484
Fund distribution and other	1,030	818
Sub-advisory fees	4,147	4,169
Depreciation	290	244
Total operating expenses	22,393	20,779
Net operating income	13,145	8,867
Interest income	(2,768)	(3,112)
Interest expense	2,293	2,275
Income before income tax expense	13,620	9,704
Income tax expense	3,660	2,607
Net income	$9,960	$7,097
Earnings per share
Basic	$1.28	$0.92
Diluted	$1.27	$0.92
Weighted average shares outstanding
Basic	7,787,924	7,680,706
Diluted	7,828,947	7,721,781
Cash dividends declared per share	$0.55	$0.55

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

	Common Stock		Retained	Total Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2023	7,671,099	$21,800	$65,952	$87,752
Net income	-	-	7,097	7,097
Dividends paid	-	-	(4,222)	(4,222)
Employee and director restricted stock vested	133,744	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(39,410)	(295)	(108)	(403)
Shares issued for auto-investments pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	1,245	8	-	8
Shares issued for dividend reinvestment pursuant to the 2021 Dividend Reinvestment and Stock Purchase Plan	2,625	17	-	17
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,243	19	-	19
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	6,789	53	-	53
Stock-based compensation	-	990	-	990
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	9,960	9,960
Dividends paid	-	-	(4,281)	(4,281)
Employee and director restricted stock vested	145,509	-	-	-
Repurchase of vested employee restricted stock for tax withholding	(41,443)	(319)	(140)	(459)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	676	7	-	7
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	6,864	77	-	77
Stock-based compensation	-	1,128	-	1,128
Employee restricted stock forfeiture	-	(7)	-	(7)
Balance at September 30, 2025	7,889,941	$23,478	$74,258	$97,736

See Accompanying Notes to Financial Statements

Hennessy Advisors, Inc.

Statements of Cash Flows

(In thousands)

	Fiscal Years Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$9,960	$7,097
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	290	244
Unrealized loss gain on marketable securities	(1)	(1)
Change in right-of-use asset and operating lease liability	6	29
Amortization of note issuance costs	330	313
Deferred income taxes	911	1,051
Employee restricted stock forfeiture	(7)	-
Stock-based compensation	1,128	990
Change in operating assets and liabilities:
Investment fee income receivable	197	(918)
Interest income receivable	25	3
Prepaid expenses	20	(148)
Other accounts receivable	29	(65)
Other assets	1	(27)
Accrued liabilities and accounts payable	423	1,276
Income taxes payable	480	(567)
Net cash provided by operating activities	13,792	9,277
Cash flows from investing activities
Purchases of property and equipment	(440)	(313)
Payments related to management contracts	(187)	(990)
Net cash used in investing activities	(627)	(1,303)
Cash flows from financing activities
Repurchase of vested employee restricted stock for tax withholding	(459)	(403)
Proceeds from shares issued pursuant to the 2021 Dividend Reinvestment and Stock Repurchase Plan	-	8
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	7	19
Dividend payments	(4,204)	(4,152)
Net cash used in financing activities	(4,656)	(4,528)
Net increase in cash and cash equivalents	8,509	3,446
Cash and cash equivalents at the beginning of the period	63,922	60,476
Cash and cash equivalents at the end of the period	$72,431	$63,922
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,268	$2,124
Cash paid for interest	$1,963	$1,963
Dividend investment issued in shares	$77	$70
Payments related to management contracts in accrued liabilities	$123	$-

See Accompanying Notes to Financial Statements

Notes to Financial Statements

(1)	Organization and Description of Business and Significant Accounting Policies

(a)	Organization and Description of Business

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

The Company waives a portion of its fees with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF to comply with contractual expense ratio limitations. The fee waivers are calculated daily by the Hennessy Funds’ accountants at U.S. Bank Global Fund Services, reviewed by management, and then charged to expense monthly as offsets to the Company’s revenues. Each waived fee is then deducted from investment advisory fee income and reduces the aggregate amount of advisory fees the Company receives from such fund in the subsequent month. To date, the Company has only waived fees based on contractual obligations, but the Company has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going‑forward basis.

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

The Financial Accounting Standards Board (“FASB”) guidance on “Disclosures about Fair Value of Financial Instruments” requires disclosures regarding the fair value of all financial instruments for financial statement purposes. The estimates presented in these financial statements are based on information available to management as of the end of fiscal years 2025 and 2024. Accordingly, the fair values presented in the Company’s financial statements as of the end of fiscal years 2025 and 2024 may not be indicative of amounts that could be realized on disposition of the financial instruments. The fair value of receivables, accounts payable, and notes payable has been estimated at carrying value due to the short maturity of these instruments. The fair value of marketable securities and money market accounts is based on closing net asset values as reported by securities exchanges registered with the SEC.

(d)	Investments

Investments in highly‑liquid financial instruments with remaining maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities of greater than one year are classified as long‑term investments. A table of investments is included in Note 3 in this Item 8, “Financial Statements and Supplementary Data.”

The Company holds investments in publicly traded mutual funds, which are accounted for as trading securities. Accordingly, unrealized gains and losses of less than $1,000 per year were recognized in operations for fiscal years 2025 and 2024.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 different investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with FASB guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. Although a quantitative analysis of the fair value of the management contract asset was not required, management performed a high-level analysis for internal purposes only. The fair value of the management contract asset was estimated as of the end of fiscal years 2025 and 2024 by applying the income approach and was based on management estimates and assumptions, including third-party valuations that utilize appropriate valuation techniques. The analysis further supported that there was no “more-likely-than-not” impairment trigger as of such dates.

Under Accounting Standards Codification 350 — Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company considered various factors, such as likelihood of continued renewal, whether there are foreseeable limits on net cash flows, and whether the Company is dependent on a limited number of investors, in determining the useful life of the management contracts. After consideration of factors discussed, the Company considers the management contract asset to be an intangible asset with an indefinite useful life and no impairment as of the end of fiscal year 2025.

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

On March 14, 2025, the Company announced it had signed a definitive agreement with STF Management, LP to purchase the assets related to the management of the STF Tactical Growth & Income ETF (Nasdaq: TUGN) and the STF Tactical Growth ETF (Nasdaq: TUG) (together, the “STF ETFs”). The definitive agreement includes customary representations, warranties, and covenants of the parties to the agreement, including approval of the shareholders of each STF ETF. Upon completion of the transaction, which is subject to the approval of the shareholders of each STF ETF, the assets of the STF Tactical Growth & Income ETF and the STF Tactical Growth ETF will be reorganized to become series of Hennessy Funds Trust named the Hennessy Tactical Growth and Income ETF and the Hennessy Tactical Growth ETF, respectively. The Company expects to complete the transaction in December 2025. In fiscal year 2025, the Company capitalized $0.3 million in costs related to the transaction.

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

Amended and Restated 2024 Omnibus Incentive Plan

Effective as of February 8, 2024, the Company adopted, and the Company’s shareholders approved, the 2024 Omnibus Incentive Plan (the “Omnibus Plan”), which provides for the issuance of options, stock appreciation rights, restricted stock, RSUs, performance awards, and other equity awards for the purpose of attracting and retaining executive officers, key employees, and outside directors and advisors and increasing shareholder value. The Omnibus Plan replaced the Amended and Restated 2013 Omnibus Incentive Plan. Under the Omnibus Plan, participants may be granted RSUs, among other awards, each of which represents an unfunded, unsecured right to receive a share of the Company’s common stock on the dates specified in the recipient’s award. The Company issues new shares of its common stock when it is required to deliver shares to an RSU recipient. The RSUs granted under the Omnibus Plan vest over four years at a rate of 25% per year. The Company recognizes stock-based compensation expense on a straight line basis over the four-year vesting term of each award, and accounts for forfeitures as they occur.

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

All compensation costs related to RSUs vested during fiscal years 2025 and 2024 have been recognized in the financial statements.

The Company has available up to 3,671,300 shares of the Company’s common stock in respect of granted stock awards, in accordance with terms of the Omnibus Plan.

A summary of RSU activity is as follows:

	Fiscal Years Ended September 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of year	379,575	$7.64	345,155	$6.91
Granted	165,300	9.80	163,700	8.96
Vested	(145,510)	(7.65)	(129,280)	(7.37)
Forfeited	(4,000)	(8.96)	-
Non-vested balance at end of year	395,365	$8.52	379,575	$7.64

Additional information related to RSUs is as follows:

September 30, 2025
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$3,328
Weighted average remaining period to expense for RSUs (in years)	1.6

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted an updated Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 16,572 and 12,902 shares of common stock in fiscal years 2025 and 2024, respectively. The maximum number of shares that may be issued under the DRSPP is 1,530,000, of which 1,513,428 shares remained available for issuance as of September 30, 2025.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program does not have an expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. A total of 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during fiscal year 2025.

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

(k)	Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated.

The Company operates in one business segment, which is its investment advisory business. The investment advisory segment derives revenues from the Hennessy Funds by managing the composition of each fund’s portfolio, monitoring each fund’s compliance with its investment objectives, reviewing each fund’s investment performance, overseeing service providers, and preparing and distributing regulatory reports. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”), and included consideration of factors such as revenue coming from a single source (investment advisory fees generated by the Hennessy Funds) and the Company utilizing the same technology, marketing, sales, and distribution programs to support all of the Hennessy Funds. The Company’s CODM is the President and COO, who reviews and evaluates the line items disclosed in the income statement as presented in the accompanying statements of income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income, as reported on the statement of income.

The CODM does not regularly review disaggregated expense categories beyond those presented in the accompanying statements of income. The measure of segment assets is reported in the accompanying balance sheets as “Total assets.” Expenditures for long-lived assets are reported as “Purchases of property and equipment” on the statements of cash flows for the fiscal years ended 2025 and 2024.”

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

Based on the definitions, the following table represents the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$66,739	$-	$-	$66,739
Mutual fund investments	12	-	-	12
Total	$66,751	$-	$-	$66,751
Amounts included in
Cash and cash equivalents	$66,739	$-	$-	$66,739
Investments in marketable securities	12	-	-	12
Total	$66,751	$-	$-	$66,751

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$60,946	$-	$-	$60,946
Mutual fund investments	11	-	-	11
Total	$60,957	$-	$-	$60,957
Amounts included in
Cash and cash equivalents	$60,946	$-	$-	$60,946
Investments in marketable securities	11	-	-	11
Total	$60,957	$-	$-	$60,957

There were no transfers between levels during fiscal years 2025 or 2024.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 9 in this Item 8, “Financial Statements and Supplementary Data”) was approximately $40.1 million as of September 30, 2025, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(3)	Investments

The cost, gross unrealized gains, gross unrealized losses, and fair market value of the Company’s trading investments were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
	(In thousands)
2025
Mutual fund investments	$11	$1	$-	$12
Total	11	1	-	12
2024
Mutual fund investments	$10	$1	$-	$11
Total	10	1	-	11

The mutual fund investments are included as a separate line item in current assets on the Company’s balance sheets.

(4)	Property and Equipment, Net

The following table summarizes the Company’s property and equipment balances:

	September 30,
	2025	2024
	(In thousands)
Equipment	$447	$324
Leasehold improvements	154	154
Furniture and fixtures	339	344
IT infrastructure	87	87
Software	1,140	1,005
Property and equipment, gross	2,167	1,914
Accumulated depreciation	(1,643)	(1,540)
Property and equipment, net	$524	$374

The following useful lives are assigned to fixed assets: furniture is seven years, equipment is three years, and software ranges from one to three years. During fiscal year 2025 and 2024, depreciation expense was $0.3 million and $0.2 million, respectively.

(5)	Management Contracts

The costs related to the Company’s purchase of assets related to management contracts are capitalized as incurred and comprise the management contract asset. This asset was $82.6 million as of the end of fiscal year 2025, an increase of $0.3 million from the end of fiscal year 2024. The increase was related to costs associated with the definitive agreement signed with STF Management, LP. The Company considers the management contract asset to be an intangible asset per Accounting Standards Codification 350 — Intangibles – Goodwill and Other. The purchase costs that comprise the management contract asset include consideration to the seller, as well as legal and similar external transaction costs.

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

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. There were no long‑term operating leases as of September 30, 2023. During the quarter ended March 31, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the quarter ended March 31, 2024. There were no other long‑term operating leases as of September 30, 2025.

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

The Company’s most significant leases are real estate leases of office facilities. The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Austin, Texas, Dallas, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Only the office lease in Novato, California has been capitalized because the other operating leases have terms of 12 months or less, including leases that are month‑to‑month in nature. Other supplemental cash flow information, lease term, and discount rate is as follows for the years ended September 30, 2025 and 2024:

	September 30,
	2025	2024
	(In thousands, except years and percentages)
Operating lease liabilities arising from obtaining right-of-use assets	$-	$1,055
Weighted-average remaining lease term	1.8 years	2.8 years
Weighted-average discount rate	6.15%	6.15%

For fiscal years 2025 and 2024, the Company’s lease payments for amounts included in the measurement of operating lease liabilities totaled $0.39 million and $0.41 million, respectively, and total rent expense for all offices, which is recorded under general and administrative expense in the statements of income, totaled $0.53 million and $0.56 million, respectively.

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

September 30, 2025
(In thousands)
Fiscal year 2026	395
Fiscal year 2027	338
Total undiscounted cash flows	733
Present value discount	(38)
Total operating lease liabilities	$695

(8)	Accrued Liabilities and Accounts Payable

Details relating to the accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	September 30,
	2025	2024
	(In thousands)
Accrued bonus liabilities	$3,711	$2,943
Accrued sub-advisor fees	338	376
Other accrued expenses	815	1,122
Total accrued expenses	$4,864	$4,441

(9)	Debt Outstanding

On October 20, 2021, the Company completed a public offering of 4.875% notes due 2026 in the aggregate principal amount of $40,250,000 (the “2026 Notes”), which included the full exercise of the underwriters’ overallotment option. The initial net proceeds received were approximately $38,607,000 after considering the impact of issuance costs and underwriter discounts. The 2026 Notes bear interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The effective interest rate, which reflects the amortization of issuance costs over the term of the loan, during both fiscal years 2025 and 2024 was 5.7%. Total interest expense for both fiscal years 2025 and 2024 comprises $2.0 million of contractual interest and $0.3 million related to the amortization of debt issuance costs. The 2026 Notes mature on December 31, 2026.

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

In addition to the operating leases discussed in Note 7 in this Item 8, “Financial Statements and Supplementary Data,” the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF. Such contractual expense ratio limitations will expire February 28, 2026, unless extended. Total fees waived during fiscal years 2025 and 2024 were $0.20 million and $0.18 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

The Company has a 401(k) retirement plan covering eligible employees. Employees are eligible to participate if they are over 21 years of age and have completed a minimum of one month of service with at least 80 hours worked in that month. The Company also made discretionary profit-sharing contributions of $0.2 million in each of the fiscal years 2025 and 2024. To be eligible for the discretionary profit-sharing contribution, an employee must be eligible to participate in the 401(k) retirement plan and must complete at least 501 hours of service during the calendar year or be employed as of the last day of the calendar year.

(12)	Income Taxes

As of the end of each of fiscal years 2025 and 2024, the Company’s gross liability for unrecognized tax benefits related to uncertain tax positions was $0.4 million and $0.4 million, respectively. If the tax benefits of such amounts were recognized, $0.3 million and $0.3 million of such amounts, respectively, would decrease the Company’s effective income tax rate. As of September 30, 2025, and September 30, 2024, the Company’s net liability for accrued interest and penalties was $0.4 million and $0.3 million, respectively. The Company has elected to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company recognized approximately $0.05 million in interest and penalties during each of the years ended September 30, 2025, and September 30, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Years Ended September 30,
	2025	2024
	(In thousands)
Beginning year balance	$353	$353
Changes related to prior year tax positions	-	-
Ending year balance	$353	$353

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

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law. The OBBBA contains a broad range of provisions affecting businesses, including provisions related to bonus depreciation, research and development expensing, a favorable change for calculating the business interest deduction limitation under Section 163(j), and modifications to certain international rules. The impacts of the OBBBA are not anticipated to be material to the Company based on current operations, however the Company will continue to evaluate any future impacts to the consolidated financial statements.

The Company’s income tax expense was as follows:

	Fiscal Years Ended September 30,
	2025	2024
	(In thousands)
Current
Federal	$2,160	$1,179
State	589	377
Total current	2,749	1,556
Deferred
Federal	814	828
State	97	223
Total deferred	911	1,051
Total	$3,660	$2,607

The principal reasons for the differences from the federal statutory income tax rate and the Company’s effective tax rate were as follows:

	Fiscal Years Ended September 30,
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.0	4.1
Permanent and other differences	0.4	0.8
Difference due to executive compensation	2.2	1.5
Tax return to provision adjustments	(0.1)	(0.1)
Uncertain tax position	0.3	0.5
Stock-based compensation	(0.9)	(0.9)
Effective income tax rate	26.9%	26.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	Fiscal Years Ended September 30,
	2025	2024
	(In thousands)
Deferred tax assets
Accrued compensation	$52	$-
Stock compensation	41	33
State taxes	282	224
Lease liability	174	258
Total deferred tax assets	549	515
Deferred tax liabilities
Property and equipment	(75)	(28)
Management contracts	(16,878)	(15,895)
ROU asset	(169)	(254)
Total deferred tax liabilities	(17,122)	(16,177)
Net deferred tax liabilities	$(16,573)	$(15,662)

(13)	Earnings per Share

The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	September 30,
	2025	2024
Weighted average common stock outstanding, basic	7,787,924	7,680,706
Dilutive impact of RSUs	41,023	41,075
Weighted average common stock outstanding, diluted	7,828,947	7,721,781

For fiscal years 2025 and 2024, the Company excluded 32,190 and 162,315 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. In each case, the excluded common stock equivalents consisted of non-vested RSUs.

(14)	Concentration of Credit Risk

The Company maintains its cash accounts with three commercial banks that, at times, may exceed federally insured limits. The amount on deposit at September 30, 2025, exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $5.4 million. In addition, total cash and cash equivalents include $66.5 million held in the First American U.S. Government Money Market Fund that is not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(15)	Recently Issued and Adopted Accounting Standards

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public companies to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, which means that it will be effective for the Company’s annual periods beginning September 1, 2024, and its interim periods beginning September 1, 2025. The Company adopted the ASU 2023-07 and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures.

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

There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2025.

(16)	Risk and Uncertainties – Geopolitical Tensions

The short and long-term implications of Russia’s invasion of Ukraine and Hamas’ attack against Israel are difficult to predict. Because of the highly uncertain and dynamic nature of these events, their impact on the Company’s business, financial condition, or operating results cannot be reasonably estimated at this time.

(17)	Subsequent Events

As of December 3, 2025, the filing date of this Annual Report on Form 10‑K, management evaluated the existence of events occurring subsequent to the end of fiscal year 2025, and determined the following to be a subsequent event:

On October 29, 2025, the Company announced a quarterly cash dividend of $0.1375 per share paid on November 26, 2025, to shareholders of record as of November 12, 2025. The declaration and payment of dividends to holders of the Company’s common stock, if any, are subject to the discretion of the Company’s Board of Directors. The Company’s Board of Directors will take into account such matters as general economic and business conditions, the Company’s strategic plans, the Company’s financial results and condition, contractual, legal, and regulatory restrictions on the payment of dividends by the Company, and such other factors as the Company’s Board of Directors may consider relevant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum LLP. On December 11, 2024, Marcum LLP resigned as the company’s independent registered public accounting firm and with the approval of the audit committee, CBIZ CPAs P.C. was engaged as the company’s independent registered public accounting firm for fiscal year 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria set forth in 2013 Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2025, were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There have been no changes in internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item can be found in our Proxy Statement for our 2026 Annual Meeting (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance,” “Delinquent Section 16(A) Reports,” and “Executive Officers.” Such information is incorporated by reference as if fully set forth in this report.

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

EQUITY COMPENSATION PLAN INFORMATION

Our Omnibus Plan, which was approved by our shareholders, is the only equity compensation plan under which we may issue our common stock.

	September 30, 2025
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders (1)	395,365	-	3,510,000
Equity compensation plans not approved by security holders	-	-	-
Total	395,365	-	3,510,000

(1)	Securities to be issued pursuant to outstanding RSUs that vest over four years at a rate of 25% per year, for which the weighted average exercise price is zero.

(2)	Excludes securities to be issued upon the vesting of outstanding RSUs. The maximum number of shares of common stock that may be issued under the Omnibus Plan is 3,835,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

10.6	First Amendment to Investment Advisory Agreement, dated as of February 28, 2017, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Focus Fund, the Hennessy Equity and Income Fund, the Hennessy Gas Utility Fund, the Hennessy Large Cap Financial Fund, the Hennessy Small Cap Financial Fund, and the Hennessy Technology Fund) (16)
10.7	Amended and Restated Investment Advisory Agreement, dated as of February 28, 2022, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Energy Transition Fund and the Hennessy Midstream Fund) (16)
10.8	Investment Advisory Agreement, dated as of December 22, 2022, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Sustainable ETF) (16)
10.9	First Amendment to Investment Advisory Agreement, dated as of April 28, 2023, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Sustainable ETF) (16)
10.10	Second Amendment to Investment Advisory Agreement, dated as of May 12, 2025, between the registrant and Hennessy Funds Trust (on behalf of the Hennessy Sustainable ETF)
10.11	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and Broad Run Investment Management, LLC (for the Hennessy Focus Fund) (4)
10.12	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and The London Company of Virginia, LLC (for the Hennessy Equity and Income Fund (equity allocation)) (4)
10.13	Sub-Advisory Agreement, dated as of October 25, 2012, between the registrant and FCI Advisors (for the Hennessy Equity and Income Fund (fixed income allocation)) (4)
10.14	Sub-Advisory Agreement, dated as of February 28, 2014, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (6)
10.15

First Amendment to Sub-Advisory Agreement, dated as of February 28, 2018, between the registrant and SPARX Asset Management Co., Ltd. (for the Hennessy Japan Fund and the Hennessy Japan Small Cap Fund) (12)

10.16	Sub-Advisory Agreement, dated as of December 22, 2022, between the registrant and Stance Capital, LLC (for the Hennessy Sustainable ETF (portfolio composition sub-advisor)) (16)

10.17	First Amendment to Sub-Advisory Agreement, dated as of April 28, 2023, between the registrant and Stance Capital, LLC (for the Hennessy Sustainable ETF (portfolio composition sub-advisor)) (16)
10.18	Second Amendment to Sub-Advisory Agreement, dated as of May 12, 2025, between the registrant and Stance Capital, LLC (for the Hennessy Sustainable ETF (portfolio composition sub-advisor))
10.19	Sub-Advisory Agreement, dated as of July 14, 2023, between the registrant and Vident Advisory, LLC (for the Hennessy Sustainable ETF (trading sub-advisor)) (16)
10.20	First Amendment to Sub-Advisory Agreement, dated as of May 12, 2025, between the registrant and Vident Advisory, LLC (for the Hennessy Sustainable ETF (trading sub-advisor))
10.21	Second Amended and Restated Servicing Agreement, dated as of February 28, 2022, between the registrant and Hennessy Funds Trust (on behalf of all Hennessy Mutual Funds) (16)
10.22	Hennessy Advisors, Inc. 2024 Omnibus Incentive Plan (1)(17)
10.23	Form of Restricted Stock Unit Award Agreement for Employees (1)(17)
10.24	Form of Restricted Stock Unit Award Agreement for Directors and Advisory Committee Members (1)(17)
10.25	Second Amended and Restated Bonus Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(11)
10.26	Amended and Restated Bonus Agreement, dated as of October 10, 2016, between the registrant and Daniel B. Steadman (1)(8)
10.27	Employment Agreement, dated as of January 26, 2018, between the registrant and Teresa M. Nilsen (1)(11)
10.28	Fourth Amended and Restated Employment Agreement, dated as of February 22, 2019, between the registrant and Neil J. Hennessy (1)(13)
10.29	First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of February 8, 2024, between the registrant and Neil J. Hennessy (1)(17)
10.30	First Amendment to Employment Agreement, dated as of February 8, 2024, between the registrant and Teresa M. Nilsen (1)(17)
10.31	Second Amendment to the Fourth Amended and Restated Employment Agreement, dated as of September 20, 2024, between the registrant and Neil J. Hennessy (1)(20)
10.32	Second Amendment to Employment Agreement, dated as of September 20, 2024, between the registrant and Teresa M. Nilsen (1)(20)
16.1	Letter from Marcum LLP dated December 16, 2024 (21)
19	Code of Ethics (which includes the Company’s Insider Trading Policy) (22)
23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm
23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a‑14a Certification of the Principal Executive Officer
31.2	Rule 13a‑14a Certification of the Principal Financial Officer
32.1	Written Statement of the Principal Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2	Written Statement of the Principal Financial Officer, Pursuant to 18 U.S.C. § 1350
97	Hennessy Advisors, Inc. Compensation Recovery Policy (1)(16)
101

The following materials from the Annual Report on Form 10-K of the registrant for the year ended September 30, 2025, filed on December 3, 2025, formatted in Inline XBRL: (i) the Balance Sheets; (ii) the Statements of Income and Comprehensive Income; (iii) the Statements of Changes in Stockholders’ Equity; (iv) the Statements of Cash Flows; (v) the Notes to Financial Statements; (vi) the information in Part I, Item 1C Cybersecurity; and (vii) the information in Part II, Item 9B Other Information.

104	The Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document).

Notes:

(1)	Management contract or compensatory plan or arrangement.
(2)	Incorporated by reference from the Company’s Form SB-2 registration statement (SEC File No. 333‑66970) filed August 6, 2001.
(3)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2009 (SEC File No. 000-49872), filed December 4, 2009.
(4)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2012 (SEC File No. 000-49872), filed January 17, 2013.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 000-49872) filed September 18, 2013.
(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2014 (SEC File No. 001-36423), filed August 6, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed October 13, 2016.
(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 001-36423), filed December 1, 2016.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed March 7, 2017.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 11, 2017.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed January 25, 2018.
(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2018 (SEC File No. 001-36423), filed May 2, 2018.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed February 25, 2019.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423), filed October 20, 2021.
(15)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2021 (SEC File No. 001-36423), filed November 24, 2021.
(16)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2023 (SEC File No. 001-36423), filed December 7, 2023.
(17)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2023 (SEC File No. 001-36423), filed February 8, 2024.
(18)	Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Shareholders held on February 8, 2024.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed May 8, 2024.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed September 20, 2024.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No. 001-36423) filed December 16, 2024.
(22)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended September 30, 2024 (SEC File No. 001‑36423), filed December 11, 2024.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Hennessy Advisors, Inc.

(Registrant)

Date: December 3, 2025
By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kathryn R. Fahy	Date: December 3, 2025
Kathryn R. Fahy Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

By:	/s/ Neil J. Hennessy	Date: December 3, 2025
Neil J. Hennessy Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Henry Hansel	Date: December 3, 2025
Henry Hansel Director

By:	/s/ Brian A. Hennessy	Date: December 3, 2025
Brian A. Hennessy Director

By:	/s/ Lydia Knight-O’Riordan	Date: December 3, 2025
Lydia Knight-O’Riordan Director

By:	/s/ Kiera Newton	Date: December 3, 2025
Kiera Newton Director

By:	/s/ Susan W. Pomilia	Date: December 3, 2025
Susan W. Pomilia Director

By:	/s/ Thomas L. Seavey	Date: December 3, 2025
Thomas L. Seavey Director