Form 10-Q
period 2025-12-31
HENNESSY ADVISORS INC
filed 2026-02-05
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐         No ☒

As of February 3, 2026, there were 7,892,177 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	December 31,	September 30,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$71,967	$72,431
Investments in marketable securities, at fair value	12	12
Investment fee income receivable	2,769	2,767
Interest income receivable	210	225
Prepaid expenses	624	797
Other accounts receivable	431	283
Total current assets	76,013	76,515
Property and equipment, net of accumulated depreciation of $1,709 and $1,643, respectively	518	524
Operating lease right-of-use asset	589	676
Management contracts	82,252	82,562
Other assets	183	182
Total assets	$159,555	$160,459
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$2,161	$4,864
Notes payable, net of issuance costs - current portion	39,894	-
Accrued payment related to management contract	-	123
Operating lease liability	373	365
Income taxes payable	1,128	661
Total current liabilities	43,556	6,013
Notes payable, net of issuance costs	-	39,807
Long-term operating lease liability	233	330
Net deferred income tax liability	16,856	16,573
Total liabilities	60,645	62,723
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,891,917 shares issued and outstanding as of December 31, 2025, and 7,889,941 as of September 30, 2025	$23,807	$23,478
Retained earnings	75,103	74,258
Total stockholders' equity	98,910	97,736
Total liabilities and stockholders' equity	$159,555	$160,459

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Revenue
Investment advisory fees	$7,761	$9,061
Shareholder service fees	559	647
Total revenue	8,320	9,708
Operating expenses
Compensation and benefits	2,475	2,766
General and administrative	1,914	1,653
Fund distribution and other	217	265
Sub-advisory fees	1,044	1,133
Depreciation	66	61
Total operating expenses	5,716	5,878
Net operating income	2,604	3,830
Interest income	(651)	(709)
Interest expense	576	572
Income before income tax expense	2,679	3,967
Income tax expense	749	1,133
Net income	$1,930	$2,834
Earnings per share
Basic	$0.24	$0.36
Diluted	$0.24	$0.36
Weighted average shares outstanding
Basic	7,890,720	7,780,122
Diluted	7,965,547	7,862,881
Cash dividends declared per share	$0.14	$0.14

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31, 2025
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2025	7,889,941	$23,478	$74,258	$97,736
Net income	-	-	1,930	1,930
Dividends paid	-	-	(1,085)	(1,085)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	77	1	-	1
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,899	19	-	19
Stock-based compensation	-	309	-	309
Balance at December 31, 2025	7,891,917	$23,807	$75,103	$98,910

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31, 2024
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	2,834	2,834
Dividends paid	-	-	(1,070)	(1,070)
Employee and director restricted stock vested	3,294			-
Repurchase of vested employee restricted stock for tax withholding	(1)	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	213	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,771	18	-	18
Stock-based compensation	-	299	-	299
Balance at December 31, 2024	7,783,612	22,911	70,483	93,394

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$1,930	$2,834
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	66	61
Change in right-of-use asset and operating lease liability	(2)	2
Amortization of note issuance costs	87	81
Deferred income taxes	283	278
Stock-based compensation	309	299
Expense related to previously capitalized management contract costs	310	-
Change in operating assets and liabilities
Investment fee income receivable	(2)	(371)
Interest income receivable	15	18
Prepaid expenses	173	210
Other accounts receivable	(148)	(17)
Other assets	(1)	1
Accrued liabilities and accounts payable	(2,826)	(2,013)
Income taxes payable	467	851
Net cash provided by operating activities	661	2,234
Cash flows from investing activities
Purchases of property and equipment	(60)	(117)
Payments related to management contracts	-	(10)
Net cash used in investing activities	(60)	(127)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	1	2
Dividend payments	(1,066)	(1,052)
Net cash used in financing activities	(1,065)	(1,050)
Net (decrease) increase in cash and cash equivalents	(464)	1,057
Cash and cash equivalents at the beginning of the period	72,431	63,922
Cash and cash equivalents at the end of the period	$71,967	$64,979
Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$3
Cash paid for interest	$491	$491
Dividend reinvestment issued in shares	$19	$18

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three months ended December 31, 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2025, the Company’s operating results for the three months ended December 31, 2025 and 2024, and the Company’s cash flows for the three months ended December 31, 2025 and 2024. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2025, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2025.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. The fair value of the management contract asset was estimated as of September 30, 2025, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of December 31, 2025, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

Under Accounting Standards Codification 350 — Intangibles - Goodwill and Other, intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The Company considered various factors, such as likelihood of continued renewal, whether there are foreseeable limits on net cash flows, and whether the Company is dependent on a limited number of investors, in determining the useful life of the management contracts. Based on its analysis, the Company considers the management contract asset to be an intangible asset with an indefinite useful life and no impairment as of the end of the current period.

On March 14, 2025, the Company signed a definitive agreement with STF Management, LP to purchase the assets related to the management of two ETFs. On January 1, 2026, the agreement was terminated. As a result, for the three months ended December 31, 2025, the Company expensed $0.3 million in costs associated with the agreement that had previously been capitalized.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$67,404	$-	$-	$67,404
Mutual fund investments	12	-	-	12
Total	$67,416	$-	$-	$67,416
Amounts included in:
Cash and cash equivalents	$67,404	$-	$-	$67,404
Investments in marketable securities	12	-	-	12
Total	$67,416	$-	$-	$67,416

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$66,739	$-	$-	$66,739
Mutual fund investments	12	-	-	12
Total	$66,751	$-	$-	$66,751
Amounts included in:
Cash and cash equivalents	$66,739	$-	$-	$66,739
Investments in marketable securities	12	-	-	12
Total	$66,751	$-	$-	$66,751

There were no transfers between levels during the three months ended December 31, 2025, or the year ended September 30, 2025.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $40.3 million as of December 31, 2025, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the fiscal year ended September 30, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the fiscal year ended September 30, 2024. There were no other long‑term operating leases as of December 31, 2025.

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

	December 31, 2025	September 30, 2025
Weighted average remaining lease term	1.6 years	1.8 years
Weighted average discount rate	6.15%	6.15%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

December 31, 2025
(In thousands)
Remainder of fiscal year 2026	$297
Fiscal year 2027	338
Total undiscounted cash flows	635
Present value discount	(29)
Total operating lease liabilities	$606

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	December 31, 2025	September 30, 2025
	(In thousands)
Accrued bonus liabilities	$917	$3,711
Accrued sub-advisor fees	339	338
Other accrued expenses	905	815
Total accrued liabilities and accounts payable	$2,161	$4,864

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the three months ended December 31, 2025 and 2024, were 28.0% and 28.6%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF. Such contractual expense ratio limitations will expire February 28, 2027, unless extended. Total fees waived during the three months ended December 31, 2025 and December 31, 2024, were $0.06 million and $0.03 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Three Months Ended December 31, 2025
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	395,365	$8.52
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance at end of period	395,365	$8.52

Additional information related to RSUs is as follows:

December 31, 2025
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$3,019
Weighted average remaining years to expense for RSUs	1.5

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 1,976 and 1,984 shares of common stock during the three months ended December 31, 2025 and 2024, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,511,452 remained available for issuance as of December 31, 2025.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the three months ended December 31, 2025.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended December 31,
	2025	2024
Weighted average common stock outstanding, basic	7,890,720	7,780,122
Dilutive impact of RSUs	74,827	82,759
Weighted average common stock outstanding, diluted	7,965,547	7,862,881

For the three months ended December 31, 2025 and 2024, the Company excluded 0 and 11,223 common stock equivalents, respectively, from the diluted earnings per share calculations because they were not dilutive. The excluded common stock equivalents consisted of non‑vested RSUs.

The Company paid a quarterly cash dividend of $0.1375 per share on November 26, 2025, to shareholders of record as of November 12, 2025.

(12)	Recently Issued and Adopted Accounting Standards

The Company has reviewed accounting pronouncements issued between the filing date of its most recent Form 10-K, which was December 3, 2025, and the filing date of this Form 10-Q and has determined that no accounting pronouncements issued would have a material impact on the Company’s financial position, results of operations, or disclosures, except as disclosed below.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted this standard in its 10-K filing for fiscal year 2025.

As of December 31, 2025, the Company operates in one business segment, which is its investment advisory business. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”), and included consideration of factors such as revenue coming from a single source (investment advisory fees generated by the Hennessy Funds) and the Company utilizing the same technology, marketing, sales, and distribution programs to support all of the Hennessy Funds. The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income, as reported on the statement of income. The CODM does not regularly review disaggregated expense categories beyond those presented in the accompanying statements of income. The measure of segment assets is reported in the accompanying balance sheets as “Total assets.” Expenditures for long-lived assets are reported as “Purchases of property and equipment” on the statements of cash flows.

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

The Company has evaluated subsequent events through the date these financial statements were issued and has concluded that no material events occurred during this period that require recognition or disclosure, other than those disclosed below.

On January 1, 2026, the definitive agreement with STF Management, LP, signed in March 2025, was terminated. As a result, for the three months ended December 31, 2025, the Company expensed costs associated with the agreement that had previously been capitalized.

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

Forward-looking statements are subject to risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2025, including under the section entitled “Risk Factors” in such report. Unforeseen developments could cause actual performance or results to differ substantially from those expressed in or suggested by the forward-looking statements. Management does not assume responsibility for the accuracy or completeness of these forward-looking statements. There is no regulation requiring an update of any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

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

Our business strategy centers on (i) the identification, completion, and integration of future acquisitions and (ii) organic growth, through both the retention of the fund assets we currently manage and the generation of inflows into the funds we manage. The success of our business strategy may be influenced by the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. All statements regarding our business strategy, as well as statements regarding market trends and risks and assumptions about changes in the marketplace, are forward-looking by their nature.

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

On a total return basis, the Dow Jones Industrial Average was up 4.03% for the three months ended December 31, 2025. During the most recent quarter, equity prices increased buoyed by earnings growth, broad margin expansion, expectations of supportive monetary policy and continued strength in large cap technology and artificial intelligence (AI) related companies. While valuations broadly appear to be elevated, investors seem to be looking toward continued strength in the economy coupled with the potential for lower interest rates over the coming year. According to Bloomberg, the market is pricing in between two and three interest rate cuts for the balance of calendar year 2026. Investors also appear to be expecting a year that will be less focused on the prospect of trade wars and tariff announcements and more focused on economic fundamentals.

Long-term U.S. bond yields were close to flat during the three months ended December 31, 2025. While inflation remains above the Federal Reserve’s 2% goal, economic data points to a continued moderation in the pace of inflation, despite a resilient global economy. Projections compiled by Bloomberg estimate that the Consumer Price Index will advance by 2.8% in 2025 and in 2026, after increasing by 3.0% in 2024. Investors may continue to focus on inflation data and its implications for future interest rate cuts. On the labor front, the unemployment rate is 4.6%, as of November 2025, which is up from 4.2% a year earlier.

The Japanese equity market was up 2.53% in U.S. dollar terms over the three months ended December 31, 2025, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as strong foreign capital inflows, structural corporate reforms, positive policy expectations, and earnings resilience propelled an increase in shares value.

For the twelve months ended December 31, 2025, all but one of the Hennessy Funds generated positive total returns. In addition, for the three‑year period ending December 31, 2025, all 17 Hennessy Funds posted positive annualized total returns. Over the longer term, the 16 Hennessy Funds with over five and ten years of operating history all posted positive returns in the five- and ten-year periods ended December 31, 2025.

As always, we are committed to providing superior service to investors and employing a consistent and disciplined approach to investing based on a buy‑and‑hold philosophy that rejects the idea of market timing. Our goal is to provide products that investors can have confidence in, knowing their money is invested as promised and with their best interests in mind. Accordingly, we continually seek new and improved ways to support investors in the Hennessy Funds, including by providing market insights, sector highlights, and other resources to help them manage their fund investments with confidence. We operate a robust and leading‑edge marketing automation and customer relationship management (CRM) system, with a database of over 100,000 financial advisors, in addition to retail investors. We utilize this technology both to help retain assets and to drive new purchases into the Hennessy Funds. We employ a comprehensive marketing and sales program consisting of content, digital, social media, and traditional marketing initiatives and proactive meetings. In addition, our consistent annual public relations campaigns have resulted in the Hennessy brand name appearing on TV, radio, print, or online media on average once every four days.

We provide service to nearly 175,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 10,300 financial advisors who utilize the Hennessy Funds on behalf of their clients, including roughly 200 who purchased one of our Funds for the first time during the most recent quarter. Approximately 18% of such advisors own two or more Hennessy Funds, and approximately 700 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of December 31, 2025, was $4.1 billion, a decrease of $0.7 billion, or 14.3%, compared to December 31, 2024. The decrease in total assets was attributable to net outflows from the Hennessy Funds, partly offset by market appreciation.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since the quarter ended December 31, 2024:

	Fiscal Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	(In thousands)
Beginning assets under management	$4,244,768	$4,280,005	$4,255,690	$4,778,982	$4,642,363
Acquisition inflows	-	-	-	-	-
Organic inflows	129,602	168,609	230,592	411,904	544,985
Redemptions	(386,594)	(377,338)	(451,681)	(786,936)	(375,276)
Market appreciation (depreciation)	106,379	173,492	245,404	(148,260)	(33,090)
Ending assets under management	$4,094,155	$4,244,768	$4,280,005	$4,255,690	$4,778,982

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since the quarter ended December 31, 2024:

	Fiscal Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,220,417	$2,253,847	$2,192,046	$2,443,179	$2,570,073
Institutional Class	1,855,458	1,913,241	1,818,345	2,204,908	2,150,654
Hennessy ETFs	94,885	94,128	88,393	98,293	103,324
Average assets under management	$4,170,760	$4,261,216	$4,098,784	$4,746,380	$4,824,051

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of December 31, 2025, this asset had a net balance of $82.3 million, compared to $82.6 million as of September 30, 2025. This decrease is related to a current period expense of previously capitalized costs as a result of the recent termination of the definitive agreement signed with STF Management, LP in March 2025.

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

The 2026 Notes are the principal liability on our balance sheet at $39.9 million, net of issuance costs. At December 31, 2025, the 2026 Notes were reclassified from long-term to current as the maturity date is within twelve months.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of December 31, 2025, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes mature on December 31, 2026, and may now be redeemed in whole or in part at any time or from time to time at our option.

Our total assets under management as of December 31, 2025, was $4.1 billion, a decrease of $0.7 billion, or 14.3%, compared to December 31, 2024. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the three months ended December 31, 2025, was $4.2 billion, a decrease of $0.7 billion, or 13.5%, compared to the three months ended December 31, 2024. As of December 31, 2025, we had cash and cash equivalents of $72.0 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Three Months
	Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$661	$2,234
Net cash used in investing activities	(60)	(127)
Net cash used in financing activities	(1,065)	(1,050)
Net (decrease) increase in cash and cash equivalents	$(464)	$1,057

The decrease in cash provided by operating activities of $1.6 million was primarily due to decreased accrued liabilities and accounts payable and decreased net income in the current period.

The decrease in cash used in investing activities of $0.07 million was due to decreased purchases of property and equipment in the current period.

The increase in cash used in financing activities of $0.02 million was due to the increased dollar amount of dividends paid as a result of having more shares outstanding in the current period than in the prior comparable period.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended December 31,
	2025		2024
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,761	93.3%	$9,061	93.3%
Shareholder service fees	559	6.7	647	6.7
Total revenue	8,320	100.0	9,708	100.0
Operating expenses
Compensation and benefits	2,475	29.7	2,766	28.5
General and administrative	1,914	23.0	1,653	17.0
Fund distribution and other	217	2.7	265	2.7
Sub-advisory fees	1,044	12.5	1,133	11.7
Depreciation	66	0.8	61	0.6
Total operating expenses	5,716	68.7	5,878	60.5
Net operating income	2,604	31.3	3,830	39.5
Interest income	(651)	(7.8)	(709)	(7.3)
Interest expense	576	6.9	572	5.9
Income before income tax expense	2,679	32.2	3,967	40.9
Income tax expense	749	9.1	1,133	11.6
Net income	$1,930	23.2%	$2,834	29.2%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, total revenue decreased by 14.3%, from $9.7 million to $8.3 million, investment advisory fees decreased by 14.3%, from $9.1 million to $7.8 million, and shareholder service fees decreased by 13.6%, from $0.65 million to $0.56 million.

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

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended December 31, 2025, was $4.2 billion, which represents a decrease of $0.7 billion, or 13.5%, compared to the three months ended December 31, 2024. The Hennessy Fund with the largest average daily net assets for the three months ended December 31, 2025, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.3 billion. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three months ended December 31, 2025, was the Hennessy Focus Fund, with $0.6 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of December 31, 2025, was $4.1 billion, a decrease of $0.7 billion, or 14.3%, compared to December 31, 2024. The decrease in total assets was attributable to net outflows from the Hennessy Funds, partly offset by market appreciation.

None of the Hennessy Funds had net inflows during the three months ended December 31, 2025.

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended December 31, 2025
Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$(90)	million
Hennessy Focus Fund	(58)	million
Hennessy Japan Fund	(42)	million

Redemptions as a percentage of assets under management increased from an average of 2.6% per month during the three months ended December 31, 2024, to an average of 3.1% per month during the three months ended December 31, 2025.

Operating Expenses

Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, total operating expenses decreased  by 2.8% from $5.9 million to $5.7 million. As a percentage of total revenue, total operating expenses increased 5.1 percentage points to 68.7%. The dollar value decrease in operating expenses was due to decreases in the compensation and benefits, fund distribution and other, and sub-advisory fees categories offset by increases in general and administrative and depreciation expense categories.

Compensation and Benefits Expense: Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, compensation and benefits expense decreased by 10.5%, from $2.8 million to $2.5 million. As a percentage of total revenue, compensation and benefits expense increased 2.2 percentage points to 29.7%. The dollar value decrease in compensation and benefit expense was due to a decrease in incentive-based compensation in the current period.

General and Administrative Expense: Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, general and administrative expense increased by 15.8%, from $1.7 million to $1.9 million. As a percentage of total revenue, general and administrative expense increased 1.9 percentage points to 23.0%. The increase in general and administrative expense was primarily due to the recent termination of the definitive agreement signed with STF Management, LP in March 2025 and the related expense of previously capitalized costs in the current period.

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

Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, fund distribution and other expense decreased by 18.1%, from $0.3 million to $0.2 million. As a percentage of total revenue, fund distribution and other expense remained the same at 2.7%. The dollar value decrease in fund distribution and other expense was primarily due to decreased average daily net assets across the Hennessy Funds in the current period.

Sub-Advisory Fees Expense: Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, sub-advisory fees expense decreased by 7.9%, from $1.1 million to $1.0 million. As a percentage of total revenue, sub-advisory fees expense increased 0.8 percentage points to 12.5%. The dollar value decrease in sub-advisory fees expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds in the current period.

Depreciation Expense: Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, depreciation expense increased by 8.2% from $0.06 million to $0.07 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.8%. The increase in depreciation expense resulted from more fixed asset purchases in the current period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, interest income decreased from $0.71 million to $0.65 million. The decrease in interest income resulted from decreased interest rates in the current period.

Interest Expense

Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, interest expense increased from $0.57 million to $0.58 million. The increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, income tax expense decreased by 33.9%, from $1.1 million to $0.7 million. The decrease in income tax expense was due to decreased net operating income, as well as a lower effective income tax rate in the current period due to changes in exposure to state income tax liability based on the location of investors in the Hennessy Funds.

Net Income

Comparing the three months ended December 31, 2024, to the three months ended December 31, 2025, net income decreased by 31.9%, from $2.8 million to $1.9 million. The decrease in net income was primarily due to decreased revenue in the current period.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These accounting policies, methods, and estimates are an integral part of the financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods, and estimates are particularly sensitive because of their significance to the financial statements and because future events affecting them may differ markedly from management’s current judgment. For a discussion of the accounting policies and estimates that we believe are most critical to understanding our results of operations and financial position, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2025. There has been no material change to our critical accounting estimates disclosed in such Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended December 31, 2025, filed on February 5, 2026, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: February 5, 2026	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)