Form 10-Q
period 2026-03-31
HENNESSY ADVISORS INC
filed 2026-05-06
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐         No ☒

As of May 4, 2026, there were 7,902,394 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$73,055	$72,431
Investments in marketable securities, at fair value	13	12
Investment fee income receivable	2,714	2,767
Interest income receivable	213	225
Prepaid expenses	717	797
Other accounts receivable	397	283
Total current assets	77,109	76,515
Property and equipment, net of accumulated depreciation of $1,600 and $1,643, respectively	498	524
Operating lease right-of-use asset	500	676
Management contracts	82,252	82,562
Other assets	181	182
Total assets	$160,540	$160,459
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$2,950	$4,864
Notes payable, net of issuance costs - current portion	39,981	-
Accrued payment related to management contract	-	123
Operating lease liability	382	365
Income taxes payable	40	661
Total current liabilities	43,353	6,013
Notes payable, net of issuance costs	-	39,807
Long-term operating lease liability	134	330
Net deferred income tax liability	17,037	16,573
Total liabilities	60,524	62,723
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,902,287 shares issued and outstanding as of March 31, 2026, and 7,889,941 as of September 30, 2025	$24,188	$23,478
Retained earnings	75,828	74,258
Total stockholders' equity	100,016	97,736
Total liabilities and stockholders' equity	$160,540	$160,459

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
Investment advisory fees	$7,581	$8,673	$15,342	$17,734
Shareholder service fees	552	603	1,111	1,250
Total revenue	8,133	9,276	16,453	18,984
Operating expenses
Compensation and benefits	2,563	2,674	5,038	5,440
General and administrative	1,637	1,799	3,551	3,452
Fund distribution and other	233	251	450	516
Sub-advisory fees	1,004	1,032	2,048	2,165
Depreciation	86	69	152	130
Total operating expenses	5,523	5,825	11,239	11,703
Net operating income	2,610	3,451	5,214	7,281
Interest income	(614)	(677)	(1,265)	(1,386)
Interest expense	578	572	1,154	1,144
Income before income tax expense	2,646	3,556	5,325	7,523
Income tax expense	736	973	1,485	2,106
Net income	$1,910	$2,583	$3,840	$5,417
Earnings per share
Basic	$0.25	$0.33	$0.49	$0.70
Diluted	$0.24	$0.33	$0.48	$0.69
Weighted average shares outstanding
Basic	7,897,040	7,784,225	7,893,840	7,782,152
Diluted	8,002,047	7,912,156	7,982,858	7,890,031
Cash dividends declared per share	$0.15	$0.14	$0.29	$0.28

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2026
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2025	7,889,941	$23,478	$74,258	$97,736
Net income	-	-	1,930	1,930
Dividends paid	-	-	(1,085)	(1,085)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	77	1	-	1
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,899	19	-	19
Stock-based compensation	-	309	-	309
Balance at December 31, 2025	7,891,917	$23,807	$75,103	$98,910
Net income	-	-	1,910	1,910
Dividends paid	-	-	(1,185)	(1,185)
Employee and director restricted stock vested	7,425	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	798	8	-	8
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,147	22	-	22
Stock-based compensation	-	351	-	351
Balance at March 31, 2026	7,902,287	$24,188	$75,828	$100,016

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31, 2025
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	2,834	2,834
Dividends paid	-	-	(1,070)	(1,070)
Employee and director restricted stock vested	3,294			-
Repurchase of vested employee restricted stock for tax withholding	(1)	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	213	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,771	18	-	18
Stock-based compensation	-	299	-	299
Balance at December 31, 2024	7,783,612	22,911	70,483	93,394
Net income	-	$-	$2,583	$2,583
Dividends paid	-	-	(1,070)	(1,070)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	164	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,774	20	-	20
Stock-based compensation	-	274	-	274
Balance at March 31, 2025	7,785,550	$23,207	$71,996	$95,203

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$3,840	$5,417
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	152	130
Unrealized gain on marketable securities	(1)	-
Change in right-of-use asset and operating lease liability	(3)	3
Amortization of note issuance costs	174	163
Deferred income taxes	464	477
Stock-based compensation	660	573
Expense related to previously capitalized management contract costs	310	-
Change in operating assets and liabilities
Investment fee income receivable	53	(19)
Interest income receivable	12	16
Prepaid expenses	80	151
Other accounts receivable	(114)	2
Other assets	1	1
Accrued liabilities and accounts payable	(2,037)	(965)
Income taxes payable	(621)	30
Net cash provided by operating activities	2,970	5,979
Cash flows from investing activities
Purchases of property and equipment	(126)	(198)
Payments related to management contracts	-	(43)
Net cash used in investing activities	(126)	(241)
Cash flows from financing activities
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Repurchase Plan	9	4
Dividend payments	(2,229)	(2,102)
Net cash used in financing activities	(2,220)	(2,098)
Net increase in cash and cash equivalents	624	3,640
Cash and cash equivalents at the beginning of the period	72,431	63,922
Cash and cash equivalents at the end of the period	$73,055	$67,562
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,642	$1,599
Cash paid for interest	$981	$981
Dividend reinvestment issued in shares	$41	$38

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and six months ended March 31, 2026, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2026, the Company’s operating results for the three and six months ended March 31, 2026 and 2025, and the Company’s cash flows for the six months ended March 31, 2026 and 2025. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2025, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2025.

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

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. The fair value of the management contract asset was estimated as of September 30, 2025, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of March 31, 2026, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

On March 14, 2025, the Company signed a definitive agreement with STF Management, LP to purchase the assets related to the management of two ETFs. On January 1, 2026, the agreement was terminated. As a result, for the six months ended March 31, 2026, the Company expensed $0.3 million in costs associated with the agreement that had previously been capitalized, and the Company expensed an additional $0.1 million in costs associated with the agreement incurred in the current period.

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$71,014	$-	$-	$71,014
Mutual fund investments	13	-	-	13
Total	$71,027	$-	$-	$71,027
Amounts included in:
Cash and cash equivalents	$71,014	$-	$-	$71,014
Investments in marketable securities	13	-	-	13
Total	$71,027	$-	$-	$71,027

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$66,739	$-	$-	$66,739
Mutual fund investments	12	-	-	12
Total	$66,751	$-	$-	$66,751
Amounts included in:
Cash and cash equivalents	$66,739	$-	$-	$66,739
Investments in marketable securities	12	-	-	12
Total	$66,751	$-	$-	$66,751

There were no transfers between levels during the three months ended March 31, 2026, or the year ended September 30, 2025.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

The fair value of the 2026 Notes (see Note 7) was approximately $39.9 million as of March 31, 2026, based on the last trading price of the notes on that date (Level 1). The Company did not elect to apply the fair value option to the carrying value of the 2026 Notes under Accounting Standards Codification 825 — Financial Instruments.

(5)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the fiscal year ended September 30, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the fiscal year ended September 30, 2024. There were no other long‑term operating leases as of March 31, 2026.

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

	March 31, 2026	September 30, 2025
Weighted average remaining lease term	1.3 years	1.8 years
Weighted average discount rate	6.15%	6.15%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

March 31, 2026
(In thousands)
Remainder of fiscal year 2026	$199
Fiscal year 2027	337
Total undiscounted cash flows	536
Present value discount	(20)
Total operating lease liabilities	$516

(6)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	March 31, 2026	September 30, 2025
	(In thousands)
Accrued bonus liabilities	$1,643	$3,711
Accrued sub-advisor fees	331	338
Other accrued expenses	976	815
Total accrued liabilities and accounts payable	$2,950	$4,864

(7)	Debt Outstanding

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

The Company’s effective income tax rates for the six months ended March 31, 2026 and 2025, were 27.9% and 28.0%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(9)	Commitments and Contingencies

In addition to the operating leases discussed in Note 5, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF. Such contractual expense ratio limitations will expire February 28, 2027, unless extended. Total fees waived during the six months ended March 31, 2026 and 2025,were $0.11 million and $0.09 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

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

A summary of RSU activity is as follows:

	Six Months Ended March 31, 2026
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	395,365	$8.52
Granted	-	-
Vested	(7,425)	(8.44)
Forfeited	-	-
Non-vested balance at end of period	387,940	$8.52

Additional information related to RSUs is as follows:

March 31, 2026
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,668
Weighted average remaining years to expense for RSUs	1.4

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 4,921 and 3,922 shares of common stock during the six months ended March 31, 2026 and 2025, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,508,507 remained available for issuance as of March 31, 2026.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the six months ended March 31, 2026.

(11)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average common stock outstanding, basic	7,897,040	7,784,225
Dilutive impact of RSUs	105,007	127,931
Weighted average common stock outstanding, diluted	8,002,047	7,912,156

	Six Months Ended March 31,
	2026	2025
Weighted average common stock outstanding, basic	7,893,840	7,782,152
Dilutive impact of RSUs	89,018	107,879
Weighted average common stock outstanding, diluted	7,982,858	7,890,031

For the three and six months ended March 31, 2026 and 2025, the Company included all common stock equivalents in the diluted earnings per share calculations as all common stock equivalents were dilutive.

The Company paid a quarterly cash dividend of $0.15 per share on March 4, 2026, to shareholders of record as of February 18, 2026.

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

As of March 31, 2026, the Company operates in one business segment, which is its investment advisory business. The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”), and included consideration of factors such as revenue coming from a single source (investment advisory fees generated by the Hennessy Funds) and the Company utilizing the same technology, marketing, sales, and distribution programs to support all of the Hennessy Funds. The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income, as reported on the statement of income. The CODM does not regularly review disaggregated expense categories beyond those presented in the accompanying statements of income. The measure of segment assets is reported in the accompanying balance sheets as “Total assets.” Expenditures for long-lived assets are reported as “Purchases of property and equipment” on the statements of cash flows.

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

On a total return basis, the Dow Jones Industrial Average was up 0.71% for the six months ended March 31, 2026. During the most recent quarter, equity prices declined as geopolitical fears coupled with prospective interest rate cuts have seemed to cause investors to reconsider the case for continued economic growth. A joint United States and Israeli military campaign against Iran has had the effect of both spiking oil prices and closing the Strait of Hormuz, a key oil and gas shipping channel. The uncertainty around the potential length of the action and its implications for oil and gas prices has caused global unease. The immediate effect of these dynamics has been rising gasoline prices, the prospect of dampened consumer spending, and the possibility of increased inflation. While the bond market had been expecting two interest rate cuts by the Federal Reserve in 2026, currently the bond market is not pricing in any rate cuts this year on account of an expectation of elevated rates of inflation returning, according to Bloomberg.

Long-term U.S. bond yields rose during the three months ended March 31, 2026. Higher oil and gas prices may portend a higher level of inflation, especially if a resolution with Iran is not reached soon. Before the conflict in the Middle East, inflation remained above the Federal Reserve’s 2% goal but was slowly making progress toward that goal. Projections compiled by Bloomberg estimate that the Consumer Price Index will advance by 3.1% in 2026, after increasing by 2.7% in 2025.

The Japanese equity market was up 4.69% in U.S. dollar terms over the six months ended March 31, 2026, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as aggressive corporate governance reforms, a weak yen boosting exporter profits, a return to moderate inflation, and renewed foreign investment drove an increase in share values.

For the one‑, three‑, five-, and ten year periods ending March 31, 2026, all 17 Hennessy Funds posted positive total returns (except that the Hennessy Sustainable ETF does not have ten years of performance history).

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

We provide service to nearly 170,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 10,200 financial advisors who utilize the Hennessy Funds on behalf of their clients, including roughly 200 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and approximately 700 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of March 31, 2026, was $3.9 billion, a decrease of $0.3 billion, or 7.8%, compared to March 31, 2025. The decrease in total assets was attributable to net outflows from the Hennessy Funds, partly offset by market appreciation.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since the quarter ended March 31, 2025:

	Fiscal Quarter Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(In thousands)
Beginning assets under management	$4,094,155	$4,244,768	$4,280,005	$4,255,690	$4,778,982
Acquisition inflows	-	-	-	-	-
Organic inflows	151,133	129,602	168,609	230,592	411,904
Redemptions	(329,410)	(386,594)	(377,338)	(451,681)	(786,936)
Market appreciation (depreciation)	9,322	106,379	173,492	245,404	(148,260)
Ending assets under management	$3,925,200	$4,094,155	$4,244,768	$4,280,005	$4,255,690

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since the quarter ended March 31, 2025:

	Fiscal Quarter Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,235,630	$2,220,417	$2,253,847	$2,192,046	$2,443,179
Institutional Class	1,840,965	1,855,458	1,913,241	1,818,345	2,204,908
Hennessy ETFs	92,986	94,885	94,128	88,393	98,293
Average assets under management	$4,169,581	$4,170,760	$4,261,216	$4,098,784	$4,746,380

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of March 31, 2026, this asset had a net balance of $82.3 million, compared to $82.6 million as of September 30, 2025. This decrease is related to a current period expense of previously capitalized costs as a result of the termination on January 1, 2026 of the definitive agreement signed with STF Management, LP in March 2025.

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

The 2026 Notes are the principal liability on our balance sheet at $40.0 million, net of issuance costs. At December 31, 2025, the 2026 Notes were reclassified from long-term to current as the maturity date is within twelve months.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of March 31, 2026, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes mature on December 31, 2026, and may now be redeemed in whole or in part at any time or from time to time at our option.

Our total assets under management as of March 31, 2026, was $3.9 billion, a decrease of $0.3 billion, or 7.8%, compared to March 31, 2025. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the six months ended March 31, 2026, was $4.2 billion, a decrease of $0.6 billion, or 12.9%, compared to the six months ended March 31, 2025. As of March 31, 2026, we had cash and cash equivalents of $73.0 million.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Six Months
	Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$2,970	$5,979
Net cash used in investing activities	(126)	(241)
Net cash used in financing activities	(2,220)	(2,098)
Net increase in cash and cash equivalents	$624	$3,640

The decrease in cash provided by operating activities of $3.0 million was primarily due to decreased net income and decreased accrued liabilities and accounts payable in the current period.

The decrease in cash used in investing activities of $0.1 million was due to decreased purchases of property and equipment in the current period.

The increase in cash used in financing activities of $0.1 million was due to the increased dollar amount of dividends paid as a result of an increased dividend rate and having more shares outstanding in the current period than in the prior comparable period.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended March 31,
	2026		2025
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,581	93.2%	$8,673	93.5%
Shareholder service fees	552	6.8	603	6.5
Total revenue	8,133	100.0	9,276	100.0
Operating expenses
Compensation and benefits	2,563	31.5	2,674	28.8
General and administrative	1,637	20.1	1,799	19.5
Fund distribution and other	233	2.9	251	2.7
Sub-advisory fees	1,004	12.3	1,032	11.1
Depreciation	86	1.1	69	0.7
Total operating expenses	5,523	67.9	5,825	62.8
Net operating income	2,610	32.1	3,451	37.2
Interest income	(614)	(7.5)	(677)	(7.3)
Interest expense	578	7.1	572	6.2
Income before income tax expense	2,646	32.5	3,556	38.3
Income tax expense	736	9.0	973	10.5
Net income	$1,910	23.5%	$2,583	27.8%

	Six Months Ended March 31,
	2026		2025
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$15,342	93.2%	$17,734	93.4%
Shareholder service fees	1,111	6.8	1,250	6.6
Total revenue	16,453	100.0	18,984	100.0
Operating expenses
Compensation and benefits	5,038	30.6	5,440	28.7
General and administrative	3,551	21.6	3,452	18.2
Fund distribution and other	450	2.8	516	2.7
Sub-advisory fees	2,048	12.4	2,165	11.4
Depreciation	152	0.9	130	0.7
Total operating expenses	11,239	68.3	11,703	61.7
Net operating income	5,214	31.7	7,281	38.3
Interest income	(1,265)	(7.7)	(1,386)	(7.3)
Interest expense	1,154	7.0	1,144	6.0
Income before income tax expense	5,325	32.4	7,523	39.6
Income tax expense	1,485	9.1	2,106	11.1
Net income	$3,840	23.3%	$5,417	28.5%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, total revenue decreased by 12.3%, from $9.3 million to $8.1 million, investment advisory fees decreased by 12.6%, from $8.7 million to $7.6 million, and shareholder service fees decreased by 8.5%, from $0.60 million to $0.55 million. Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, total revenue decreased by 13.3%, from $19.0 million to $16.5 million, investment advisory fees decreased by 13.5%, from $17.7 million to $15.3 million, and shareholder service fees decreased by 11.1%, from $1.3 million to $1.1 million.

In each period, the decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended March 31, 2026, was $4.2 billion, which represents a decrease of $0.6 billion, or 12.2%, compared to the three months ended March 31, 2025, and average daily net assets of the Hennessy Funds for the six months ended March 31, 2026, was $4.2 billion, which represents a decrease of $0.6 billion, or 12.9%, compared to the six months ended March 31, 2025. The Hennessy Fund with the largest average daily net assets for the three and six months ended March 31, 2026, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.2 billion for both periods. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three and six months ended March 31, 2026, was the Hennessy Focus Fund, with $0.5 billion for both periods. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of March 31, 2026, was $3.9 billion, a decrease of $0.3 billion, or 7.8%, compared to March 31, 2025. The decrease in total assets was attributable to net outflows from the Hennessy Funds, partly offset by market appreciation.

The only Hennessy Fund with net inflows was as follows:

Three Months Ended March 31, 2026			Six Months Ended March 31, 2026
Fund Name	Amount		Fund Name	Amount
Hennessy Energy Transition Fund	$5	million	Hennessy Energy Transition Fund	$5	million

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended March 31, 2026			Six Months Ended March 31, 2026
Fund Name	Amount		Fund Name	Amount
Hennessy Cornerstone Mid Cap 30 Fund	$(87)	million	Hennessy Cornerstone Mid Cap 30 Fund	$(177)	million
Hennessy Focus Fund	(21)	million	Hennessy Focus Fund	(79)	million
Hennessy Cornerstone Growth Fund	(17)	million	Hennessy Japan Fund	(48)	million

Redemptions as a percentage of assets under management decreased from an average of 5.5% per month during the three months ended March 31, 2025, to an average of 2.6% per month during the three months ended March 31, 2026. Redemptions as a percentage of assets under management decreased from an average of 4.0% per month during the six months ended March 31, 2025 to an average of 2.8% per month during the six months ended March 31, 2026.

Operating Expenses

Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, total operating expenses decreased by 5.2% from $5.8 million to $5.5 million. As a percentage of total revenue, total operating expenses increased 5.1 percentage points to 67.9%. The dollar value decrease in operating expenses was due to decreases in the compensation and benefits, general and administrative, fund distribution and other, and sub-advisory fees categories, partly offset by an increase in depreciation expense.

Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, total operating expenses decreased by 4.0% from $11.7 million to $11.2 million. As a percentage of total revenue, total operating expenses increased 6.6 percentage points to 68.3%. The dollar value decrease in operating expenses was due to decreases in the compensation and benefits, fund distribution and other, and sub-advisory fees categories, partly offset by increases in general and administrative and depreciation expense categories.

Compensation and Benefits Expense: Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, compensation and benefits expense decreased by 4.2%, from $2.7 million to $2.6 million. As a percentage of total revenue, compensation and benefits expense increased 2.7 percentage points to 31.5%.

Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, compensation and benefits expense decreased by 7.4%, from $5.4 million to $5.0 million. As a percentage of total revenue, compensation and benefits expense increased 1.9 percentage points to 30.6%.

In each period, the dollar value decrease in compensation and benefit expense was due to a decrease in incentive-based compensation in the current period.

General and Administrative Expense: Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, general and administrative expense decreased by 9.0%, from $1.8 million to $1.6 million. As a percentage of total revenue, general and administrative expense increased 0.6 percentage points to 20.1%. The dollar value decrease in general and administrative expense was primarily due to decreased sales and distribution expense in the current period.

Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, general and administrative expense increased by 2.9%, from $3.5 million to $3.6 million. As a percentage of total revenue, general and administrative expense increased 3.4 percentage points to 21.6%. The increase in general and administrative expense was primarily due to the termination on January 1, 2026, of the definitive agreement signed with STF Management, LP in March 2025 and the related expense of previously capitalized costs in the current period.

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

Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, fund distribution and other expense decreased by 7.2%, from $0.3 million to $0.2 million. As a percentage of total revenue, fund distribution and other expense increased 0.2 percentage points to 2.9%.

Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, fund distribution and other expense decreased by 12.8%, from $0.52 million to $0.45 million. As a percentage of total revenue, fund distribution and other expense increased 0.1 percentage points to 2.8%.

In each period, the dollar value decrease in fund distribution and other expense was primarily due to decreased average daily net assets across the Hennessy Funds in the current period, which in turn decreases the fees we pay to financial institutions.

Sub-Advisory Fees Expense: Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, sub-advisory fees expense decreased by 2.7%, from $1.03 million to $1.00 million. As a percentage of total revenue, sub-advisory fees expense increased 1.2 percentage points to 12.3%.

Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, sub-advisory fees expense decreased by 5.4%, from $2.2 million to $2.0 million. As a percentage of total revenue, sub-advisory fees expense increased 1.0 percentage points to 12.4%.

In each period, the dollar value decrease in sub-advisory fees expense was due to decreased average daily net assets of the sub‑advised Hennessy Funds in the current period.

Depreciation Expense: Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, depreciation expense increased by 24.6% from $0.07 million to $0.09 million. As a percentage of total revenue, depreciation expense increased 0.4 percentage points to 1.1%.

Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, depreciation expense increased by 16.9% from $0.13 million to $0.15 million. As a percentage of total revenue, depreciation expense increased 0.2 percentage points to 0.9%.

In each period, the increase in depreciation expense resulted from more fixed asset purchases in the current period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents. Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, interest income decreased from $0.7 million to $0.6 million. Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, interest income decreased from $1.4 million to $1.3 million. In each period, the decrease in interest income resulted from decreased interest rates in the current period.

Interest Expense

Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, interest expense increased from $0.57 million to $0.58 million. Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, interest expense increased from $1.14 million to $1.15 million. In each period, the increase in interest expense was due to the manner in which interest expense is calculated under U.S. GAAP. The issuance costs related to the 2026 Notes that have been capitalized are amortized over time and therefore increase the carrying amount of the 2026 Notes. As the carrying amount of the 2026 Notes increases, the interest expense on the 2026 Notes for financial statement purposes also increases.

Income Tax Expense

Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, income tax expense decreased by 24.4%, from $1.0 million to $0.7 million. Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, income tax expense decreased by 29.5%, from $2.1 million to $1.5 million. In each period, the decrease in income tax expense was due to decreased net operating income.

Net Income

Comparing the three months ended March 31, 2025, to the three months ended March 31, 2026, net income decreased by 26.1%, from $2.6 million to $1.9 million. Comparing the six months ended March 31, 2025, to the six months ended March 31, 2026, net income decreased by 29.1%, from $5.4 million to $3.8 million. In each period, the decrease in net income was primarily due to decreased revenue in the current period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended March 31, 2026, filed on May 6, 2026, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: May 6, 2026	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)