Form 10-Q
period 2026-06-30
HENNESSY ADVISORS INC
filed 2026-08-05
CIK 1145255

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐         No ☒

As of August 3, 2026, there were 7,904,410 shares of common stock issued and outstanding.

HENNESSY ADVISORS, INC.

PART I:         FINANCIAL INFORMATION

Item 1:          Unaudited Condensed Financial Statements

Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$35,351	$72,431
Investments in marketable securities, at fair value	13	12
Investment fee income receivable	2,822	2,767
Interest income receivable	203	225
Prepaid expenses	662	797
Other accounts receivable	414	283
Total current assets	39,465	76,515
Property and equipment, net of accumulated depreciation of $1,677 and $1,643, respectively	451	524
Operating lease right-of-use asset	409	676
Management contracts	82,252	82,562
Other assets	180	182
Total assets	$122,757	$160,459
Liabilities and Stockholders' Equity
Current liabilities
Accrued liabilities and accounts payable	$3,814	$4,864
Accrued payment related to management contract	-	123
Operating lease liability	391	365
Income taxes payable	-	661
Total current liabilities	4,205	6,013
Notes payable, net of issuance costs	-	39,807
Long-term operating lease liability	34	330
Net deferred income tax liability	17,370	16,573
Total liabilities	21,609	62,723
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, no par value, 22,500,000 shares authorized; 7,904,334 shares issued and outstanding as of June 30, 2026, and 7,889,941 as of September 30, 2025	$24,507	$23,478
Retained earnings	76,641	74,258
Total stockholders' equity	101,148	97,736
Total liabilities and stockholders' equity	$122,757	$160,459

See Notes to Unaudited Condensed Financial Statements

Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue
Investment advisory fees	$7,827	$7,508	$23,169	$25,242
Shareholder service fees	563	546	1,674	1,796
Total revenue	8,390	8,054	24,843	27,038
Operating expenses
Compensation and benefits	2,553	2,505	7,591	7,945
General and administrative	1,581	1,433	5,132	4,885
Fund distribution and other	243	252	693	768
Sub-advisory fees	1,023	941	3,071	3,106
Depreciation	77	74	229	204
Total operating expenses	5,477	5,205	16,716	16,908
Net operating income	2,913	2,849	8,127	10,130
Interest income	(622)	(686)	(1,887)	(2,072)
Interest expense	760	574	1,914	1,718
Income before income tax expense	2,775	2,961	8,100	10,484
Income tax expense	776	840	2,261	2,946
Net income	$1,999	$2,121	$5,839	$7,538
Earnings per share
Basic	$0.25	$0.27	$0.74	$0.97
Diluted	$0.25	$0.26	$0.73	$0.95
Weighted average shares outstanding
Basic	7,902,941	7,786,191	7,896,877	7,783,445
Diluted	8,038,411	7,960,872	8,001,423	7,939,553
Cash dividends declared per share	$0.15	$0.14	$0.44	$0.41

See Notes to Unaudited Condensed Financial Statements

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2026
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2025	7,889,941	$23,478	$74,258	$97,736
Net income	-	-	1,930	1,930
Dividends paid	-	-	(1,085)	(1,085)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	77	1	-	1
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,899	19	-	19
Stock-based compensation	-	309	-	309
Balance at December 31, 2025	7,891,917	$23,807	$75,103	$98,910
Net income	-	-	1,910	1,910
Dividends paid	-	-	(1,185)	(1,185)
Employee and director restricted stock vested	7,425	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	798	8	-	8
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	2,147	22	-	22
Stock-based compensation	-	351	-	351
Balance at March 31, 2026	7,902,287	$24,188	$75,828	$100,016
Net income	-	-	1,999	1,999
Dividends paid	-	-	(1,186)	(1,186)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	171	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,876	18	-	18
Stock-based compensation	-	299	-	299
Balance at June 30, 2026	7,904,334	$24,507	$76,641	$101,148

Statements of Changes in Stockholders' Equity

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30, 2025
				Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity
Balance at September 30, 2024	7,778,335	$22,592	$68,719	$91,311
Net income	-	-	2,834	2,834
Dividends paid	-	-	(1,070)	(1,070)
Employee and director restricted stock vested	3,294			-
Repurchase of vested employee restricted stock for tax withholding	(1)	-	-	-
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	213	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,771	18	-	18
Stock-based compensation	-	299	-	299
Balance at December 31, 2024	7,783,612	22,911	70,483	93,394
Net income	-	$-	$2,583	$2,583
Dividends paid	-	-	(1,070)	(1,070)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	164	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,774	20	-	20
Stock-based compensation	-	274	-	274
Balance at March 31, 2025	7,785,550	$23,207	$71,996	$95,203
Net income	-	-	2,121	2,121
Dividends paid	-	-	(1,071)	(1,071)
Shares issued for auto-investments pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	212	2	-	2
Shares issued for dividend reinvestment pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	1,732	20	-	20
Stock-based compensation	-	275	-	275
Balance at June 30, 2025	7,787,494	23,504	73,046	96,550

See Notes to Unaudited Condensed Financial Statements

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$5,839	$7,538
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	229	204
Unrealized gain on marketable securities	(1)	-
Change in right-of-use asset and operating lease liability	(3)	5
Amortization of note issuance costs	443	246
Deferred income taxes	797	882
Stock-based compensation	959	848
Expense related to previously capitalized management contract costs	310	-
Change in operating assets and liabilities
Investment fee income receivable	(55)	241
Interest income receivable	22	24
Prepaid expenses	135	258
Other accounts receivable	(131)	(37)
Other assets	2	1
Accrued liabilities and accounts payable	(1,173)	(284)
Income taxes payable	(661)	69
Net cash provided by operating activities	6,712	9,995
Cash flows from investing activities
Purchases of property and equipment	(156)	(265)
Payments related to management contracts	-	(186)
Net cash used in investing activities	(156)	(451)
Cash flows from financing activities
Principal payments on short-term debt	(40,250)	-
Proceeds from shares issued pursuant to the 2024 Dividend Reinvestment and Stock Purchase Plan	11	6
Dividend payments	(3,397)	(3,153)
Net cash used in financing activities	(43,636)	(3,147)
Net (decrease) increase in cash and cash equivalents	(37,080)	6,397
Cash and cash equivalents at the beginning of the period	72,431	63,922
Cash and cash equivalents at the end of the period	$35,351	$70,319
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,206	$1,995
Cash paid for interest	$1,472	$1,472
Dividend reinvestment issued in shares	$59	$58

See Notes to Unaudited Condensed Financial Statements

HENNESSY ADVISORS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Financial Statement Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2025, which has been derived from audited financial statements, and the unaudited interim condensed financial statements as of and for the three and nine months ended June 30, 2026, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and comprise the accounts of Hennessy Advisors, Inc. (the “Company,” “we,” “us,” or “our”). Certain information and footnote disclosures in these unaudited interim condensed financial statements, that may be otherwise included in financial statements presented in our Annual Reports on Form 10-K, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at June 30, 2026, the Company’s operating results for the three and nine months ended June 30, 2026 and 2025, and the Company’s cash flows for the nine months ended June 30, 2026 and 2025. These unaudited interim condensed financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for fiscal year 2025, which are included in the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2025.

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

(2)	Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker (“CODM”) uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted this standard in its 10-K filing for fiscal year 2025.

As of June 30, 2026, the Company operates in one business segment, which is its investment advisory business. The determination of a single business segment is consistent with the financial information regularly provided to the CODM, and included consideration of factors such as revenue coming from a single source (investment advisory fees generated by the Hennessy Funds) and the Company utilizing the same technology, marketing, sales, and distribution programs to support all of the Hennessy Funds. The key measure of segment profitability that the CODM uses to allocate resources and assess performance is consolidated net income, as reported on the statement of income. The CODM does not regularly review disaggregated expense categories beyond those presented in the accompanying statements of income. The measure of segment assets is reported in the accompanying balance sheets as “Total assets.” Expenditures for long-lived assets are reported as “Purchases of property and equipment” on the statements of cash flows.

(3)	Management Contracts Purchased

Throughout its history, the Company has completed 12 purchases of the assets related to the management of 33 investment funds, some of which were reorganized into already existing Hennessy Funds. In accordance with Financial Accounting Standards Board (“FASB”) guidance, the Company periodically reviews the carrying value of its management contract asset to determine if any impairment has occurred. The fair value of the management contract asset was estimated as of September 30, 2025, by applying the income approach and is based on management estimates and assumptions, including third‑party valuations that utilize appropriate valuation techniques. It was determined there was no impairment as of such date. As of June 30, 2026, management performed a qualitative analysis and determined it was more likely than not that there continued to be no impairment.

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

On March 14, 2025, the Company signed a definitive agreement with STF Management, LP to purchase the assets related to the management of two ETFs. On January 1, 2026, the agreement was terminated. As a result, for the nine months ended June 30, 2026, the Company expensed $0.3 million in costs associated with the agreement that had previously been capitalized, and the Company expensed an additional $0.1 million in costs associated with the agreement incurred in the current period.

(4)	Investment Advisory Agreements

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

(5)	Fair Value Measurements

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

Based on the definitions, the following tables represent the Company’s assets categorized in the Level 1 to Level 3 hierarchies:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$30,906	$-	$-	$30,906
Mutual fund investments	13	-	-	13
Total	$30,919	$-	$-	$30,919
Amounts included in:
Cash and cash equivalents	$30,906	$-	$-	$30,906
Investments in marketable securities	13	-	-	13
Total	$30,919	$-	$-	$30,919

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund deposits	$66,739	$-	$-	$66,739
Mutual fund investments	12	-	-	12
Total	$66,751	$-	$-	$66,751
Amounts included in:
Cash and cash equivalents	$66,739	$-	$-	$66,739
Investments in marketable securities	12	-	-	12
Total	$66,751	$-	$-	$66,751

There were no transfers between levels during the nine months ended June 30, 2026, or the year ended September 30, 2025.

The fair values of receivables, payables, and accrued liabilities approximate their book values given the short-term nature of those instruments.

(6)	Leases

The Company determines if an arrangement is an operating lease at inception. Operating leases are included in operating lease right‑of‑use assets and current and long‑term operating lease liabilities on the Company’s balance sheet. During the fiscal year ended September 30, 2024, the Company renewed the lease for its office in Novato, California for an additional three years. The renewed lease will expire on July 31, 2027. The renewal created a long‑term operating lease asset recorded during the fiscal year ended September 30, 2024. There were no other long‑term operating leases as of June 30, 2026.

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

The Company’s most significant leases are real estate leases of office facilities. The Company leases office space under non-cancelable operating leases. Its principal executive office is located in Novato, California, and it has additional offices in Dallas, Texas, Boston, Massachusetts, and Chapel Hill, North Carolina. Only the office lease in Novato, California has been capitalized because the other operating leases have terms of 12 months or less, including leases that are month‑to‑month in nature. The classification of the Company’s operating lease right-of-use assets and operating lease liabilities and other supplemental information related to the Company’s operating leases are as follows:

	June 30, 2026	September 30, 2025
Weighted average remaining lease term	1.1 years	1.8 years
Weighted average discount rate	6.15%	6.15%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the balance of operating lease liabilities reflected on the Company’s balance sheet are as follows:

June 30, 2026
(In thousands)
Remainder of fiscal year 2026	$100
Fiscal year 2027	338
Total undiscounted cash flows	438
Present value discount	(13)
Total operating lease liabilities	$425

(7)	Accrued Liabilities and Accounts Payable

Details relating to accrued liabilities and accounts payable reflected on the Company’s balance sheet are as follows:

	June 30, 2026	September 30, 2025
	(In thousands)
Accrued bonus liabilities	$2,387	$3,711
Accrued sub-advisor fees	348	338
Other accrued expenses	1,079	815
Total accrued liabilities and accounts payable	$3,814	$4,864

(8)	Debt

On October 20, 2021, the Company completed a public offering of 4.875% notes due 2026 in the aggregate principal amount of $40,250,000 (the “2026 Notes”), which included the full exercise of the underwriters’ overallotment option. The initial net proceeds received were approximately $38,607,000 after considering the impact of issuance costs and underwriter discounts. The 2026 Notes bore interest at 4.875% per annum, payable on the last day of each calendar quarter and at maturity, beginning December 31, 2021. The 2026 Notes were scheduled to mature on December 31, 2026.

On May 28, 2026, the Company delivered a notice of full redemption to the trustee of the 2026 Notes, pursuant to the indenture governing the terms of the 2026 Notes.

On June 30, 2026, the aggregate outstanding principal amount of the 2026 Notes of $40.25 million, plus accrued and unpaid interest, was paid to holders of the 2026 Notes. Upon redemption, unamortized issuance costs were charged to interest expense.

(9)	Income Taxes

The Company’s effective income tax rates for the nine months ended June 30, 2026 and 2025, were 27.9% and 28.1%, respectively.

The Company is subject to income tax in the U.S. federal jurisdiction and various state jurisdictions.

(10)	Commitments and Contingencies

In addition to the operating leases discussed in Note 6, the Company has contractual expense ratio limitations in place with respect to the Hennessy Midstream Fund, the Hennessy Technology Fund, and the Hennessy Sustainable ETF. Such contractual expense ratio limitations will expire February 28, 2027, unless extended. Total fees waived during the nine months ended June 30, 2026 and 2025, were $0.16 million and $0.14 million, respectively. To date, the Company has only waived fees based on contractual obligations but has the ability to waive fees at its discretion. Any decision to waive fees would apply only on a going forward basis.

The Company has no other commitments and no significant contingencies with original terms in excess of one year.

(11)	Equity

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

A summary of RSU activity is as follows:

	Nine Months Ended June 30, 2026
	Shares	Weighted Average Grant Date Fair Value per Share
Non-vested balance at beginning of period	395,365	$8.52
Granted	-	-
Vested	(7,425)	(8.44)
Forfeited	-	-
Non-vested balance at end of period	387,940	$8.52

Additional information related to RSUs is as follows:

June 30, 2026
(In thousands, except years)
Unrecognized compensation expense related to RSUs	$2,369
Weighted average remaining years to expense for RSUs	1.3

Dividend Reinvestment and Stock Purchase Plan

In January 2024, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (the “DRSPP”), replacing the previous Dividend Reinvestment and Stock Purchase Plan that had been in place since 2021. The DRSPP provides shareholders and new investors with a convenient and economical means of purchasing shares of the Company’s common stock and reinvesting cash dividends paid on the Company’s common stock. Under the DRSPP and its predecessor plan, the Company issued 6,968 and 5,866 shares of common stock during the nine months ended June 30, 2026 and 2025, respectively. The maximum number of shares of common stock that may be issued under the DRSPP is 1,530,000, of which 1,506,460 remained available for issuance as of June 30, 2026.

Stock Buyback Program

In August 2010, the Company’s Board of Directors adopted a stock buyback program pursuant to which the Company was authorized to repurchase up to 1,500,000 shares of its common stock in the open market, in privately negotiated transactions, or otherwise. The program has no expiration date. In August 2022, the Board of Directors increased the number of shares that may be repurchased under the program to 2,000,000 shares. As a result, 1,096,368 shares remain available for repurchase under the stock buyback program. The Company did not repurchase any shares of its common stock pursuant to the stock buyback program during the nine months ended June 30, 2026.

(12)	Earnings per Share and Dividends per Share

 The weighted average common shares outstanding used in the calculation of basic earnings per share and weighted average common shares outstanding, adjusted for common stock equivalents, used in the computation of diluted earnings per share were as follows:

	Three Months Ended June 30,
	2026	2025
Weighted average common stock outstanding, basic	7,902,941	7,786,191
Dilutive impact of RSUs	135,470	174,681
Weighted average common stock outstanding, diluted	8,038,411	7,960,872

	Nine Months Ended June 30,
	2026	2025
Weighted average common stock outstanding, basic	7,896,877	7,783,445
Dilutive impact of RSUs	104,546	156,108
Weighted average common stock outstanding, diluted	8,001,423	7,939,553

For the three and nine months ended June 30, 2026 and 2025, the Company included all common stock equivalents in the diluted earnings per share calculations as all common stock equivalents were dilutive.

The Company paid a quarterly cash dividend of $0.15 per share on June 4, 2026, to shareholders of record as of May 21, 2026.

(13)	Recently Issued and Adopted Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” as amended by ASU 2025-01, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In particular, this amendment requires public business entities to disclose detailed information about specific costs that are presented in commonly referred to expense captions, such as general and administrative expenses. The guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

On a total return basis, the Dow Jones Industrial Average was up 14.18% for the nine months ended June 30, 2026. During the most recent quarter, equity prices advanced despite heightened geopolitical risks, predominantly in the Middle East. Strong corporate earnings reports from the first quarter have reassured investors that the fundamental backdrop for equities is sound. While investors continue to closely monitor peace talks between the United States, Israel and Iran, the increased adoption of and interest in artificial intelligence has been a boon for the stock market. Employment and wage growth also remain on firm footing. The Bureau of Labor Statistics, for June, reported that unemployment stands at 4.2% with year-over-year average hourly earnings increasing 3.5%. These reports run counter to skeptics pointing out that the adoption of artificial intelligence could wreak havoc on employment trends.

Long-term U.S. bond yields rose during the three months ended June 30, 2026. With the unrest in the Middle East and the uncertainty in the Strait of Hormuz, energy prices remain elevated, despite coming down in recent months. These disruptions have given rise to inflation concerns. According to data compiled by Bloomberg, Federal Funds futures no longer price in the chance for a rate cut in 2026. Rather, there is a reasonable chance, based on this data, that the Federal Reserve will raise its benchmark interest rate before the end of the year. This contrasts sharply with data from early January that indicated the market was pricing in roughly two interest rate cuts by the end of 2026.

The Japanese equity market was up 17.24% in U.S. dollar terms over the nine months ended June 30, 2026, as measured by the Tokyo Stock Price Index. During the period, Japanese equities traded higher as the boom in artificial intelligence and semiconductor demand coupled with an accommodative political agenda seemed to have given hope to investors for sustained economic growth.

For the one‑, three‑, five-, and ten-year periods ending June 30, 2026, all 17 Hennessy Funds posted positive total returns (except that the Hennessy Sustainable ETF does not have ten years of performance history).

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

We provide service to nearly 170,000 fund accounts nationwide, including accounts held by investors who employ financial advisors to assist them with investing as well as accounts held by retail investors who invest directly with us. We serve approximately 10,200 financial advisors who utilize the Hennessy Funds on behalf of their clients, including roughly 150 who purchased one of our Funds for the first time during the most recent quarter. Approximately 17% of such advisors own two or more Hennessy Funds, and approximately 700 advisors hold a position of over $500,000. While numbers have declined in recent years, we continue to focus significant efforts on building and maintaining brand loyalty among our top tier of advisors.

Total assets under management as of June 30, 2026, was $4.4 billion, an increase of $0.1 billion, or 2.6%, compared to June 30, 2025. The increase in total assets was attributable to market appreciation, substantially offset by net outflows from the Hennessy Funds.

The following table illustrates the quarter‑by‑quarter changes in our assets under management since the quarter ended June 30, 2025:

	Fiscal Quarter Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(In thousands)
Beginning assets under management	$3,925,200	$4,094,155	$4,244,768	$4,280,005	$4,255,690
Acquisition inflows	-	-	-	-	-
Organic inflows	121,939	151,133	129,602	168,609	230,592
Redemptions	(223,377)	(329,410)	(386,594)	(377,338)	(451,681)
Market appreciation (depreciation)	566,863	9,322	106,379	173,492	245,404
Ending assets under management	$4,390,625	$3,925,200	$4,094,155	$4,244,768	$4,280,005

As stated above, the fees we receive for providing investment advisory and shareholder services are based on average assets under management. The following table shows average assets under management for each quarter since the quarter ended June 30, 2025:

	Fiscal Quarter Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(In thousands)
Hennessy Mutual Funds
Investor Class	$2,259,402	$2,235,630	$2,220,417	$2,253,847	$2,192,046
Institutional Class	1,907,971	1,840,965	1,855,458	1,913,241	1,818,345
Hennessy ETFs	93,655	92,986	94,885	94,128	88,393
Average assets under management	$4,261,028	$4,169,581	$4,170,760	$4,261,216	$4,098,784

The principal asset on our balance sheet, the management contract asset, represents the capitalized costs incurred in connection with the purchase of the assets related to the management of investment funds. As of June 30, 2026, this asset had a net balance of $82.3 million, compared to $82.6 million as of September 30, 2025. This decrease is related to a current period expense of previously capitalized costs as a result of the termination on January 1, 2026 of the definitive agreement signed with STF Management, LP in March 2025.

Following the redemption of the 2026 Notes, as discussed in Note 8, the principal liability on our balance sheet is the net deferred tax liability of $17.4 million arising from the continued write-off of our management contracts asset for tax purposes, which creates a book-to-tax difference.

Liquidity and Capital Resources

We continually review our capital requirements to ensure that we have funding available to support our business model. Management anticipates that cash and other liquid assets on hand as of June 30, 2026, will be sufficient to meet our capital requirements for one year from the issuance date of this report, as well as our longer-term capital requirements for periods beyond one year from the issuance date of this report. To the extent that liquid resources and cash provided by operations are not adequate to meet long-term capital requirements, management plans to raise additional capital by either, or both, seeking bank financing or accessing the capital markets. There can be no assurance that we will be able to raise additional capital.

As discussed above, on October 20, 2021, we completed a public offering of our 2026 Notes in the aggregate principal amount of $40.25 million. The 2026 Notes were redeemed in whole on June 30, 2026.

Our total assets under management as of June 30, 2026, was $4.4 billion, an increase of $0.1 billion, or 2.6%, compared to June 30, 2025. The primary sources of our revenue, liquidity, and cash flow are our investment advisory fees and shareholder service fees, which are based on and generated by our average assets under management. Our average assets under management for the nine months ended June 30, 2026, was $4.2 billion, a decrease of $0.4 billion, or 7.8%, compared to the nine months ended June 30, 2025. As of June 30, 2026, we had cash and cash equivalents of  $35.4 million and no debt.

The following table summarizes key financial data relating to our liquidity and use of cash:

	For the Nine Months
	Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$6,712	$9,995
Net cash used in investing activities	(156)	(451)
Net cash used in financing activities	(43,636)	(3,147)
Net (decrease) increase in cash and cash equivalents	$(37,080)	$6,397

The decrease in cash provided by operating activities of $3.3 million was primarily due to decreased net income and decreased accrued liabilities and accounts payable in the current period.

The decrease in cash used in investing activities of $0.3 million was due to capitalized costs associated with a former asset purchase agreement in the previous period.

The increase in cash used in financing activities of $40.5 million was due to the redemption of the 2026 Notes on June 30, 2026.

Results of Operations

The following table sets forth items in the statements of income as dollar amounts and as percentages of total revenue:

	Three Months Ended June 30,
	2026		2025
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$7,827	93.3%	$7,508	93.2%
Shareholder service fees	563	6.7	546	6.8
Total revenue	8,390	100.0	8,054	100.0
Operating expenses
Compensation and benefits	2,553	30.4	2,505	31.1
General and administrative	1,581	18.9	1,433	17.8
Fund distribution and other	243	2.9	252	3.1
Sub-advisory fees	1,023	12.2	941	11.7
Depreciation	77	0.9	74	0.9
Total operating expenses	5,477	65.3	5,205	64.6
Net operating income	2,913	34.7	2,849	35.4
Interest income	(622)	(7.4)	(686)	(8.5)
Interest expense	760	9.1	574	7.1
Income before income tax expense	2,775	33.0	2,961	36.8
Income tax expense	776	9.2	840	10.5
Net income	$1,999	23.8%	$2,121	26.3%

	Nine Months Ended June 30,
	2026		2025
	Amount	Percent of Total Revenue	Amount	Percent of Total Revenue
	(In thousands, except percentages)
Revenue
Investment advisory fees	$23,169	93.3%	$25,242	93.4%
Shareholder service fees	1,674	6.7	1,796	6.6
Total revenue	24,843	100.0	27,038	100.0
Operating expenses
Compensation and benefits	7,591	30.6	7,945	29.4
General and administrative	5,132	20.6	4,885	18.1
Fund distribution and other	693	2.8	768	2.8
Sub-advisory fees	3,071	12.4	3,106	11.4
Depreciation	229	0.9	204	0.8
Total operating expenses	16,716	67.3	16,908	62.5
Net operating income	8,127	32.7	10,130	37.5
Interest income	(1,887)	(7.6)	(2,072)	(7.7)
Interest expense	1,914	7.7	1,718	6.4
Income before income tax expense	8,100	32.6	10,484	38.8
Income tax expense	2,261	9.1	2,946	10.9
Net income	$5,839	23.5%	$7,538	27.9%

Revenue – Investment Advisory Fees and Shareholder Service Fees

Total revenue comprises investment advisory fees and shareholder service fees. Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, total revenue increased by 4.2%, from $8.1 million to $8.4 million, investment advisory fees increased by 4.2%, from $7.5 million to $7.8 million, and shareholder service fees increased by 3.1%, from $0.5 million to $0.6 million. In the three-month period, the increase in investment advisory fees was due mainly to increased average daily net assets of the Hennessy Funds in the current period, and the increase in shareholder service fees was due to an increase in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds in the current period. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, total revenue decreased by 8.1%, from $27.0 million to $24.8 million, investment advisory fees decreased by 8.2%, from $25.2 million to $23.2 million, and shareholder service fees decreased by 6.8%, from $1.8 million to $1.7 million. In the nine-month period, the decrease in investment advisory fees was due mainly to decreased average daily net assets of the Hennessy Funds in the current period, and the decrease in shareholder service fees was due to a decrease in the average daily net assets held in Investor Class shares of the Hennessy Mutual Funds in the current period. Assets held in Investor Class shares of the Hennessy Mutual Funds are subject to a shareholder service fee, whereas assets held in Institutional Class shares of the Hennessy Mutual Funds are not subject to a shareholder service fee.

We collect investment advisory fees from each of the Hennessy Funds at differing annual rates. These annual rates range between 0.40% and 1.25% of average daily net assets. Average daily net assets of the Hennessy Funds for the three months ended June 30, 2026, was $4.3 billion, which represents an increase of $0.2 billion, or 4.0%, compared to the three months ended June 30, 2025, and average daily net assets of the Hennessy Funds for the nine months ended June 30, 2026, was $4.2 billion, which represents a decrease of $0.4 billion, or 7.8%, compared to the nine months ended June 30, 2025. The Hennessy Fund with the largest average daily net assets for the three and nine months ended June 30, 2026, was the Hennessy Cornerstone Mid Cap 30 Fund, with $1.3 billion and $1.2 billion, respectively. We collect an investment advisory fee from the Hennessy Cornerstone Mid Cap 30 Fund at an annual rate of 0.74% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the three months ended June 30, 2026, was the Hennessy Gas Utility Fund, with $0.5 billion. We collect an investment advisory fee from the Hennessy Gas Utility Fund at an annual rate of 0.40% of average daily net assets. The Hennessy Fund with the second largest average daily assets for the nine months ended June 30, 2026 was the Hennessy Focus Fund, with $0.5 billion. We collect an investment advisory fee from the Hennessy Focus Fund at an annual rate of 0.90% of average daily net assets. However, we pay a sub‑advisory fee at an annual rate of 0.29% to the fund’s sub-advisor, which reduces the net operating profit contribution of the fund to our financial operations.

Total assets under management as of June 30, 2026, was $4.4 billion, an increase of $0.1 billion, or 2.6%, compared to June 30, 2025. The increase in total assets was attributable to market appreciation, substantially offset by net outflows from the Hennessy Funds.

The only Hennessy Fund with net inflows was as follows:

Three Months Ended June 30, 2026
Fund Name	Amount
Hennessy Japan Small Cap Fund	$2	million

None of the Hennessy Funds had net inflows during the nine months ended June 30, 2026.

The Hennessy Funds with the three largest amounts of net outflows were as follows:

Three Months Ended June 30, 2026			Nine Months Ended June 30, 2026
Fund Name	Amount		Fund Name	Amount
Hennessy Cornerstone Growth Fund	$(24)	million	Hennessy Cornerstone Mid Cap 30 Fund	$(195)	million
Hennessy Focus Fund	(24)	million	Hennessy Focus Fund	(103)	million
Hennessy Cornerstone Mid Cap 30 Fund	(17)	million	Hennessy Cornerstone Growth Fund	(57)	million

Redemptions as a percentage of assets under management decreased from an average of 3.6% per month during the three months ended June 30, 2025, to an average of 1.8% per month during the three months ended June 30, 2026. Redemptions as a percentage of assets under management decreased from an average of 3.9% per month during the nine months ended June 30, 2025 to an average of 2.5% per month during the nine months ended June 30, 2026.

Operating Expenses

Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, total operating expenses increased by 5.2% from $5.2 million to $5.5 million. As a percentage of total revenue, total operating expenses increased 0.7 percentage points to 65.3%. The increase in operating expenses was due to increases in the compensation and benefits, general and administrative, sub-advisory fees, and depreciation categories, partly offset by a decrease in fund distribution and other expense.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, total operating expenses decreased by 1.1% from $16.9 million to $16.7 million. As a percentage of total revenue, total operating expenses increased 4.8 percentage points to 67.3%. The dollar value decrease in operating expenses was due to decreases in the compensation and benefits, fund distribution and other, and sub-advisory fees categories, partly offset by increases in general and administrative and depreciation expense categories.

Compensation and Benefits Expense: Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, compensation and benefits expense increased by 1.9%, from $2.5 million to $2.6 million. As a percentage of total revenue, compensation and benefits expense decreased 0.7 percentage points to 30.4%. The dollar value increase in compensation and benefits expense was due to an increase in salaries due to higher headcount, partially offset by a decrease in incentive-based compensation, in the current period.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, compensation and benefits expense decreased by 4.5%, from $7.9 million to $7.6 million. As a percentage of total revenue, compensation and benefits expense increased 1.2 percentage points to 30.6%. The dollar value decrease in compensation and benefits expense was due to a decrease in incentive-based compensation in the current period.

General and Administrative Expense: Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, general and administrative expense increased by 10.3%, from $1.4 million to $1.6 million. As a percentage of total revenue, general and administrative expense increased 1.1 percentage points to 18.9%. The increase in general and administrative expense was primarily due to increased business development expense in the current period.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, general and administrative expense increased by 5.1%, from $4.9 million to $5.1 million. As a percentage of total revenue, general and administrative expense increased 2.5 percentage points to 20.6%. The increase in general and administrative expense was primarily due to the termination on January 1, 2026, of the definitive agreement signed with STF Management, LP in March 2025 and the related expense of previously capitalized costs in the current period.

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

Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, fund distribution and other expense decreased by 3.6%, from $0.3 million to $0.2 million. As a percentage of total revenue, fund distribution and other expense decreased 0.2 percentage points to 2.9%.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, fund distribution and other expense decreased by 9.8%, from $0.77 million to $0.69 million. As a percentage of total revenue, fund distribution and other expense remained the same at 2.8%.

In both periods, the dollar value decrease in fund distribution and other expense was primarily due to decreased operating expenses relating to the Hennessy Sustainable ETF in the current period.

Sub-Advisory Fees Expense: Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, sub-advisory fees expense increased by 8.7%, from $0.94 million to $1.02 million. As a percentage of total revenue, sub-advisory fees expense increased 0.5 percentage points to 12.2%.  The increase in sub-advisory fees expense was due to increased average daily net assets of the sub‑advised Hennessy Funds in the current period.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, sub-advisory fees expense remained the same at $3.1 million. As a percentage of total revenue, sub-advisory fees expense increased 1.0 percentage points to 12.4%.

Depreciation Expense: Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, depreciation expense increased by 4.1% from $0.07 million to $0.08 million. As a percentage of total revenue, depreciation expense remained the same at 0.9%.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, depreciation expense increased by 12.3% from $0.20 million to $0.23 million. As a percentage of total revenue, depreciation expense increased 0.1 percentage points to 0.9%.

In each period, the increase in depreciation expense resulted from more fixed asset purchases in the current period.

Interest Income

Interest income consists of interest earned on cash and cash equivalents.

Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, interest income decreased from $0.7 million to $0.6 million. Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, interest income decreased from $2.1 million to $1.9 million. In each period, the decrease in interest income resulted from decreased interest rates in the current period.

Interest Expense

Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, interest expense increased from $0.57 million to $0.76 million. Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, interest expense increased from $1.72 million to $1.91 million. In each period, the increase in interest expense was primarily due to the redemption of the 2026 Notes on June 30, 2026, and the related expense of unamortized issuance costs in the current period.

Income Tax Expense

Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, income tax expense remained the same at $0.8 million.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, income tax expense decreased by 23.3%, from $2.9 million to $2.3 million. The decrease in income tax expense was due to decreased net operating income in the current period.

Net Income

Comparing the three months ended June 30, 2025, to the three months ended June 30, 2026, net income decreased by 5.8%, from $2.1 million to $2.0 million. The decrease in net income was primarily due to the redemption of the 2026 Notes on June 30, 2026, and the related expense of unamortized issuance costs in the current period.

Comparing the nine months ended June 30, 2025, to the nine months ended June 30, 2026, net income decreased by 22.5%, from $7.5 million to $5.8 million. The decrease in net income was primarily due to decreased revenue in the current period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 5.            Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the Quarterly Report on Form 10‑Q of Hennessy Advisors, Inc. for the quarter ended June 30, 2026, filed on August 5, 2026, formatted in Inline XBRL: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Income; (iii) the Condensed Statements of Changes in Stockholders’ Equity; (iv) the Condensed Statements of Cash Flows; (v) the Notes to Unaudited Condensed Financial Statements; and (vi) the information included in Part II, Item 5(c).

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HENNESSY ADVISORS, INC.

Date: August 5, 2026	By:	/s/ Teresa M. Nilsen
Teresa M. Nilsen
President, Chief Operating Officer, and Secretary (As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)